Form 10KSB/A
NEMATRON CORP
filed 1996-05-20
CIK 892832

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A-2
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended SEPTEMBER 30, 1995
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the transition period from ______ to _________

         Commission File Number:  0-21142

                              NEMATRON CORPORATION
                 (Name of small business issuer in its charter)


                      MICHIGAN                                                  38-2483796
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


      5840 INTERFACE DRIVE, ANN ARBOR, MICHIGAN                    48103
         (Address of principal executive offices)                (Zip Code)

                                 (313) 994-0501
                          (Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act:  NONE
         Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  [X] Yes     [ ] No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year:  $17,576,305

     The aggregate market value of the voting stock held by non-affiliates as of December 8, 1995, computed by reference to the closing price of such stock on such date as quoted on the NASD SmallCap Market, was approximately $12,196,000.

The number of shares outstanding of the issuer's Common Stock on December 8, 1995 was 2,869,613.


================================================================================

The Registrant hereby amends its Form 10-KSB for the fiscal year ended September 30, 1995 to amend and restate Items 3, 6, 7 and 8 as set forth below:

ITEM 3. LEGAL PROCEEDINGS.

     On September 20, 1995, Xycom, Inc. filed suit against the Company and UAI in the Circuit Court for the County of Washtenaw, State of Michigan. The suit alleges that UAI, a company acquired via merger into NemaSoft, Inc., a wholly-owned subsidiary of the Company, disclosed confidential information of Xycom to NemaSoft and the Company, and failed to notify Xycom of the transfer of certain intellectual property to NemaSoft. In the complaint, Xycom contends that, upon receipt of such notice, it would have been entitled to either negotiate with NemaSoft for a royalty-free license to use the intellectual property or to exercise a right of first refusal for the purchase of the intellectual property. The suit also alleges that Nematron interfered with Xycom's contractual relations with UAI. The suit seeks unspecified damages and injunctive relief based on allegations of, among other things, breach of trade secrets and tortuous interference with contractual relations. The suit also seeks to enjoin the use of certain marketing, business and other non-technical information which it alleges constitutes trade secrets and to unwind the merger of UAI into NemaSoft. The Company and NemaSoft filed answers denying all material allegations made by Xycom, and NemaSoft filed a countersuit against Xycom. The Company and NemaSoft believe the allegations made by Xycom are without merit. Although the Company cannot predict the likely outcome of the lawsuit at this preliminary stage of proceedings, management believes that, even if the Company does not prevail, the ultimate disposition of these matters will not have a material adverse effect on the Company's business, financial position or operations. The Company and NemaSoft intend to assert their positions vigorously in litigation.

     The Company is not involved in any other legal proceedings considered by management to be other than routine litigation incidental to its business, and management does not believe any such litigation to be material.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

OVERVIEW

     The Company generated net income in fiscal 1995 after incurring net losses for each of the five fiscal years ended September 30, 1990 through 1994. The return to profitable operations in fiscal 1995 was due to successful implementation beginning in October 1994 of a turnaround plan that affected virtually all areas of the Company. Due to cash required to fund losses generated in the immediately preceding two years, by October 1994, the Company's working capital had been eroded and the Company was generally unable to generate sufficient funds with which to purchase required inventories and to keep current with its vendor payments. A key component of the turnaround plan was to obtain additional funds through an expansion of the Company's bank line of credit and the incurrence of subordinated debt through a private placement. The Company's turnaround plan also included, among other things, a reduction of staff by over 20%, a wage freeze and/or salary decreases for all personnel, implementation of improved financial and operating controls, entering into extended payment terms with certain key vendors, strengthening its sales and distribution network, upgrading its financial, engineering and marketing staffs, and realigning corporate responsibilities. Later in fiscal 1995, the Company replaced certain members of management, continued to improve operating and financial controls, and implemented its corporate strategy to reduce unprofitable product offerings, control its discounting policies, introduce higher margin computers and hardware products, and shift its focus from relying exclusively on computer and other hardware factory automation products to increasing its revenues from sales of integrated hardware and software solutions. In order to increase its revenues from integrated hardware and software solution sales, the Company merged in March 1995 with Imagination Systems, Inc. ("ISI") and acquired Universal Automation, Inc. ("UAI") in September 1995, both of which companies develop and market software products.

     The turnaround plan described above has been substantially completed as of mid - December, 1995, although adjustments of such actions will continue to occur in the normal course of business. The Company intends to place additional emphasis on foreign sales in fiscal 1996.

     Management's continuing strategy is to incorporate software products developed by ISI and UAI into the Company's product offerings and to vertically integrate its product offerings to include both hardware and software products related to industrial automation. The Company's marketing and sales efforts to existing and new customers include stand-alone computers, software products and bundled products. The Company intends to continue its shift of business away from dominance by computer hardware sales, and will pursue the development of existing and new software products. Additionally, the Company has identified new markets for both hardware and software products, and will pursue new business from customers which offer the greatest likelihood of large hardware unit volume and/or large dollar volume from software products and licenses. Management anticipates significant growth in the industrial software marketplace and intends, through concentrated development and aggressive marketing and sales efforts, to capture an increasing percentage of that market.

     The Company and its wholly owned subsidiary, NemaSoft, Inc., are defendants in a lawsuit brought by one of its competitors, Xycom, Inc., seeking unspecified damages based on allegations of, among other things, disclosure of trade secrets and tortious interference with contractual relations. The suit also seeks to enjoin the use of certain marketing, business and other non-technical information which it alleges constitutes trade secrets and to unwind the merger of UAI into NemaSoft. Although the Company cannot predict the likely outcome of the lawsuit at this preliminary stage of the proceedings, management believes that, even if the Company does not prevail, the ultimate disposition of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance, however, that the outcome of the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The following discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities and Exchange Act of 1934, as amended, with respect to expectations for future periods which are subject to various uncertainties explained herein.

FISCAL 1995 COMPARED TO FISCAL 1994

     Net revenues were $17,576,000 in fiscal 1995 compared to $15,287,000 in fiscal 1994. This represents an increase of $2,289,000, or 15.0%, compared to fiscal 1994. Of the increase, $704,000, or 30.8%, was attributable to revenues from the software sales, which were not material in fiscal 1994, and $1,585,000, or 69.2% of the increase, was attributable to increases in sales of Industrial Workstations(TM) and related parts and service. The increase in sales of Industrial Workstations(TM) and related parts and service represented an increase of 10.5% in fiscal 1995 over fiscal 1994, and resulted from both price increases on several products and a reduction in discounts given to certain distributors and direct sales accounts. Price increases, ranging from 1% to 20%, were made on a product by product basis and distributor discount controls were established for specific accounts where needed. Both of these activities were undertaken as part of the Company's turnaround plan initiated in fiscal 1995. Foreign revenues increased in fiscal 1995 by $1,942,000, or 42.4%, over foreign revenues in fiscal 1994, reflecting the strong demand in Europe and favorable customer response to increased marketing and sales efforts expended by the Company over the last several years. Domestic revenues increased in fiscal 1995 by $347,000, or 3.2%, over domestic revenues in fiscal 1994, due almost exclusively to revenues resulting from software sales. Management expects that the growth in net revenues experienced in fiscal 1995 will continue at or near the fiscal 1995 rate as the initial response to the Company's new products has been favorable, and the Company will continue to place increased emphasis on marketing and sales efforts, especially to new customers which have a the greatest likelihood for large hardware unit volume and/or large dollar volume from software products and licenses. Also, software sales from newly developed or acquired software products will be included in Company revenues for a full year in fiscal 1996 versus being included for a partial year in fiscal 1995. The Company's expectation of revenue growth is also based on management's assumption and belief that the products introduced in late fiscal 1995 and planned for release in fiscal 1996 are technologically more advanced than certain comparably priced competing products and that the expansion of the Company's product line will result in the addition of new distributors to the Company's distribution network. The actual growth in net revenues for fiscal 1996 is subject to a number of uncertainties, however. For example, the marketplace may not respond favorably to the Company's sales and marketing efforts, latent technological deficiencies in the new products may reduce demand for the products, the anticipated interest of new distributors in the Company's products may not come to fruition, or the technological advances by competing products may reduce demand for the Company's products. The occurrence of any of these events could result in the Company's net revenues growing at a reduced rate or declining.

     Cost of revenues include costs related to raw materials and component parts, direct labor, burden, amortization of capitalized software costs, provisions for warranty expenses on products sold and provisions for excess and obsolete inventory. There were no material changes in costs of raw materials, direct labor or burden, but amortization of capitalized software costs increased in relation to increases in software-related revenues in fiscal 1995 compared to fiscal 1994. In fiscal 1994 and 1995, the Company placed a significantly increased emphasis on improving the overall quality of all products assembled and shipped through improved manufacturing techniques, placing higher quality standards on purchased materials, and improving shipping and packaging methods. Additionally, in late fiscal 1994, the Company followed industry trends and reduced its warranty period from an average of 30 months to 18 months. As a result of such actions, warranty expenses have decreased by approximately $90,000 in fiscal 1995 compared to fiscal 1994, and the year-end warranty reserve has decreased by approximately $110,000. As part of the turnaround plan initiated in fiscal 1995, the Company altered its purchasing practices and purchased raw materials in smaller quantities and more on a "just-in-time" basis than in previous years. Also, the Company phased out its product offerings only when it was economical to do so - i.e., when component parts inventory for a potential phase-out product were minimal. As a result of such actions, the need for a significant addition to the year-end provision for excess and obsolete inventory was eliminated in fiscal 1995.

     Gross profit increased in fiscal 1995 to $6,194,000, 35.2% of net
revenues, from $3,243,000, or 21.2% of net revenues in fiscal 1994.    The
increase in gross profit in fiscal 1995 was due to implementation of the Company's turnaround plan through increasing prices and/or decreasing discounts for certain products and to certain major customers, the elimination of certain low margin products from the Company's product offerings, and the increase in sales of higher margin hardware and software products. In fiscal 1995, the elimination of low margin products had the added benefit of reducing the number of unique hardware components purchased and maintained in inventory. Further, higher margin hardware and hardware bundled with software imbedded into the product were emphasized in the Company's sales and marketing efforts. In fiscal 1995 total gross profit improved due to the sales of such bundled products and certain software products, primarily AutoNet software and the related integration services resulting from the Company's merger with Imagination Systems, Inc. ("ISI") in March 1995. Also, approximately $150,000 of revenue was recorded from sales of FloPro(R) software licenses resulting from the Company's acquisition of Universal Automation, Inc. ("UAI") in September 1995, and such sales of high margin software had a positive impact on overall gross profit. The lower gross profit in fiscal 1994 was also the result of increased provisions for warranty costs and for additional reserves for excess and obsolete inventory; similar increases in provisions and reserves were not required in fiscal 1995. Management expects that overall gross profit will continue to improve, but at a slower rate than the growth rate experienced in fiscal 1995. The expected increase in gross profit in fiscal 1996 is due to the Company's continued shift away from lower margin hardware products, the continued elimination of lower margin products and a favorable response to the Company's marketing and sales efforts with respect to higher margin hardware and software products. The actual gross profit growth rate for fiscal 1996 is subject to various uncertainties, however. For example, the Company may be unable to sustain product price increases implemented in fiscal 1995 if there is a reduction in customer demand or a substantial decrease in competitors' prices on comparable products, raw material prices may increase to an extent that cannot be passed on to customers, or the Company's marketing efforts to boost sales of higher margin products may not be successful. The occurrence of any of these events would adversely affect the Company's gross profit.

     Product development costs decreased in fiscal 1995 by $751,000, or 45.7%, over the fiscal 1994 level, primarily due to write-offs of previously capitalized software costs related to one major and several other smaller projects in 1994, which were not required in fiscal 1995. A larger percentage of the Company's software development efforts were capitalizable expenditures in fiscal 1995 than in fiscal 1994. The most significant of these products was the PowerVIEW(TM) product which was released in September 1995. Approximately $494,000 more software development costs, primarily related to PowerVIEW(TM), were capitalized in fiscal 1995 than in fiscal 1994. Included in the fiscal 1994 product development costs of $1,645,000 was a $440,000 write-off of previously capitalized costs related to the abandonment in the fourth quarter of fiscal 1994 of in-process software which was being developed in fiscal 1993 and fiscal 1994 and which was to be the basis for the Company's next generation of industrial workstation products.

In the fourth quarter of fiscal 1994 and prior to the issuance of its financial statements, the Company completed its review and evaluation of its in-process software. The Company determined that, although the in-process software would accomplish its designed functions, it would be more economical and beneficial to base the next generation of Company products on software that had been developed by ISI. Consequently, the Company wrote off in the fourth quarter of fiscal 1994 all costs associated with its internally developed software for the applicable project. Product development expenses, which are a function of new product research and development and existing product enhancement efforts, are expected to increase over the fiscal 1995 level as a result of planned efforts to update several existing products and plans to engage in additional research efforts on new products and technologies. The actual level of product development expense for fiscal 1996 is subject to various uncertainties, including the Company's potential inability to attract and/or retain qualified persons to perform the planned activities and the potential lack of available cash to fund the planned activities. In addition, it is possible that research and development efforts could proceed more quickly than anticipated and require the Company to capitalize (rather than expense) the costs related to such efforts.

     Selling, general and administrative expenses in fiscal 1995 increased by $397,000, or 9.2%, over the fiscal 1994 level, due principally to increased marketing and sales efforts in the second half of the fiscal year undertaken to achieve the sales growth discussed previously, including the sales and marketing efforts needed for products acquired through the ISI merger and other new product introductions, and for the expansion of the Company's sales force and its distribution network. Also, the Company experienced certain increases in general and administrative expenses due to the merger of the Company with ISI in March 1995. The acquisition of UAI in September 1995 had an insignificant impact on selling, general and administrative expenses in fiscal 1995. The Company's turnaround efforts included reductions early in fiscal 1995 of several selling, general and administrative personnel, and the realization of certain efficiencies resulting from a realignment of responsibilities. Additionally, the salaries of all officers and most middle management personnel were reduced by between 5% and 20%, other salaries were frozen, and to the extent practical, all non-essential spending was curtailed. The rate of increase in selling, general and administrative expenses is expected to approximate the growth rate in fiscal 1995. This expectation is based upon planned increases in support staff and marketing staff, general cost increases due to expanding marketing, sales and other activities and inclusion of the cost of maintaining the Virginia facility for a full year in fiscal 1996 compared to a partial year in fiscal 1995. The actual rate of growth is subject to various uncertainties, however. These include the Company's potential inability to attract and retain qualified personnel as planned and the potential need to curtail planned marketing and sales efforts and other activities if the necessary funds are not available.

     Interest expense in fiscal 1995 increased by $138,000 due to a combination of higher borrowing levels which were necessary to fund fiscal 1994 losses and the expansion of business in fiscal 1995. Average borrowings under the Company's bank line of credit increased by $462,000 and the average interest rate on such borrowings increased by 3.22%. Additionally, the Company increased by $262,000 its borrowings under convertible subordinated notes for most of fiscal 1995, borrowed $100,000 under a short term loan with a bank, and borrowed $100,000 from former ISI shareholders for a portion of fiscal 1995.
In August 1995, the Company eliminated $200,000 of subordinated debt through conversion of a convertible subordinated note into common stock, and entered into a new term note collateralized by a mortgage. In September 1995, the Company increased the amount of its available line of credit and has utilized a portion of such increase. In November 1995 the Company repaid $444,000 of convertible subordinated debt with proceeds of $1,800,000 of new subordinated debt. The net effect of these transactions was an increase in total debt for fiscal 1995 over fiscal 1994, and an increase in average debt outstanding for fiscal 1996 is anticipated. Therefore, interest expense is expected to increase in fiscal 1996.

     Foreign currency gain totaled $73,700 in fiscal 1995 compared to $40,000 in fiscal 1994. The gain resulted in each period primarily from translating the intercompany balance between the Company and its Netherlands-based wholly owned subsidiary at year end exchange rates of U.S. dollars to the Dutch guilder. Only the portion of the intercompany balance planned or anticipated to be settled in the foreseeable future is subject to foreign exchange gain or loss. The foreign currency gain has no effect on near term liquidity. While the foreign currency gain has been significant to operations in fiscal 1995, management does not expect the effect of foreign currency transactions to be significant in fiscal 1996 as the intercompany balance which is subject to translation is reduced from the levels maintained in fiscal 1995.

FISCAL 1994 COMPARED TO FISCAL 1993

     Net revenues increased in fiscal 1994 by $3,045,000, or 24.9%, compared to fiscal 1993. Of this total, $1,669,000, or 54.8% of the increase, was attributable to the acquisition of selected assets related to the industrial computer business section of Action instruments, Inc. a California company, in October, 1993 (the "Action Acquisition").

     Foreign sales increased in fiscal 1994 by $1,827,000, or 66.6%, over foreign sales in fiscal 1993, reflecting the strong demand in Europe and the increase in marketing and sales efforts expended by the Company over the last two years.

     Domestic sales increased in fiscal 1994 by $1,218,000, or 12.8%, over domestic sales in fiscal 1993. The increase was due almost exclusively to revenues resulting from the Action Acquisition.

     Gross margins continued to decrease in fiscal 1994, declining to 21.2% in fiscal 1994 from 25.1% in fiscal 1993. The decrease in gross margin in fiscal 1994 was attributable primarily to increased provisions for warranty costs and for additional reserves for excess and obsolete inventory. In the fourth quarter of fiscal 1994, available information was analyzed which allowed the Company to better estimate its required warranty reserves in the United States and Europe. Company management conducted a thorough review of its inventory and determined that an additional reserve for excess and obsolete inventory of $675,000 was required at year end.

     Product development costs in fiscal 1994 increased by $1,093,000, or 198.1%, over the fiscal 1993 level, primarily due to write-offs of previously capitalized software costs related to one major and several other smaller projects. Included in the fiscal 1994 amount of $1,645,000 is $440,000 of costs related to software which was being developed in fiscal 1993 and fiscal 1994 which was to be the basis for the Company's next generation of industrial workstation products. In June 1994 the Company had entered into several commercial arrangements with Imagination Systems, Inc., a Virginia based software company ("ISI"). Under one of the arrangements, ISI agreed to continue development of the software underlying the next generation of products by combining the Nematron product under development with a similar ISI product under development. Nematron agreed to partially fund the development of that product. After completing its review and evaluation in the fourth quarter of fiscal 1994 of the Company's in-process product, prior to the issuance of its 1994 financial statements, the Company determined that, although the software it had developed was on track to accomplish its designed functions, it would be more economical and beneficial to base the next generation of Company products on software that had been developed by ISI rather than on the Company's internally developed software. Consequently, the Company wrote off in the fourth quarter of fiscal 1994 all costs associated with its internally developed software for the applicable project. The remaining $653,000 increase in product development costs in fiscal 1994 was due to the Company's efforts to update several product offerings.

     Selling, general and administrative expenses increased in fiscal 1994 by $420,000, or 10.8%, over the 1993 level, due principally to increased marketing and sales efforts to achieve the sales growth discussed previously.

     Other income in fiscal 1994 includes $100,000 realized from the sale to ISI of a non-exclusive worldwide royalty free right to certain Company proprietary technology for use in industrial workstations. A sale of this nature is not expected in fiscal 1995.

     Interest expense increased in 1994 by $59,000, or 32.3%, over fiscal 1993 due to higher interest rates on bank line of credit borrowings and higher average borrowings which were used to finance working capital needs and to partially finance the Company's acquisition of certain assets of Action Instruments, Inc..

NEW ACCOUNTING PRONOUNCEMENTS

     In March, 1995, the Financial Accounting Standards Board (the "FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995 and requires long-lived assets and certain intangible assets to be carried at the lower of cost or fair value to sell if recoverability is determined to be questionable. The Company does not believe adoption of this statement will have a material impact on operations.

     In November, 1995, the FASB issued Statement No. 123, "Accounting for Stock Based Compensation." This statement is effective for fiscal years beginning after December 15, 1995. Companies have a choice to include a reasonable estimate of expense for all stock-based compensation in the operating statement, or to disclose the effect of adopting the provisions of the statement on a pro forma basis in a footnote to the financial statements. The Company anticipates that it will include the effects of the statement in a pro forma disclosure, and it is unable to estimate the impact of the statement at this time.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1995, the Company increased its capital resources by obtaining a new term note secured by a mortgage, $78,000 of equipment under capital leases, $262,000 of proceeds under convertible subordinated notes, and $500,000 under terms of an increased bank credit line. Additionally, the Company has renegotiated the agreement underlying its bank line of credit, so that the maximum borrowings available have increased to $3,250,000, which represents an $800,000 increase over the amount available during fiscal 1995. Although the maximum amount that can be drawn is limited by a formula, the Company expects that the full $3,250,000 will be available for all of fiscal 1996.

     In November 1995, the Company closed on a private placement of subordinated debt. Under the terms of such agreement, the note holders provided the Company with $1,800,000 of subordinated debt in return for 12% notes which require interest only payments for three years. The net proceeds from the sale of the notes of $1,208,000, after repayment of $444,000 of convertible subordinated debt to a note holder and the payment of investment banking fees, were added to working capital.

     The Company's operating activities used $274,000 in cash in fiscal 1995, compared to fiscal 1994 in which operating activities provided $154,000 in cash. The use of cash in fiscal 1995 was incurred primarily the result of increases in inventory and accounts receivable to fund the growth in business activity, partially offset by an increase in accounts payable and the Company's net income for the year. In fiscal 1996, the Company began implementing measures to reduce its inventory levels and increase inventory turnover, improve its cash collection procedures, and increase financial controls over its spending. The Company intends to continue these efforts, although there can be no assurance that such efforts will be successful. Working capital at September 30, 1995 was $1,270,000, compared to $1,131,000 one year earlier.

     The Company intends to acquire hardware and software to improve its management information systems in fiscal 1996 at a cost estimated at $400,000, which the Company may finance through either a capital lease or a term loan from a local bank. Such expenditure is subject to funding availability and the availability of suitable hardware and software.

     Internally generated funds from operations, together with the existing bank credit facilities or replacement facilities and the net proceeds from the November 1995 subordinated debt placement, are expected to be sufficient for the Company's operating and capital requirements for fiscal 1996.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1) of the separate financial section which follows this report, and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         PREVIOUS INDEPENDENT ACCOUNTANTS


     On July 18, 1995, the Audit Committee of the Board of Directors of Nematron Corporation (the "Company") informed the firm of Deloitte & Touche LLP that the Company would not retain it to audit the Company's financial statements for the year ended September 30, 1995. Deloitte & Touche LLP had been the Company's principal accountants for the purpose of auditing its financial statements since its fiscal year ended September 30, 1993.

     The report of Deloitte & Touche LLP on the 1994 financial statements contained no adverse opinion or disclaimer of opinion, nor were they modified as to audit scope or accounting principles. However, Deloitte & Touche LLP's report on the 1994 financial statements was modified as to uncertainty regarding the Company's ability to continue as a going concern. The auditors' report indicated in part that "The Company continued to experience significant net losses in 1994, was unable to generate sufficient cash flows, and was not in compliance with the terms and covenants of its line of credit agreement at September 30, 1994. These matters raise substantial doubt about the Company's ability to continue as a going concern.."

     The Company has had no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would cause it to make reference to the subject matter of the disagreements in connection with its reports relating to the auditing of the Company's 1993 and 1994 financial statements or during the period October 1, 1994 to July 18, 1995.

     In connection with Deloitte & Touche LLP's audits of the Company's financial statements for both of the fiscal years ended September 30, 1994 and 1993, Deloitte & Touche LLP provided the Company's Audit Committee with reports concerning matters involving its internal control structure and its operations that Deloitte & Touche LLP considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to the attention of the principal accountant that, in their judgment, could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The reportable conditions were described in reports to management dated December 9, 1994 and December 15, 1993, and Deloitte & Touche LLP discussed such reports with the Audit Committee after their issuance. The Company has authorized Deloitte & Touche LLP to respond fully to the inquiries of the successor accountant, KPMG Peat Marwick LLP, concerning the subject matter of each item in the aforementioned reports.

     NEW INDEPENDENT ACCOUNTANTS

     On July 18, 1995, the Company engaged the accounting firm of KPMG Peat Marwick LLP as its principal accountants to audit the Company's financial statements for the fiscal year ending September 30, 1995. During the Company's two most recently ended fiscal years and subsequent interim period prior to engaging KPMG Peat Marwick LLP, the Company did not consult KPMG Peat Marwick LLP regarding any matter relating to the Company's financial statements, and no written report or oral advice was provided to the Company by KPMG Peat Marwick LLP regarding any decision of the Company as to any accounting, auditing or reporting issue, except as disclosed in the following paragraph.

     Subsequent to September 30, 1994, the Board of Directors of the Company had given its tentative approval to a merger of the Company with Imagination Systems, Inc. ("ISI"). In connection with the issuance of its financial statements for the fiscal year ended September 30, 1994, the Company disclosed in Note 11 to the financial statements the terms of the merger and a pro forma balance sheet as of September 30, 1994 and a pro forma statement of operations for the year then ended. Since the audit of ISI's financial statements for its fiscal year ended September 30, 1994 performed by KPMG Peat Marwick LLP had not been completed at the date of Deloitte & Touche LLP's auditors report, the Company consulted with KPMG Peat Marwick LLP concerning the presentation of the unaudited balance sheet and operating statement amounts in Note 11 to the financial statements. KPMG Peat Marwick LLP's views of the presentation of such information were that the information could be presented without modification. Also, the Company filed a Form 8-K Current Report, received by the Commission on March 20, 1995, concerning its acquisition of ISI as of March 3, 1995; in connection with such filing, the Company consulted with KPMG Peat Marwick LLP as to the presentation of the unaudited pro forma financial information presented in the Form 8-K. KPMG Peat Marwick LLP's views of the presentation of such information were that the information could be presented without modification.

     Regarding the pro forma information presentation in Note 11 to the financial statements and in the Form 8-K as discussed in the preceding paragraph, Deloitte & Touche LLP was also consulted. Their views of the presentation of such information were that the information could be presented without modification. However, Deloitte & Touche LLP neither audited nor reviewed the pro forma information in the financial statements and on Form 8-K and expressed no opinion or any form of assurance regarding the accuracy or propriety of such information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NEMATRON CORPORATION


By:    /s/ David P. Gienapp                             Dated:  May 20, 1996
      -------------------------------------------
      David P. Gienapp,
      Vice President - Finance and Administration
      and Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Financial Statements of Nematron Corporation and Subsidiaries:

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report (KPMG Peat Marwick LLP)..................................  F-2
Independent Auditors' Report (Deloitte & Touche LLP)..................................  F-3
Consolidated Balance Sheet as of September 30, 1995...................................  F-4
Consolidated Statements of Operations for the Years Ended September 30, 1994 and
  1995................................................................................  F-5
Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1994
  and 1995............................................................................  F-6
Consolidated Statements of Cash Flows for the Years Ended September 30, 1994 and
  1995................................................................................  F-7
Notes to Consolidated Financial Statements............................................  F-8

PEAT MARWICK LOGO

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Nematron Corporation:

     We have audited the accompanying consolidated balance sheet of Nematron Corporation as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated statements referred to above present fairly, in all material respects, the financial position of Nematron Corporation as of September 30, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Detroit, Michigan
December 15, 1995

Deloitte & Touche Logo
                                           ----------------------------------------------------------------

                                           6th Floor                         Telephone:  (313) 769-6200
                                           101 North Main Street             Facsimile:  (313) 769-2612 or
                                           Ann Arbor, Michigan 48104-1411                (313) 769-2178

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Nematron Corporation
Ann Arbor, Michigan

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Nematron Corporation and subsidiary for the year ended September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Nematron Corporation and subsidiary for the year ended September 30, 1994 in conformity with generally accepted accounting principles.

     The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. The Company continued to experience significant net losses in 1994, was unable to generate sufficient cash flows and was not in compliance with the terms and covenants of its line of credit at September 30, 1994. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Notes 3, 6 and 7. The financial statements referred to above do not include any adjustments that might result from the outcome of these uncertainties.

DELOITTE & TOUCHE LLP

December 9, 1994

                     NEMATRON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                  SEPTEMBER 30,
                                                                                      1995
                                                                                  -------------
                                    ASSETS (notes 6 and 7)
Current assets:
  Cash..........................................................................     $    78
  Accounts receivable, net of allowance for doubtful accounts of $74............       3,162
  Inventories (note 5)..........................................................       4,123
  Prepaid expenses and other current assets.....................................         269
                                                                                     -------
          Total current assets..................................................       7,632
Property and equipment
  Land..........................................................................         117
  Building and improvements.....................................................       2,261
  Equipment.....................................................................       3,276
                                                                                     -------
                                                                                       5,654
  Less accumulated depreciation.................................................      (2,692)
                                                                                     -------
          Net property and equipment............................................       2,962
Other assets:
  Software and related development costs, net of accumulated amortization of
     $569.......................................................................       4,327
  Other intangible assets, net of accumulated amortization of $298..............         283
                                                                                     -------
          Net other assets......................................................       4,610
                                                                                     -------
          Total assets..........................................................     $15,204
                                                                                     =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (note 7).................................     $   120
  Notes payable to bank (note 6)................................................       2,450
  Accounts payable..............................................................       2,744
  Other accrued liabilities.....................................................       1,048
                                                                                     -------
          Total current liabilities.............................................       6,362
Long-term debt, less current maturities (note 7)................................       2,306
                                                                                     -------
          Total liabilities.....................................................       8,668
Stockholders' equity:
  Common stock, no par value, 8,000,000 shares authorized, 2,869,613 shares
     issued and outstanding (note 12)...........................................       6,796
  Foreign currency translation adjustment.......................................         (51)
  Accumulated deficit...........................................................        (209)
                                                                                     -------
          Total stockholders' equity............................................       6,536
                                                                                     -------
Commitments and contingencies (note 10)
          Total liabilities and stockholders' equity............................     $15,204
                                                                                     =======

          See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 YEAR ENDED
                                                                               SEPTEMBER 30,
                                                                             ------------------
                                                                              1994       1995
                                                                             -------    -------
Net revenues..............................................................   $15,287    $17,576
Cost of revenues..........................................................    12,044     11,382
                                                                             -------    -------
     Gross profit.........................................................     3,243      6,194
Operating expenses:
  Product development costs...............................................     1,645        894
  Selling, general and administrative expenses............................     4,296      4,693
                                                                             -------    -------
     Total operating expenses.............................................     5,941      5,587
                                                                             -------    -------
Operating income (loss)...................................................    (2,698)       607
Other income (expense):
  Sale of royalty rights..................................................       100         --
  Interest and other net..................................................         4          3
  Interest expense, net...................................................      (243)      (381)
  Foreign currency gain (loss)............................................        40         74
                                                                             -------    -------
     Total other income (expense).........................................       (99)      (304)
                                                                             -------    -------
Income (loss) before taxes on income......................................    (2,797)       303
Taxes on income (note 8)..................................................        --         --
                                                                             -------    -------
     Net income (loss)....................................................   $(2,797)   $   303
                                                                             =======    =======
Earnings (loss) per share.................................................   $ (1.75)   $  0.14
                                                                             =======    =======
Weighted average shares outstanding.......................................     1,600      2,180
                                                                             =======    =======

          See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                   RETAINED
                                                   COMMON STOCK       FOREIGN      EARNINGS
                                                  ---------------    CURRENCY     (ACCUMULATED
                                                  SHARES   AMOUNT   TRANSLATION    DEFICIT)      TOTAL
                                                  ------   ------   -----------   -----------   -------
Balance, October 1, 1993........................  1,453    $3,351      $ (22)       $ 2,285     $ 5,614
Shares issued pursuant to acquisition of product
  line (note 4).................................    160       276                                   276
Compensation related to restricted stock plan
  (note 9)......................................               16                                    16
Net loss for the year ended September 30,
  1994..........................................                                     (2,797)     (2,797)
Foreign currency translation....................                         (11)                       (11)
                                                  -----    ------       ----        -------     -------
Balance, September 30, 1994.....................  1,613     3,643        (33)          (512)      3,098
Shares issued pursuant to merger with
  Imagination Systems, Inc. (note 3)............    971     1,699                                 1,699
Shares issued pursuant to merger with Universal
  Automation, Inc. (note 3).....................    200     1,112                                 1,112
Grant of stock in connection with separation
  agreement.....................................      9        16                                    16
Shares issued in connection with conversion of
  convertible subordinated note to common stock
  (note 4)......................................    102       200                                   200
Forfeiture of restricted stock upon termination
  of employment.................................    (25)
Compensation related to restricted stock plan
  (note 9)......................................              126                                   126
Net income for the year ended September 30,
  1995..........................................                                        303         303
Foreign currency translation....................                         (18)                       (18)
                                                  -----    ------       ----        -------     -------
Balance, September 30, 1995.....................  2,870    $6,796      $ (51)       $  (209)    $ 6,536
                                                  =====    ======       ====        =======     =======

          See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED
                                                                                         SEPTEMBER 30,
                                                                                       -----------------
                                                                                        1994      1995
                                                                                       -------   -------
Cash flows from operating activities:
  Net income (loss)..................................................................  $(2,797)  $   303
  Adjustments to reconcile net income (loss) to net cash flow provided by (used in)
    operating activities:
    Depreciation and amortization....................................................      905       731
    Gain on disposal of property and equipment.......................................       (5)       --
    Sale of royalty rights for note receivable.......................................     (100)       --
    Non-cash compensation related to restricted stock................................       16       125
    Write-off of software projects in process........................................      246        --
    Changes in assets and liabilities that provided (used) cash:
      Accounts receivable............................................................     (228)     (677)
      Inventories....................................................................      655      (597)
      Prepaid expenses and other current assets......................................      (37)     (265)
      Accounts payable...............................................................    1,186       593
      Other accrued liabilities......................................................      313      (487)
                                                                                       -------   -------
         Net cash provided by (used in) operating activities.........................      154      (274)
                                                                                       -------   -------
Cash flows from investing activities:
  Additions to capitalized software development costs................................      (76)     (469)
  Additions to property and equipment................................................     (213)     (245)
  Acquisitions, net of cash acquired.................................................       --      (105)
  Cash portion of purchase price of Action product line..............................     (290)       --
  Proceeds from disposals of property and equipment..................................       15        --
                                                                                       -------   -------
         Net cash used in investing activities.......................................     (564)     (819)
                                                                                       -------   -------
Cash flows from financing activities:
  Borrowings under mortgage note.....................................................       --     1,900
  Increase in notes payable to bank..................................................      500       730
  Proceeds from exercise of common stock options and warrants........................       --        --
  Borrowings under subordinated and other notes......................................       --       200
  Payments of long-term debt.........................................................     (188)   (1,696)
  Additions to deferred financing fees...............................................       --       (23)
                                                                                       -------   -------
         Net cash flows provided by financing activities                                   312     1,111
                                                                                       -------   -------
Foreign currency translation effect on cash..........................................        2        (1)
                                                                                       -------   -------
Net increase (decrease) in cash......................................................      (96)       17
Cash at beginning of year............................................................      157        61
                                                                                       -------   -------
Cash at end of period................................................................  $    61   $    78
                                                                                       =======   =======
Supplemental disclosures of cash flow information:
  Cash paid for interest.............................................................  $   210   $   457
  Cash paid for income taxes.........................................................       --        --
Supplemental disclosures of noncash financing and investing activities:
  Additions to various assets and liabilities in connection with the acquisition of
    Imagination Systems, Inc. for common stock (note 3)..............................       --     1,498
  Additions to various assets and liabilities in connection with the acquisition of
    Universal Automation, Inc. for common stock (note 3).............................       --     1,112
  Issuance of common stock in exchange for noncompete agreement
    (note 3).........................................................................       --       218
  Issuance of common stock in connection with conversion of a subordinated note (note
    4)...............................................................................       --       200
  Acquisition of equipment under capital lease obligations...........................                 79
  Noncash portion of Action product line purchase of inventories, product designs,
    and note payable (note 4)........................................................      443        --
  Addition to license fees through issuance of note..................................      295        --
  Purchase of inventories through issuance of note...................................      215        62

          See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS

     Nematron Corporation (the "Company") designs, manufactures and markets environmentally ruggedized computers and computer displays known as industrial workstations, and designs, develops and markets software for use worldwide in factory automation and control and in test and measurement environments.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries -- Nematron Europa BV, a Netherlands corporation formed in 1990, and NemaSoft, Inc., a Michigan corporation formed in 1995. All significant intercompany transactions and balances have been eliminated in consolidation.

     During the fiscal year ended September 30, 1995, the Company acquired two software design and manufacturing companies. Imagination Systems, Inc. ("ISI") was acquired on March 3, 1995 and Universal Automation, Inc. ("UAI") was acquired on September 20, 1995. The consolidated operations of Nematron for 1995 include the results of ISI and UAI since the dates of their respective acquisitions. (See note 3.)

(2) SUMMARY OF ACCOUNTING PRINCIPLES

  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined by the first in, first out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete inventories based upon an item by item review of quantities on hand compared to estimated usage for sales and service.

  Property and Equipment

     Property and equipment are stated at cost. Capital leases are recorded at the present value of future minimum lease payments and are amortized over their primary term. Depreciation is provided over the estimated useful lives of the assets, ranging from 3 years for certain factory and office equipment to 33 years for the Company's manufacturing facility. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods as promulgated by the IRS for tax reporting purposes.

  Software and Related Development Costs

     In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, certain computer software development costs and purchased software technology have been capitalized. Capitalization of computer software development costs begins upon establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life, and changes in software and hardware technology.

     During the year ended September 30, 1995, capitalized software and related development costs, net of amortization, increased by approximately $4,066,000, including approximately $470,000 relating to salaries and other costs incurred during the year, and approximately $2,140,000 and $1,622,000 relating to the acquisitions of ISI and UAI, respectively (see note 3), offset by approximately $166,000 of amortization of capitalized costs.

     Amortization of capitalized computer software development costs is provided on a product-by-product basis using the greater of the amount computed using (a) the ratio that current gross revenues for each product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line

                     NEMATRON CORPORATION AND SUBSIDIARIES
method over the remaining estimated economic lives of the respective products, ranging from two to five years. Amortization amounted to $402,745 and $166,256 for the years ended September 30, 1994 and 1995, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.

  Foreign Currency Translation

     In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the assets and liabilities of the Company's foreign subsidiary, Nematron Europa BV, denominated in foreign currency, are translated at exchange rates in effect on the balance sheet date, and revenue and expenses are translated using a weighted average exchange rate during the year. Gains or losses resulting from translating foreign currency financial statements are recorded in a separate component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

  Revenue Recognition

     Revenues from product sales are recognized upon shipment. Revenues from service and repair of computers are recognized as the services are performed. Revenues from software and engineering development are recognized as the Company performs the services, in accordance with the contract terms. Revenues from extended warranty agreements covering software are recognized ratably over the terms of the agreement with the customer. Revenues from license agreements are recognized upon delivery of the software and performance of all obligations under the applicable agreement. The Company has established programs which, under specified terms and limited conditions, enable its distributors to return limited amounts of product. The effect of these programs is estimated and current period revenues and cost of revenues are reduced accordingly.

  Research and Development Costs

     Research and development costs are expensed when incurred. These costs, representing engineering salaries, fringe benefits, and a portion of the Company's overhead, are included in the accompanying consolidated statements of operations as a component of product development costs. Research and development costs expensed were $888,700 and $704,800 for the years ended September 30, 1994 and 1995, respectively.

  Reserve for Self-Insurance

     The Company has elected to retain a significant portion of expected medical claims for Ann Arbor-based personnel expenses through the use of deductibles which total $30,000 per employee and $1,000,000 aggregate. Provisions for losses under the medical program are recorded based upon the Company's estimates of claims incurred but not reported as provided by its third party administrator. The total estimated liability for medical claim expenses, both reported as well as for incurred but not reported, at September 30, 1995, was approximately $45,000 and is included in other accrued liabilities.

  Warranty Costs

     The Company provides for estimated warranty costs as products are shipped. Estimated warranty reserves are adjusted currently based upon projected levels of warranty repairs and estimated costs of materials, labor, and overhead costs to be incurred in meeting warranty obligations.

  Income Taxes

     The Company accounts for taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), which requires an asset and liability approach for

                     NEMATRON CORPORATION AND SUBSIDIARIES
financial accounting and reporting of income taxes. Under SFAS No. 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

  Earnings Per Share

     Primary earnings per share are calculated using the weighted average number of shares of common stock and common stock equivalents outstanding. Fully diluted earnings per share are calculated using the treasury method, assuming conversion of convertible subordinated notes and warrants having conversion prices less than the average market price of the common stock.

  Fair Value

     Financial instruments of the Company, consisting principally of cash, accounts receivable, accounts payable and debt, are recorded at estimated fair value. The estimated fair value amounts have been determined by the Company, using available market information and available valuation methodologies.

(3) ACQUISITIONS

  Merger with Imagination Systems, Inc.

     On March 3, 1995, the Company purchased all of the outstanding shares of Imagination Systems, Inc., a Virginia Beach, Virginia-based developer of industrial data acquisition, networking, and other software, and recorded this transaction using the purchase method. The total purchase price was approximately $1,830,000, including expenses of approximately $300,000. Under terms of the merger agreement, the Company issued 825,526 shares of its common stock to the former ISI shareholders in exchange for 100 percent of the outstanding common stock of ISI. The ISI stock was retired, and the Company is the surviving entity. In connection with the merger, the Company also issued 120,000 shares of its common stock in return for a noncompetition agreement with ISI's president, who became the Company's president, and 25,000 shares of its common stock to certain employees of ISI who became employees of the Company as a result of the merger. A total of 970,526 shares of Company common stock were issued in this transaction.

     In addition to the common stock issued, the Company issued warrants to purchase Company common stock at $2.50 per share for every two shares issued in the merger. The warrants expire three years from the date of the merger. (See note 12.)

  Merger with Universal Automation, Inc.

     On September 20, 1995, the Company completed its merger of its wholly owned subsidiary, NemaSoft, Inc., with Universal Automation, Inc., a Hudson, New Hampshire-based developer of industrial software for machine control that executes on Intel-based personal computers, and recorded this transaction using the purchase method. UAI is the holder of a patent for a continuous flow chart, improved data format and debugging system for the programming and operation of machines. The total purchase price was approximately $1,530,000, including expenses of approximately $400,000. Under terms of the merger agreement, the Company issued 200,000 shares of its common stock and $100,000 to the former UAI shareholders in exchange for 100 percent of the outstanding common stock of UAI. The UAI stock was retired, and NemaSoft is the surviving entity. In connection with the merger, NemaSoft also entered into two-year

                     NEMATRON CORPORATION AND SUBSIDIARIES
employment and noncompetition agreements with UAI's president and vice president, who became employees of NemaSoft as a result of the merger.

     In addition to the common stock issued, the Company also issued 137,000 warrants to purchase Nematron common stock at $4.81 per share. The warrants expire November 20, 1997. (See note 12.)

     The preliminary allocation of the total purchase price to assets acquired and liabilities assumed as of the respective purchase dates was as follows:

                                                                 ISI            UAI
                                                              ----------     ----------
        Current assets......................................  $  268,000     $       --
        Software and related development costs..............   2,140,000      1,622,000
        Other intangible assets.............................     218,000             --
        Property and equipment..............................      81,000          5,000
        Liabilities.........................................    (877,000)       (97,000)
                                                              ----------     ----------
                  Total purchase price......................  $1,830,000     $1,530,000
                                                              ==========     ==========

     The allocation of the total purchase price among the fair value of the acquired assets and liabilities is subject to adjustment as certain estimates are finalized, but is not expected to materially differ from preliminary estimates.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, ISI and UAI as if the acquisitions had occurred as of the beginning of 1994, with pro forma adjustments to give effect to amortization of software, interest expense on additional borrowings and certain other adjustments, together with related income tax effects.

                                                                 YEAR ENDED SEPTEMBER 30,
                                                                --------------------------
                                                                   1994           1995
                                                                -----------    -----------
                                                                        (UNAUDITED)
      Net revenues...........................................   $17,728,000    $18,578,000
      Net income (loss)......................................   $(3,061,000)   $    37,000
      Net earnings (loss) per share..........................   $     (1.10)   $       .01

(4)  RELATED PARTY TRANSACTIONS

     In October 1993, the Company purchased certain inventories, product designs and equipment from Action Instruments ("Action"). The total cost of such assets was $743,130, and consideration paid was 160,000 shares of common stock, valued at closing at $276,000, a subordinated convertible note of $167,000, and cash of $291,130. During the remainder of fiscal 1994 and in fiscal 1995, the Company purchased additional inventory from Action in exchange for subordinated notes of $215,000 and $62,000, respectively. In November 1995, the Company repaid all of the subordinated notes. See note 7 for a description of the subordinated notes. Interest expense related to the subordinated notes totaled $14,595 and $37,656 for the years ended September 30, 1994 and 1995, respectively.

     On December 8, 1994, the Company issued a convertible subordinated note in the amount of $200,000, payable to the Company's then-president and board member. The note required interest-only payments due quarterly for three years, at which time the note was due in 24 equal monthly installments. Interest was payable at the prime rate. The note contained terms under which the noteholder could convert the note into common stock at any time prior to maturity. On August 16, 1995, the noteholder exercised the conversion feature of the note, and on that date the note was converted at book value per share into 102,564 shares of common stock. Interest expense on the note was $12,020 for the year ended September 30, 1995.

                     NEMATRON CORPORATION AND SUBSIDIARIES

     The Company leases its Virginia Beach, Virginia office building from a partnership in which the president and CEO of the Company is a partner. Total lease payments made for the lease period from March 3, 1995, through September 30, 1995, under the terms of the lease, which commenced on March 3, 1995, were $45,262.

(5)  INVENTORIES

     Inventories are summarized as follows:

                                                                            SEPTEMBER 30,
                                                                                1995
                                                                             ----------
      Purchased parts and accessories.....................................   $2,622,872
      Finished goods......................................................      829,465
      Work-in-process.....................................................      160,382
      Demo units..........................................................      236,564
      Service stock.......................................................      273,739
                                                                             ----------
                Total inventories.........................................   $4,123,022
                                                                             ==========

(6)  NOTES PAYABLE TO BANK

     As of September 30, 1995, $2,450,000 was outstanding under a $2,450,000 line of credit agreement which is subject to renewal in February 1996. The amount available under this facility is limited by a borrowing formula which allows for advances up to 75 percent of eligible domestic accounts receivable plus 80 percent of eligible foreign accounts receivable plus a maximum of $1,000,000 against certain inventory categories plus $400,000. Based upon the borrowing formula, the entire amount of the available line was eligible for advance. The line of credit is secured by substantially all assets of the Company and a second mortgage on the Company's Ann Arbor facility. The note bears interest at 2 percent above the bank's prime interest rate (10.75 percent at September 30, 1995).

     The line of credit includes various affirmative and negative covenants. The Company was in compliance with all covenants at September 30, 1995.

     On October 6, 1995, the Company negotiated an expansion of its credit facility to a maximum availability of $2,850,000.

                     NEMATRON CORPORATION AND SUBSIDIARIES

(7) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                               SEPTEMBER 30,
                                                                                   1995
                                                                               -------------
    Mortgage loan payable to a bank, interest at 10.5% per annum, payable in monthly installments of $23,260 through August 2000, at which time the remaining principal and any interest thereon is due. The loan is collateralized by a first mortgage of the Company's land and building
      in Ann Arbor, Michigan................................................    $ 1,893,919
    Convertible subordinated notes payable to Action. The notes require quarterly interest-only payments for three years, at which time the notes and interest thereon are due in 24 equal monthly installments.
      The notes are subordinated to the notes payable to the bank. In
      November 1995, the notes were repaid by the Company in their
      entirety..............................................................        444,000
    Other notes, repaid in October 1995.....................................         11,477
    Capitalized lease obligations (note 10).................................         76,417
                                                                                -----------
              Total long-term debt..........................................      2,425,813
    Less current maturities.................................................       (119,706)
                                                                                -----------
              Total long-term debt, less current maturities.................    $ 2,306,107
                                                                                ===========

     The mortgage loan payable to a bank contains a covenant that requires the Company to maintain a minimum debt-to-equity ratio. The Company was in compliance with this covenant at September 30, 1995.

     The aggregate amounts of long-term debt maturities at September 30, 1995, are as follows:

                            YEAR ENDED SEPTEMBER 30,
                        ---------------------------------
                                  1996...................  $  119,706
                                  1997...................     205,589
                                  1998...................     352,437
                                  1999...................     251,850
                                  2000...................   1,496,231
                                                           ----------
                             Total long-term debt........  $2,425,813
                                                           ==========

     In November 1995, the Company obtained a total of $1,800,000 of subordinated debt under a term loan and warrant purchase agreement (the "Subordinated Note Agreement") with a consortium of five lenders. All of the notes are collateralized by substantially all assets, other than real property, of the Company, and the Company has granted to one note holder, representing $500,000 of the total subordinated debt, a third mortgage on the Company's Ann Arbor facility. The subordinated notes bear interest at 12 percent per annum and require monthly interest-only payments totaling $18,000 for three years and monthly principal payments of $50,000, plus interest, beginning October 1997. Total principal due under the subordinated notes is $600,000 in each of the fiscal years ending September 30, 1998, 1999 and 2000. The Subordinated Note Agreement includes various affirmative and negative covenants, the most restrictive of which are (1) the prohibition of dividend payments, and (2) requirements to maintain (a) a specified ratio of current assets to current liabilities, (b) a specified ratio of total liabilities less subordinated debt to the sum of tangible net worth plus subordinated debt, and (c) a specified level of tangible net worth. A total of 237,214 warrants were issued to purchase stock at $4 a share which expire October 31, 2002. (See note 12.)

                     NEMATRON CORPORATION AND SUBSIDIARIES

(8) TAXES ON INCOME

     The provisions for taxes on income in fiscal 1994 and 1995, including both the current and deferred portions, are zero. Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes. Deferred income taxes are primarily due to the use of accelerated methods of depreciation for tax purposes versus principally straight-line methods for financial reporting purposes, the capitalization of software development costs for financial reporting purposes versus the expensing of these items as incurred for tax purposes, the required capitalization of certain inventory items for tax purposes, inventory reserves deductible for tax purposes when disposed of versus directly expensing them for financial reporting purposes, and employee benefit accruals deductible for tax purposes when paid.

     The following reconciles the statutory federal income tax rate to the Company's effective tax rate:

                                                                         YEAR ENDED
                                                                        SEPTEMBER 30,
                                                                       ---------------
                                                                       1994      1995
                                                                       -----     -----
        Income tax expense (benefit) based on the federal statutory
          rate.......................................................  (34.0)%    34.0%
        Increase (decrease) in taxes resulting from generation
          (utilization) of net operating losses......................   34.0%    (34.0)%
                                                                       -----     -----
                  Effective tax rate.................................    0.0%      0.0%
                                                                       =====     =====

     The domestic and foreign components of income (loss) before taxes on income are as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                                 1994           1995
                                                              -----------     --------
        Domestic............................................  $(2,592,997)    $368,057
        Foreign.............................................     (203,966)     (64,988)
                                                              -----------     --------
                  Total income (loss) before taxes on
                    income..................................  $(2,796,963)    $303,069
                                                              ===========     ========

     Temporary differences and carryforwards which give rise to the net deferred tax position at September 30, 1995, are as follows:

        Deferred tax assets:
          Accounts receivable...........................................  $    15,000
          Inventories...................................................      124,000
          Property and equipment........................................       62,000
          Noncompetition agreement......................................       19,000
          Accrued compensation..........................................       50,000
          Accrued self-insurance........................................       14,000
          Accrued warranty..............................................       31,000
          Net operating loss carryforwards..............................    1,711,000
                                                                          -----------
                  Total deferred tax assets.............................    2,026,000
        Less: Valuation allowance.......................................     (405,000)
                                                                          -----------
                  Net deferred tax assets...............................    1,621,000
                                                                          -----------
        Deferred tax liability -- capitalized software development
          costs.........................................................   (1,621,000)
                                                                          -----------
                  Net deferred tax position.............................  $        --
                                                                          ===========

     At September 30, 1995, the Company has net operating loss carryforwards of approximately $4,750,000 which expire at various dates between 2003 and 2010. Utilization of these carryforwards are subject to annual limitation under current IRS regulations. The Company has established a valuation allowance for the deferred tax assets, as it is unlikely that they will be fully utilized.

                     NEMATRON CORPORATION AND SUBSIDIARIES

(9)  EMPLOYEE BENEFIT PLANS

  Restricted Stock Plan

     The Company has a Restricted Stock Plan which provides for the granting of up to 75,000 shares of the Company's common stock to key employees. In July 1993, all 75,000 shares were granted by action of the Compensation Committee of the Board of Directors, and no further grants will be made under this plan.

     Shares of common stock subject to the awards ("Restricted Stock") are subject to transfer restrictions and forfeiture. Recipients of Restricted Stock are not required to provide consideration other than the rendering of services. Subject to the restrictions described below, a participant has, with respect to all Restricted Stock, all of the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends, if any.

     Restricted Stock is subject to forfeiture and may not be transferred, and a certificate is not delivered, until certain restrictions lapse. The shares subject to an award under the Restricted Stock Plan become vested and transferable at the rate of 10 percent per year, contingent upon continuous employment with the Company. Recognition of income to the employee and expense to the Company takes place coincident with the annual lapse of restrictions, with income and expense determined by the fair market value of unrestricted shares at that time. Unvested shares are forfeited upon termination of employment, except termination of employment by reason of death or disability. Upon a change in control, all shares subject to an award shall automatically vest. The merger of the Company with ISI constituted a change in control. By action of the Board of Directors, the Restricted Stock not previously vested as of August 16, 1995, was 100 percent vested as of that date.

     During 1994 and 1995, 7,000 and 42,750 shares of Restricted Stock, respectively, became vested, and 25,250 shares were forfeited due to terminations. Compensation expense in 1994 and 1995 related to the Restricted Stock plan was $15,968 and $125,579, respectively.

  1993 Stock Option Plan

     The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the granting of options to purchase a total of 455,000 shares, increased 350,000 shares by the shareholders in 1995, of common stock to key employees. The exercise price for each option granted under the 1993 Plan cannot be less than the fair market value of the common stock on the date of the grant.

     The plan gives the Compensation Committee of the Board of Directors latitude to decide the vesting period. Except for the March 4, 1995, grant of 18,750 options which vested one-third immediately and one-third on each successive anniversary date of the award, all other stock options granted under the 1993 Plan are exercisable at the rate of one-third per year beginning on the day after the first anniversary of the date of the award. Under provisions of the 1993 Plan, shares subject to an option award will become immediately exercisable upon a change in control of the Company. A "change in control" has the same definition in the 1993 Stock Option Plan as this term has in the Restricted Stock Plan. Accordingly, 67,150 options became immediately exercisable in 1995. Options remaining unexercised on the tenth anniversary of the date of the grant will expire. No options may be granted after February 26, 2003.

     During fiscal 1995, the Company granted 239,250 options at exercise prices of $2.50 to $3.87 per share, 73,400 options became exercisable, and 32,850 options were forfeited. During fiscal 1994, 43,650 options were granted at an option price of $2.50 per share, 16,900 exercisable, and 21,100 options forfeited. As of September 30, 1995, an additional 168,900 options may be issued under the 1993 Plan.

     The Company's 1993 Directors Stock Option Plan (the "Directors Option Plan") provides for the granting of options to purchase a total of 20,000 shares of common stock. The exercise price for each option

                     NEMATRON CORPORATION AND SUBSIDIARIES
granted under the Directors Option Plan is equal to the greater of the fair market value or book value of the Company's common stock on the date of the grant.

     The Directors Option Plan provides that each director will be granted annually an option to purchase 1,000 shares of common stock. Options will be exercisable at any time beginning six months after the date of the grant; options expire five years from the date of grant. During fiscal 1995, the Company granted options to purchase 4,000 shares of common stock at exercise prices of $1.87 to $2.12 per share, and in fiscal 1994, the Company granted options to purchase 3,000 shares of common stock at an exercise price of $4.55 per share and 1,000 options were forfeited. As of September 30, 1995, an additional 11,000 options may be issued under the Directors Option Plan.

  Special Option Grant

     In July 1995, the Board of Directors awarded a special option award to the former chairman of the Board of Directors. This award of 10,000 options to purchase common stock at $2.50 per share was a grant made separate from either of the two qualified plans specified above.

     Information with respect to options under the 1993 Stock Option Plan, the 1993 Directors Stock Option Plan, and the special option grant for the two years ended September 30, 1995, is as follows.

                                                       OPTION
                                                       PRICE                                   AVAILABLE
                                                     PER SHARE     OUTSTANDING   EXERCISABLE   FOR GRANT
                                                   --------------  -----------   -----------   ---------
Balance, October 1, 1993.........................  $2.50 - $4.89      60,150         3,000        64,850
Granted..........................................  $2.50 - $4.55      46,650            --       (46,650)
Exercisable......................................  $2.50 - $4.55          --        19,900            --
Forfeited........................................  $2.50 - $4.89     (22,100)           --        22,100
                                                                     -------        ------      --------
Balance, September 30, 1994......................  $2.50 - $4.89      84,700        22,900        40,300
Increase in authorized shares....................                         --            --       350,000
Special option grant.............................          $2.50      10,000            --            --
Granted..........................................  $1.87 - $3.87     243,250            --      (243,250)
Exercisable......................................  $1.87 - $2.50          --        74,400            --
Forfeited........................................          $2.50     (32,850)           --        32,850
                                                                     -------        ------      --------
Balance, September 30, 1995......................  $1.87 - $4.89     305,100        97,300       179,900
                                                                     =======        ======      ========

  401(k) Plan and Trust

     The Company has established a defined contribution retirement plan for all eligible employees. Participants may make basic contributions, from 2 percent to 4 percent of their compensation, pursuant to section 401(k) of the Internal Revenue Code. Under terms of the 401(k) plan, the Company makes a basic contribution of 50 percent of each employee's contribution, and it may make additional contributions as approved by the Board of Directors. A participant becomes vested in the Company's contribution on his or her behalf at a rate of 20 percent for each year of service after the effective date of the 401(k) plan. Notwithstanding the foregoing, a participating employee will be fully vested in the Company's contributions to his or her account in the event of death, or in the event of disability or normal retirement, as those terms will be defined in the 401(k) plan. Employees may make additional voluntary contributions of up to 5 percent of their compensation.

     The Company's contributions to the 401(k) plan were approximately $92,000 and $38,000 for the years ended September 30, 1994 and 1995, respectively.

                     NEMATRON CORPORATION AND SUBSIDIARIES

(10)  LEASE COMMITMENTS

     The Company leases its software development office, its Netherlands facility, other facilities, and certain vehicles and office equipment under operating leases, and leases certain office and production equipment under capital leases. Terms of the software development office lease with a partnership which includes the Company's president as a partner, include monthly rent of $6,466 for a 24-month period ending February 1997. The lease for the Netherlands facility requires quarterly payments of $53,243; the other facilities' lease requires monthly payments of $1,150 through March 1996; the vehicle leases collectively require lease payments totaling $4,640 through various dates between April 1997 and March 1998; and the office equipment operating lease requires monthly payments of $147 through April 1998.

     The Company leases certain computer and test equipment under two capital leases which had an initial term of three years and which collectively require monthly payments, including interest, of $2,642 through August 1998. The net book value of equipment leased under the two capital leases is $76,262 at September 30, 1995.

     A summary of commitments under noncancelable leases as of September 30, 1995 is as follows:

                                                   CAPITAL LEASES   OPERATING LEASES    TOTAL
                                                   --------------   ----------------   --------
        1996.....................................     $ 31,700          $195,200       $226,900
        1997.....................................       31,700           132,100        163,800
        1998.....................................       28,200            64,300         92,500
        1999.....................................           --            53,200         53,200
        2000.....................................           --            17,700         17,700
                                                      --------          --------       --------
        Total minimum obligation.................     $ 91,600          $462,500       $554,100
                                                                        ========       ========
        Less amounts representing interest.......      (15,183)
                                                      --------
        Present value on minimum lease
          payments...............................     $ 76,417
                                                      ========

Total rental expense in fiscal 1994 and 1995 was $117,900, and $161,300, respectively.

(11)  FOREIGN REVENUES AND MAJOR CUSTOMER

     Net revenues include export sales to various countries. A summary of both foreign and domestic revenues is as follows:

                                                               YEAR ENDED SEPTEMBER 30
                                                              --------------------------
                                                                 1994           1995
                                                              -----------    -----------
        Foreign:
          France...........................................   $ 1,048,740    $ 2,330,183
          Other European...................................     1,752,214      2,399,158
          Canada...........................................     1,040,050        837,543
          South America....................................       257,911        539,209
          Asia and South Pacific...........................       436,320        346,244
          Africa...........................................        35,541         59,949
                                                              -----------    -----------
                  Total foreign revenues...................     4,570,776      6,512,286
        Domestic revenues..................................    10,716,520     11,064,019
                                                              -----------    -----------
                  Total....................................   $15,287,296    $17,576,305
                                                              ===========    ===========

     During the years ended September 30, 1994 and 1995, revenues from one unaffiliated customer totaled 7 percent and 15 percent of total revenues, respectively.

                     NEMATRON CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

(12)  WARRANTS

     The Company has outstanding warrants for the purchase of its Common Stock as follows:

                                                         ISI            UAI        SUBORDINATED
                                                     ACQUISITION    ACQUISITION        DEBT         TOTAL
                                                     -----------    -----------    ------------    --------
Exercise price....................................        $2.50           $4.81         $4.00         --
Expiration date...................................       3/3/98        11/20/97      10/31/02         --

Balance, September 30, 1994.......................       --             --             --             --
  Issued in connection with ISI Acquisition.......      485,258                                     485,258
  Issued in connection with UAI Acquisition.......       --             137,000        --           137,000
                                                        -------         -------       -------      --------
Balance, September 30, 1995.......................      485,258         137,000        --           622,258
                                                        =======         =======       =======      ========

                                EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION                     PAGE NO.
-----------                      -----------                     --------

23.1                    Consent of KPMG Peat Marwick LLP