Form 10QSB
period 1996-06-30
NEMATRON CORP
filed 1996-08-13
CIK 892832

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 30, 1996


     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to ________

Commission File Number: 0-21142


                              NEMATRON CORPORATION
       (Exact name of small business issuer as specified in its charter)


                        MICHIGAN                                                  38-2483796
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)



                5840 INTERFACE DRIVE, ANN ARBOR, MICHIGAN 48103
              (Address of principal executive offices)  (Zip Code)

                                (313) 994-0591
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [X] YES     [  ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       No par value Common Stock: 4,244,415 SHARES AS OF AUGUST 10, 1996

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NEMATRON CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995


                                                                 JUNE 30,    SEPTEMBER 30,
                                                                   1996          1995
                                                                (UNAUDITED)     (AUDITED)
                      ASSETS
Current Assets:
   Cash and cash equivalents (Note 2)                           $ 4,929,068    $    78,258
   Accounts receivable, net of allowance for doubtful
       accounts of $136,000 at June 30, 1996, and $74,000
       at September 30, 1995                                      4,863,287      3,161,626
   Inventories (Note 3)                                           4,802,293      4,123,022
   Prepaid expenses and other current assets                        229,260        269,357
- ------------------------------------------------------------------------------------------
Total Current Assets                                             14,823,908      7,632,263

Property and Equipment, net                                       3,029,388      2,962,033

Other Assets:
   Capitalized software, net of accumulated amortization
        of $668,106 at June 30, 1996, and $569,000
        at September 30, 1995                                     4,850,205      4,327,434
   Other intangible assets, net of accumulated amortization
        of $422,381 at June 30, 1996 and $297,649
        at September 30, 1995                                       311,598        282,737
- ------------------------------------------------------------------------------------------
Net Other Assets                                                  5,161,803      4,610,171
- ------------------------------------------------------------------------------------------

Total Assets                                                    $23,015,099    $15,204,467
==========================================================================================

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Demand note payable to bank (Note 4)                         $        -0-    $2,450,000
   Accounts payable                                               1,483,243      2,744,400
   Other accrued liabilities                                      1,054,106      1,048,096
   Current maturities of long-term debt (Note 4)                    110,288        119,706
- ------------------------------------------------------------------------------------------
Total Current Liabilities                                         2,647,637      6,362,202

Long-Term Debt, less current maturities (Note 4)                  3,639,327      2,306,107
- ------------------------------------------------------------------------------------------
Total Liabilities                                                 6,286,964      8,668,309

Stockholders' Equity (Notes 6 and 7):
   Common stock, no par value, 15,000,000 shares authorized
       and 4,244,415 shares issued and outstanding at June 30,
       1996; 8,000,000 shares authorized and 2,869,613 shares
       issued and outstanding at September 30, 1995              16,788,232      6,796,193
   Foreign currency translation adjustment                          (85,186)       (50,947)
   Retained earnings (accumulated deficit)                           25,089       (209,088)
- ------------------------------------------------------------------------------------------
Total Stockholders' Equity                                       16,728,135      6,536,158
- ------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                      $23,015,099    $15,204,467
==========================================================================================

                              NEMATRON CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995


                                 THREE MONTHS  THREE MONTHS  NINE MONTHS  NINE MONTHS
                                    ENDED         ENDED         ENDED        ENDED
                                   JUNE 30,      JUNE 30,      JUNE 30,     JUNE 30,
                                     1996          1995          1996         1995
                                  (UNAUDITED)   (UNAUDITED)   (UNAUDITED)  (UNAUDITED)

Net Revenues                       $5,143,096    $4,526,453  $15,214,514  $13,121,167

Cost of Revenues                    2,959,649     2,877,887    8,607,220    8,756,552
- -------------------------------------------------------------------------------------

Gross Profit                        2,183,447     1,648,566    6,607,294    4,364,615

Operating Expenses:
   Product development costs          306,400       240,386      909,486      695,890
   Selling, general and
       administrative               1,614,343     1,199,732    4,965,355    3,342,339
- -------------------------------------------------------------------------------------
Total Operating Expenses            1,920,743     1,440,118    5,874,841    4,038,229
- -------------------------------------------------------------------------------------

Operating Income                      262,704       208,448      732,453      326,386

Other Income (Expense):
   Interest and other income           17,177         1,307       13,418        2,921
   Interest expense                  (176,446)     (107,674)    (497,848)    (296,905)
   Foreign currency gain (loss)            23           358      (13,846)     105,162
- -------------------------------------------------------------------------------------
Total Other Income (Expense)         (159,246)     (106,009)    (498,276)    (188,822)
- -------------------------------------------------------------------------------------

Income Before Income Taxes            103,458       102,439      234,177      137,564

Taxes on Income (Note 5)                   -0-           -0-          -0-          -0-
- -------------------------------------------------------------------------------------

Net Income                         $  103,458    $  102,439  $   234,177  $   137,564
=====================================================================================

Earnings Per Share (Note 7)        $     0.03    $     0.04  $      0.06  $      0.07
=====================================================================================

                              NEMATRON CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                   NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                     JUNE 30, 1996        JUNE 30, 1995
                                                                      (UNAUDITED)          (UNAUDITED)

Cash Flows From Operating Activities:
   Net income                                                         $   234,177            $  137,564
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities, net of acquisitions:
       Depreciation and amortization                                      608,607               515,874
       Non-cash compensation related to restricted stock                       -0-               33,258
       Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                         (1,701,661)              (60,295)
           Inventories                                                   (679,270)              216,594
           Prepaid expenses and other current assets                       40,097              (282,750)
           Accounts payable                                            (1,261,157)              (60,264)
           Other accrued liabilities                                        6,010              (435,353)
- -------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities                    (2,753,197)               64,628

Cash Flows From Investing Activities:
   Additions to capitalized software development costs                   (434,938)             (311,444)
   Additions to property and equipment                                   (626,878)             (195,644)
- -------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                  (1,061,816)             (507,088)

Cash Flows From Financing Activities:
   Net proceeds from sale of common stock                               9,551,604                   -0-
   Increase (decrease) in notes payable to bank                        (2,450,000)              615,000
   Proceeds from borrowings                                             1,860,000               200,000
   Proceeds from exercise of common stock options and warrants            440,435                   -0-
   Payments of long-term debt                                            (536,199)             (300,008)
   Payment of deferred financing fees                                    (165,780)                  -0-
- -------------------------------------------------------------------------------------------------------
Net Cash Provided From Financing Activities                             8,700,060               514,992

Foreign Currency Translation Effect on Cash                               (34,237)              (39,027)
- -------------------------------------------------------------------------------------------------------

Net Increase In Cash and Cash Equivalents                               4,850,810                33,505
Cash and Cash Equivalents at Beginning of Period                           78,258                61,091
- -------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                            $ 4,929,068            $   94,596
=======================================================================================================

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                                                $   475,807            $  314,089
Cash paid for income taxes                                                     -0-                   -0-

                              NEMATRON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTER AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Europa BV, a Netherlands corporation formed in 1990, and NemaSoft, Inc., a Michigan corporation formed in August, 1995. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB, as amended.

The results of operations for the three-month and nine-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - CASH AND CASH EQUIVALENTS

The Company considers securities with a remaining maturity of three months or less when purchased to be cash equivalents.


NOTE 3 - INVENTORIES

Segregation of inventories for the two periods is as follows:


              CATEGORY                      JUNE 30, 1996  SEPT. 30, 1995
    Purchased parts and accessories           $3,141,999     $2,622,872
    Finished goods and demonstration stock     1,015,445      1,066,029
    Work in process                              349,869        160,382
    Service stock                                294,980        273,739
                                              ----------     ----------

        Total Inventory                       $4,802,293     $4,123,022
                                              ==========     ==========


NOTE 4 - SHORT-TERM AND LONG-TERM DEBT

Short-term debt includes the following debt instruments:

                            CATEGORY                      JUNE 30, 1996           SEPT. 30, 1995
    Demand note payable to bank                                     $-0-             $2,450,000


During the nine months ended June 30, 1996, the Company negotiated an expansion of its existing credit facility and entered into a Second Amended And Restated Loan Agreement as of March 29, 1996 (the "Agreement"). The Agreement allows a maximum available demand line of credit in the amount of $3,250,000.
Borrowings under this facility bear interest at 1.5% over the prime rate of interest and are secured by substantially all assets and a second mortgage on the Company's Ann Arbor facilities. The Agreement expires January 31, 1997. Amounts borrowed under the credit facility totaled $-0- and $2,450,000 at June 30, 1996 and September 30, 1995, respectively.

Long-term debt includes the following debt instruments:



                 CATEGORY                     JUNE 30, 1996  SEPT. 30, 1995
     Mortgage loan payable to bank               $1,833,849      $1,893,919
     Subordinated notes payable                   1,800,000              -0-
     Installment notes payable                       57,749              -0-
     Capitalized lease obligations                   58,017          87,894
                                              -------------  --------------
                                                  3,749,615       2,425,813
     Less current maturities                        110,288         119,706
                                              -------------  --------------

     Long-term debt, less current maturities     $3,639,327      $2,306,107
                                              =============  ==============


On November 7, 1995, the Company obtained a total of $1,800,000 of subordinated debt under a term loan and warrant purchase agreement (the "Subordinated Note Agreement") with a consortium of five lenders. The subordinated notes bear interest at 12 percent per annum and require monthly interest-only payments totaling $18,000 through September 30, 1997, and principal payments of $50,000, plus interest, beginning October 31, 1997. Total principal due under the subordinated notes is $600,000 in each of the fiscal years ending September 30, 1998, 1999 and 2000. All of the notes are collateralized by substantially all Company assets, other than real property, and the Company has granted to one note holder, representing $500,000 of the total subordinated debt, a third mortgage on the Company's Ann Arbor facilities. The Subordinated Note Agreement includes various affirmative and negative covenants, the most restrictive of which are (1) the prohibition of dividend payments and (2) requirements to maintain (a) a specified current ratio, (b) a specified ratio of total liabilities less subordinated debt to the sum of tangible net worth plus subordinated debt, and (c) a specified level of tangible net worth. In connection with the issuance of the subordinated debt, the lenders also received a total of 237,214 warrants to purchase common stock at $4 per share.


NOTE 5 - ACCOUNTING FOR INCOME TAXES

There is no provision for income tax expense for the three months and nine months ended June 30, 1996 and 1995 due to the anticipated utilization of available net operating loss carryforwards. Current tax expense of $35,000 and $80,000 for the three month and nine month periods ended June 30, 1996, and $35,000 and $47,000 for the three month and nine month periods ended June 30, 1995, respectively, computed at the expected tax rate of 34%, have been reduced entirely by the utilization of net operating loss carryforwards ("NOLs") of the same amounts.

At June 30, 1996, the Company has NOLs of approximately $4,500,000 which may be applied against future taxable income. The NOLs expire beginning 2003 through 2010. Utilization of these carryforwards are subject to annual limitations under current Internal Revenue Service regulations. The Company has established a valuation allowance for its deferred tax assets, as it is unlikely that all of the deferred tax assets will be fully realized.


NOTE 6 - CHANGE IN COMMON STOCK

The increase in common stock during the nine months ended June 30, 1996 is due to the following:


                                               SHARES
                                             OUTSTANDING    AMOUNT

           Balance at October 1, 1995          2,869,613  $ 6,796,193
           Shares issued in connection with
            exercise of warrants                 164,202      410,505
           Shares issued in connection with
            exercise of options                   10,600       29,930
           Shares issued in public offering    1,200,000    9,551,604
                                             -----------  -----------

           Balance, June 30, 1996              4,244,415  $16,788,232
                                             ===========  ===========



NOTE 7 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding for each period presented. The weighted average number of shares outstanding for each period is as follows:


                                        JUNE 30,   JUNE 30,
                                          1996       1995

                    Three months ended  4,010,551  2,563,934
                    Nine months ended   3,614,316  2,024,028


Fully diluted earnings per share is not presented because the computation results in the same amounts as primary earnings per share or the amounts are anti-dilutive. Common stock equivalents are not included in the earnings per share calculation until the market price of the Company's common stock exceeds the exercise price of the common stock equivalents for substantially all of the three consecutive months ending with the last month of the period to which per share data relate. For purposes of this calculation, the market price of the Company's common stock was determined for the three months and nine months ended June 30, 1996 as the closing price of the Company's stock on the NASDAQ SmallCap Market on and prior to June 5 and on the NASDAQ National Market after June 6, and for the three months and nine months ended June 30, 1995 as the average of the bid and asked price per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1996 COMPARED
WITH THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1995

Net revenues for the three and nine month periods ended June 30, 1996 increased $617,000 (13.6%) and $2,093,000 (16.0%) compared to the same periods last year. The increase in net revenues in the three month period is primarily attributable to revenues from sales of Industrial Control Computers. The increase in net revenues in the nine month period was due equally to an increase in software revenues resulting from the Company's acquisitions of Imagination Systems, Inc. and Universal Automation, Inc. in March 1995 and September 1995, respectively, and to increases in sales volumes and prices of hardware products in response to increases in the level of marketing and sales efforts during the current period. Domestic revenues for the three and nine month periods ended June 30, 1996 increased $1,249,000 and $3,635,000, respectively, while foreign revenues decreased $632,000 and $1,542,000, respectively, compared to the same periods last year. Domestic revenues reflect the strong demand for new hardware and software products in North America in response to increased marketing and sales efforts. Foreign revenues have decreased due to the timing of planned purchases by certain customers of the Company's new products and the Company's decreased emphasis and planned phase out of certain older products. Additionally, international marketing and sales campaigns for the Industrial Control Computers and for certain of the Company's software products are not planned until fiscal 1997.

Gross profit for the three and nine month periods ended June 30, 1996 increased $535,000 and $2,243,000, respectively, over the same periods last year. Gross profit as a percentage of revenues in the three and nine month periods ended June 30, 1996 was 42.5% and 43.4%, respectively, versus 36.4% and 33.3%, respectively, in the same periods last year. The improvement was due primarily to the high gross profit margin afforded by software and applied systems revenue, and cost controls in place during the entire current period; only a portion of the corresponding prior period was affected.

Total operating expenses for the three and nine month periods ended June 30, 1996 increased $481,000 (33.4%) and $1,837,000 (45.5%), respectively, over the comparable periods last year primarily as a result of higher sales and marketing costs and increased product development efforts. The number of employees during at June 30, 1996 has increased by approximately 10% since the beginning of the year in response to the Company's increased emphasis on sales, marketing and product development. The Company expects to continue to invest a significant amount of cash to continue to its product development efforts, especially as it pertains to the development of its real time NT software, FloProNT and VFE software products and to revisions and enhancements to the Company's Industrial Control Computer product line.

Interest expense for the three month period ended June 30, 1996 increased to $176,000 compared to $108,000 for the comparable period last year and, for the nine month period ended June 30, 1996, increased to $498,000 from $297,000 for the comparable period last year. Such increases were due to increased average borrowing levels and higher effective interest rates. Total average debt levels increased due to increased borrowings on the bank line of credit through June 12, 1996, and increases in the mortgage note and subordinated debt levels.

Foreign currency losses of $-0- and $14,000, respectively, were recorded in the three and nine month periods ended June 30, 1996 compared to foreign currency gains $-0- and $105,000, respectively, in the comparable periods last year. Foreign currency gains and losses are largely attributable to the impact of translating Dutch guilder transactions of the Company's Netherlands-based subsidiary to the Company's functional U.S. dollar currency.

LIQUIDITY AND CAPITAL RESOURCES

Nematron had working capital of approximately $12,176,000 at June 30, 1996. Primary sources of near-term liquidity are cash from operations and the Company's $3,250,000 bank line of credit. Borrowings under the line of credit are limited by a borrowing formula which allows for advances up to 80% of eligible domestic accounts receivable plus a maximum of $1,000,000 of eligible foreign accounts receivable plus a maximum of $1,000,000 against certain inventory categories. The Company does not expect that the borrowing formula will materially limit the amount of funds available to be borrowed under the line of credit during fiscal 1996. Amounts borrowed under the credit facility are due on demand and bear interest at prime plus 1.5%. The line of credit facility expires on January 31, 1997.

The Company sold 1,200,000 shares of its common stock in a secondary offering which closed on June 11, 1996. After payment of the underwriters discount and offering expenses, net proceeds were approximately $9,552,000. Upon completion of the offering the Company repaid outstanding borrowings of $3,250,000 under the line of credit and added the remaining proceeds to working capital.

Common stock outstanding increased to 4,244,415 shares at June 30, 1996 compared to 2,869,613 shares outstanding at September 30, 1995. The increases were due to the sale of 1,200,000 shares of common stock in the secondary offering and to the exercise of 164,202 warrants and 10,600 of stock options at an average exercise price of $2.50 per share.

Accounts receivable at June 30, 1996 increased $1,702,000 from the balance at September 30, 1995, primarily as a result of increased revenues for the nine months ended June 30, 1996. Inventories increased $679,000 due primarily to forecasted sales activities.

Notes payable to the bank at June 30, 1996 decreased to $-0- from the $2,450,000 balance at September 30, 1995 due to the repayment of the amount borrowed under the line of credit from proceeds of the secondary offering, in the future the Company expects to expand this facility.

Long-term debt, including current maturities, increased a total of $1,324,000 at June 30, 1996 due to the net effect of increases from borrowings of $1,800,000 under a subordinated note agreement and $60,000 under term loans for equipment purchases, and reductions due to repayment of a $444,000 convertible subordinated note and other scheduled debt repayments of $92,000 under the terms of various debt agreements. The Company intends to renegotiate or replace the current facility.

                          PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits included herewith are set forth on the Index to Exhibits.


ALL OTHER ITEMS OMITTED ARE NOT APPLICABLE OR THE ANSWERS THERETO ARE NEGATIVE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NEMATRON CORPORATION

                                          BY:

AUGUST 12, 1996                          /s/ FRANK G. LOGAN, III
- ---------------                          ------------------------------------
DATE                                     FRANK G. LOGAN, III, PRESIDENT & CEO
                                         (DULY AUTHORIZED OFFICER)


AUGUST 12, 1996                          /s/ DAVID P. GIENAPP
- ---------------                          ------------------------------------
DATE                                     DAVID P. GIENAPP,
                                         CHIEF FINANCIAL OFFICER
                                         (CHIEF ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS



               Exhibit Number  Description of Exhibit
               --------------  ---------------------------------


                    3(i)       Articles of Incorporation

                     11        Computation of Earnings Per Share

                     27        Financial Data Schedule