Form 10KSB
period 1996-09-30
NEMATRON CORP
filed 1996-12-27
CIK 892832

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended SEPTEMBER 30, 1996
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]
   For the transition period from                    to
                                  -------------------   -----------------


     Commission File Number:  0-21142

                              NEMATRON CORPORATION
                 (Name of small business issuer in its charter)


              MICHIGAN                                 38-2483796
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

        5840 INTERFACE DRIVE, ANN ARBOR, MICHIGAN        48103
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year:  $20,923,613

     The aggregate market value of the voting stock held by non-affiliates as of December 20, 1996, computed by reference to the closing price of such stock on such date as quoted on the Nasdaq Stock Market National Market, was approximately $23,965,000.

The number of shares outstanding of the issuer's Common Stock on December 20, 1996 was 4,564,692
                      DOCUMENTS INCORPORATED BY REFERENCE

                                                Part of Form 10-KSB Into
         Document                         Which the Document is Incorporated
         --------                         ----------------------------------
Portions of Proxy Statement
for the 1997 Annual Meeting of
Shareholders to be Held
March 10, 1997 (the "1997                              Part III
Proxy Statement")

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT   [  ] Yes     [ X ] No
===============================================================================

                                     PART I
ITEM 1. BUSINESS.

     This Business section contains forward looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed below and in "Management's Discussion and Analysis of Operations - Uncertainties to Forward Looking Statements."

     CORPORATE HISTORY

     Nematron Corporation ("Nematron" or the "Company") was incorporated in Michigan in October, 1983. In 1986, the Company became a wholly-owned subsidiary of Interface Systems, Inc. ("Interface"). On February 26, 1993, the Company became an independent publicly-traded company as a result of a spin-off from Interface, which was effected by the distribution of 100% of the shares of the Company on a pro rata basis to Interface's shareholders.

     During the year ended September 30, 1995, the Company completed two acquisitions, the merger of Imagination Systems, Inc., a Virginia corporation ("ISI"), into the Company, and the merger of Universal Automation, Inc. ("UAI") into the Company's wholly-owned subsidiary, NemaSoft, Inc. ("NemaSoft").

     During the year ended September 30, 1996, the Company formed a new subsidiary, which remains a shell company. The new subsidiary is Imagination Systems, Inc., a Michigan corporation.

     The Company's principal executive offices are located at 5840 Interface Drive, Ann Arbor, Michigan, and its telephone number is (313) 994-0501.


     GENERAL

     Nematron designs, manufactures and markets factory automation products, including computer hardware and software products. Its industrial computers and terminals, called Industrial Workstations(TM), and its software products, sold under the trade names of FloPro(R), PowerVIEW(TM) and AutoNet(TM), OpenControl(TM) and Hyperkernel(TM), are sold to industrial users for operator interface, direct machine control and for use in test and measurement environments.

     Industrial Workstations are "ruggedized" computers with built-in displays, keyboards or other forms of operator input, and are used by operators in industrial processing and factory floor environments to monitor and control machine and cell level operations. The primary focus is on applications where the extremes of temperature, shock and vibration, high humidity, airborne contaminants and physical abuse or hard use require the use of equipment that has been specially designed to operate more reliably than commercial grade equivalents.

     The Company's industrial computer products are used in industrial manufacturing and process automation, specifically relating to operator-machine interface and direct machine control applications. The Company incorporates electronic technology and software in its Industrial Workstation products to satisfy a broad variety of customer applications ranging from the replacement of traditional hardwired push buttons, lights and gauges that can be used with a single machine or local process, to advanced industrial computer-based systems that provide supervisory control, direct control and networking capabilities over a large number of machines.

     The Company has five main software products used in the industrial and factory automation workplace, all of which were developed by the Company or acquired. These products are marketed under the trade names FloPro(R), PowerVIEW(TM), AutoNet(TM), OpenControl(TM) and Hyperkernel(TM). Additionally, most of the Company's Industrial Workstations contain proprietary software imbedded in the products as firmware, and such firmware is not sold separately. All five shrink-wrap products may be run on Nematron's computers or those of most other manufacturers.

     The Company's FloPro product, is a flowchart programming and direct machine control software product developed by UAI, which the Company acquired through a merger into a wholly-owned subsidiary in September, 1995. The Company's PowerVIEW product, released by the Company in 1996, is a powerful and comprehensive 32-bit Windows NT and Windows '95-based application development system for factory floor operator interface applications. The Company's test and measurement software, AutoNet, allows for data acquisition and real time processing of data and performing multiple functions at high speed and graphically displaying such real time information through a wide variety of configurable graphic instruments, trends and Cartesian plots. AutoNet was developed by ISI, which the Company acquired by merger in March, 1995.

     The Company consists of three operating units at four primary locations.

     The Company's headquarters are in Ann Arbor, Michigan and persons located there are responsible for product development, administration, finance, accounting, personnel, computer manufacturing, customer service, corporate purchasing, corporate quality, corporate marketing, corporate-wide sales and international business development.

     The Company's software development and software manufacturing for its Nematron and NemaSoft products are conducted at its Virginia Beach, Virginia and Hilliard, Ohio facilities. Software engineers and others located at these two facilities are responsible for software product development, enhancement, maintenance, and reproduction of shrink-wrapped software.

     The Company's sales and service operations for the European marketplace are conducted in Maarssenbroek, the Netherlands through Nematron Europa, BV ("NEBV"), which was organized in 1990 as a wholly-owned subsidiary of the Company. Located near Amsterdam, its principal functions are European sales, distribution management, application engineering and customer service. In March, 1996, administrative personnel in Ann Arbor became directly responsible for administrative activities of NEBV. NEBV's regional sales managers provide sales and service support to customers who may have purchased products from other regions. NEBV is primarily operated as a cost center since allocation of gross product margins and operating and administrative expenses cannot be reasonably allocated to NEBV or by region.


PRODUCTS, MARKET, AND COMPETITION

     COMPUTERS AND HARDWARE PRODUCTS

     The Company designs and manufactures operator terminals for reliable performance in harsh industrial environments. Each operator terminal provides a display that shows the status of the process and a keyboard or a touch screen that allows personnel to control the process. These terminals all come in a rugged package that withstands extremes of temperature, humidity, vibration, shock, and electrical interference.

     The Company refers to its operator terminals as "workstations," and coined the name Industrial Workstations(TM) to indicate both the product and its intended environment. A single Industrial Workstation can replace dozens of electromechanical operator displays and controls, such as push buttons, indicator lights, panel meters, keypads, alarm annunciators, and message displays.

     In most applications, Industrial Workstations connect to intelligent controllers, such as PLCs, which perform critical high-speed machine control functions. Industrial Workstations obtain process information from the controller through a communications port, and transform that information into words or pictures that lend themselves to instant comprehension by operating plant personnel.

     The benefits of connecting Industrial Workstations to intelligent controllers are three-fold: first, the Industrial Workstation confines the controller's processing burden to critical, high-speed control functions;

second, the Industrial Workstation's full-time attention to operator interface supports many additional functions; and third, Industrial Workstations often cost less than the cost of obtaining, installing, and programming conventional devices that provide only a fraction of the capabilities afforded by Industrial Workstations.

     The Company offers a variety of Industrial Workstations to the industrial automation marketplace. Each product class includes a range of display options, prices, and capabilities.

     Virtually all of the Company's smaller and newer products use "flat panel" displays. Popularized by laptop personal computers, flat panels offer considerable space savings over CRTs with increased reliability, and immunity to shock, vibration, and electromagnetic interference. They are particularly well suited for applications with hazardous environments such as chemical plants, and where high electrical currents are found, such as in aluminum and steel processing. During the next two years, virtually all of the Company's products will be converted to flat panel technology.

     While price and features can be important factors in a customer's purchase decision, reliability consistently ranks the highest. As a result, the Company expends significant effort on design verification and testing of new products and purchased subassemblies. In addition, management believes the Company is able to price its products competitively because of their higher quality, and hence lower warranty and repair work is required to be performed after the sale, and because the Company has higher manufacturing volumes than many of its competitors, allowing it to have lower costs and to amortize product development over more units than its competitors.

     CHARACTER-BASED PLC WORKSTATIONS AND REMOTE MESSAGE UNIT PRODUCTS

     These products economically replace as few as five electro-mechanical push buttons, while also providing message display and alarm annunciation functions. All products in this class include flat panel displays. The Company internally developed the proprietary software for the products in the lower price range of this class of product. Most of these products are used with small PLCs for simple machine control, such as packaging equipment and small fabricating machines. Products in this class range in price from less than $500 to $2,300.

     Most of the Company's competitors in this segment are small companies with limited resources and market share. A few competitors, such as Allen-Bradley and Eaton IDT, have substantially greater resources than the Company, and offer competitive products in the upper end of the price range.

     Sales of low-end products in 1996 and 1995 amounted to 40% and 50%, respectively, of the Company's unit volume and 14% and 19%, respectively, of its dollar volume from unit sales. The Company expects a growth rate of 5 - 10% in this market segment over the next year, largely because industry analysts project similar growth in the small PLC market. To participate in this growth, the Company plans to maintain a modest level of product development effort, both to enhance existing products and to offer new models of character based PLC workstations.

     INDUSTRIAL GRAPHICS TERMINALS AND PROGRAMMABLE OPERATOR INTERFACE PRODUCTS

     These products include both CRT displays and keyboards and utilize the Company's proprietary hardware and software designs, which support either remote terminal operation with an intelligent host, or fully programmable operation to support PLC operator interface applications. Unlike most competitive products, the Company's industrial graphics terminals and programmable operator interface products support a programming language. OptiBASIC(TM) is Nematron's proprietary, multi-tasking version of BASIC, designed to support industrial monitoring and control applications. These products, first produced by the Company in 1983 and 1984, are designed to provide high performance in a price range from $1,600 to $5,000, varying primarily on the choice of display.

     Because several dozen large and small companies offer competing products in this market, competition is intense. Every major PLC company competes in this market, either with its own designs or with private-labeled products. Significant competitors include Allen-Bradley, Siemens and Eaton IDT.

During 1996 sales of this class of product were flat as compared to fiscal 1995 levels, although since 1990, the Company's unit sales of mid-range products have declined over 25% due to the increased competition and now relatively older designs.

     Sales of industrial graphics terminals and programmable operator interface products in 1996 and 1995, amounted to 18% and 26%, respectively, of the Company's unit volume and 15% and 23% of its dollar volume from unit sales.
The Company expects a decrease of approximately 10% per year in this market segment due to the availability of more sophisticated technology at lower costs in future years.

     The Company's product development effort on products in this class focus on the development of new flat panel models to replace the current products, which have become somewhat dated, and on the development of more powerful programmable operator interface products to take advantage of the affordable processing power, operating systems and software development tools which have become available.

     INDUSTRIAL PC PRODUCTS

     Industrial PC products are fully integrated or modular rack-mount or bench-top PCs which provide Intel 80X86 architecture with processors ranging from 486DX-2/66 to Pentium P5-200mhz Pentium Pro and CRT or flat-panel displays. Many of the high-end workstations are "bundled" with the Company's PowerVIEW, AutoNet or FloPro software, all of which are described in the "Software Products" section hereof. For the remainder of the industrial PC products, customers run their systems with a choice of several third-party industrial monitoring and control software packages. Products in this class range in price from $2,000 to $10,000.

     Sales of high-end products in 1996 and 1995 amounted to 38% and 24%, respectively, of the Company's unit volume and 56% and 58% of its dollar volume from unit sales.

     Management believes that while operator interface products will eventually migrate to PC based control and operator interface solutions that eliminate the PLC, the migration will not be complete for at least five years, and the market for industrial PC products will expand significantly. In response to this evaluation of the market, the Company will place substantial emphasis on further enhancements to this class of products as cost effective replacements for existing, lower functionality, industrial workstations that complement, rather than replace, PLCs.

     Many competitors participate in the industrial PC product market, most notably IBM, Allen-Bradley, and Siemens. Many segments in this market are highly price-sensitive, especially in environments where commercial-grade products perform adequately. As the market expands, numerous competitive offerings will appear, putting downward pressure on prices and gross profit margins. The Company intends to continue providing industrial PC products for reliable operation in harsh environments.

     INDUSTRIAL CONTROL COMPUTER PRODUCTS

     Industrial Control Computers ("ICCs") were designed and developed by the Company beginning in 1995, and the Company began shipping them in September, 1995. ICC products offer a 486DX2/66 or a P24T Pentium Overdrive processor, a variety of display options and a single motherboard featuring local bus architecture for integral SVGA video and IDE drive control circuits. The form of the units are NEMA 4 (water tight) construction and include a rugged, front-panel mouse-simulator or touch screen for cursor positioning. Many of the ICC products are "bundled" with PowerVIEW, AutoNet or FloPro software. These units range in price from $2,000 to $6,000, varying primarily on the choice of display and the bundled software.

     Sales of ICC products in 1996 amounted to 4% of the Company's unit volume and 15% of its dollar volume from unit sales.

     Management believes that the market for ICC products, which combine superior processing capabilities in a very inexpensive industrial hardened package, and which, due to their small size can be used in many applications not previously feasible with larger products, will be a significant market for the Company in the future. The Company intends to commit significant development efforts to the ICC product offering in future years. Although the Company was the first in the marketplace with a small industrial control computer with advanced technological features, a few competitors have either announced their intention to introduce a similar product or have presented similar products. The Company expects that most of its competitors in the high-end product range will eventually have a similar product offering.


     COMPUTER HARDWARE PARTS AND SERVICE

     The Company maintains an inventory of spare parts and service stock and dedicates approximately twelve service technicians and support personnel whose functions include technical advice regarding product applications and service and repair of returned computer and other hardware. With the increasing number of units in service in the marketplace due to the products wide acceptance and long life, the shipment of spare parts and performing repair service on out-of-warranty product continues to be a significant part of the business.


     SOFTWARE PRODUCTS

     The software products described below, all of which were acquired or developed by the Company in the last two years, represent the cornerstone of the Company's shift in its strategic focus from that of relying solely on sales of Industrial Workstation products to becoming a high value-added provider of industrial hardware and software solutions. With the addition of the following products, plus the continued enhancement of existing products and the development of new software products, the Company is positioning itself as a leading supplier of industrial automation software. The Company will use its software and proven reliable PC hardware to help drive factory automation industry from PLC to PC based control.

     The Company's five main software products are used in the industrial and factory automation workplace. Additionally, most of the hardware products discussed above contain proprietary software imbedded in the products as firmware, and such firmware is not sold separately. All five shrink-wrap products may be run on Nematron's computers or those of most other manufacturers.

     Sales of software products in 1996 and 1995 amounted to 8% and 4%, respectively, of the Company's total revenue.

     OPENCONTROL(TM) SOFTWARE

     The Company's software product suite for open architecture for control is called OpenControl(TM). OpenControl allows operators to leverage PC-based software packages, such as Windows NT and many popular Supervisory Control and Data Acquisition and Man-Machine Interface ("SCADA MMI") programs. OpenControl allows the use of standard networking products and connectivity to the Internet or corporate-wide Intranet systems. OpenControl provides a modular approach for open control architecture applications. The product is comprised of a series of Visual Programming languages for control, the FloPro for Windows NT run-time control engine, and independent Device Network I/O servers. OpenControl's programming environment is the Visual Flowchart Language ("VFL"), a graphical control language that utilizes a structured development environment for machine control applications. VFL provides a functional and graphical programming environment compared to the aging ladder logic method by providing a wider variety of tools to graphically create a program that maximizes machine control. VFL is capable of integrating user created C programs and can generate IEC-1131 code as an output from flowcharts. FloPro for Windows NT is OpenControl's run-time engine, and is a 32-bit version of the original field-proven FloPro technology described below. FloPro for Windows NT is several times faster than its DOS-based predecessor and is based on the Hyperkernel real-time Windows NT technology. FloPro for Windows NT provides an advanced discrete manufacturing capability based on its fast and efficient logic solve, inherent integrated diagnostics and coordinated motion control capability. A variety of device networks and legacy PLC I/O systems are supported.


     HYPERKERNEL(TM)

     Hyperkernel(TM)is the first real-time subsystem ("RTSS") available that makes Windows NT a hard real-time operating system. Hyperkernel allows software developers to integrate highly deterministic real-time applications into the Microsoft's Windows NT operating system and enables devices such as robots, process controllers and motion control systems to be configured as application servers on any standard network system. The Hyperkernel product includes features such as high speed timers; memory management; interrupt handlers; inter-process communication; file system services; and task scheduling and prioritization. By using a standardized development environment like Microsoft C and Visual C++, significant reductions in software development time may be achieved.

     In late 1993, ISI began work on an advanced 32-bit Windows development framework that supported a traditional real-time microkernel target system for runtime execution for industrial control. The present design of the core technology is a greatly enhanced version of the original framework. The technology has been expanded to provide true client/server capabilities for complex software applications. The Hyperkernel RTSS for the Windows NT operating system utilizes a sophisticated message-passing architecture for inter-process communications, which is the key difference between Hyperkernel and similar products developed to operate under DOS or Microsoft's Windows 3.1 operating systems.

     Traditionally, many developers have used custom or proprietary operating systems and tools to gain high-speed determinism in their application development work. This meant that they were not able to leverage the extensive collection of tools and applications available for the desktop Windows/PC world. With the Hyperkernel product, development in a mainstream operating system architecture is now practical.

     FLOPRO(R) SOFTWARE

     The Company's soft logic software is called FloPro(R). FloPro is a flowchart programming system which executes from personal computers and which was developed by UAI, which the Company acquired through a merger in September, 1995. FloPro is based upon the technology in Patent Number 4,852,047 "Continuous Flow Chart, Improved Data Format and Debugging System for Programming and Operation of Machines." The programming system is used to create, debug, document and execute control applications in an open architecture environment. Its open system architecture allows operators to interface it concurrently with many different input/output systems, motion controllers, message units and tag/bar code systems. FloPro simplifies machine control system development. The use of multiple flowcharts, each one handling a relatively simple task, allows for the concurrent development of applications by a team of control engineers. These flowcharts communicate with each other in a multi-tasking environment, which means that the control application is easy to create and understand. Additionally, FloPro is self documenting in that it is a programming language based on the flowcharts; there is no need to translate the flowcharts to ladder logic. The use of FloPro and a PC replaces the need for PLCs and ladder logic for machine control applications. FloPro is in use at several General Motors Corporation manufacturing facilities. FloPro systems at GM's PowerTrain Group control over 1,000 machines used to manufacture engines and transmissions. The Company is currently involved in certain litigation relating to the FloPro patent. See "Item 3 - Legal Proceedings."

     FloPro competes with several products offered by companies of similar or smaller size than Nematron in the soft logic marketplace. The soft logic marketplace is an emerging market that is expected to grow significantly in the next several years as PCs and soft logic software programs replace PLCs and ladder logic software. Several of the Company's competitors license the technology upon which FloPro is based. The advantages of the FloPro product as compared to competing products is that the software is self documenting, thus reducing programmer time; it costs less than many other products; it operates on open PC architecture; and it reduces plant down time through diagnostic messages and fast execution time.

     During fiscal 1996, the Company devoted substantial resources to the upgrading of the current 16-bit version of FloPro to a 32-bit version of the product which contains numerous and significant enhancements. The Company will continue the upgrade program during the first two quarters of fiscal 1997 and intends to release the enhanced version of FloPro in mid-1997.

     POWERVIEW(TM) SOFTWARE

     The Company began the development of this 32-bit Windows-based application development and run-time system three years ago and released the product for sale initially late in the fourth quarter of fiscal 1995. During fiscal 1996 the Company performed substantial enhancements on the version initially released in fiscal 1995 and re-released it late in fiscal 1996. The application development system included in the PowerVIEW system was developed to serve as a single point of control for building graphical display panels and configuring hardware, I/O connections, process variables, alarms, messages and all other events associated with the operation of a machine. A high-speed run-time compliments the project manager portion of the system, but operates on a 32-bit real-time preemptive multi-tasking microkernel more naturally suited to high-speed, real-time process control. When the application project is downloaded to the run-time system and the workstation is plugged into a PLC or I/O network, it runs automatically and scans the I/O network at rates higher than other commercially available workstations, updating the screens and sending instructions to the PLC virtually instantaneously.

     PowerVIEW competes with other software product offerings from other companies, most notably Allen Bradley and Eaton IDT. However, the product is unique in that it runs on open architecture PC platforms and is a 32-bit Windows-based application development system and its run time executes from solid state memory.

     AUTONET(TM)

     The Company's test and measurement software is called AutoNet(TM), and is sold to commercial and industrial companies primarily for use in a test cell environment. AutoNet allows for data acquisition and real time processing of high speed data while performing multiple functions. AutoNet graphically displays real time information through a wide variety of configurable graphic instruments, trends and Cartesian plots. AutoNet performs real-time mathematical, statistical and trigonometric calculations for control, test sequencing, filtering and batch management of data. It features color coded annunciation of alarm information, diagnostic files and automatic time stamps, and presents stored data in report, historical graphics or ad hoc queries.

     AutoNet competes with products offered by other companies, most notably Hewlett Packard and National Instruments. The AutoNet product is unique in that it is a real time operating system which operates in a performance region that competitive products do not.


SALES CHANNELS

     The Company employs three forms of sales channels. A network of high-tech industrial distributors is the Company's primary sales channel. Private-label accounts that remarket Nematron's products primarily through their own networks of industrial electrical distributors are a less significant sales channel for the Company's products. In addition, the Company sells its products to direct sales accounts, including major original equipment manufacturers ("OEMs") of industrial processing systems and machines and to other major end users.

     Approximately 50% of the Company's total sales are to distributors, 20% to private-label accounts and 30% to direct sales accounts. The Company believes that it can increase its business as a result of the introduction of the PowerVIEW, OpenControl and Hyperkernel software products and its ICC hardware product lines and with the acquisition in 1995 of its FloPro software product, which is presently marketed to the automotive manufacturing industry. The Company intends to increase its sales and marketing efforts for bundled hardware and software products.

     IP Systems, a French distributor, is the Company's largest distributor, and accounted for 10% and 15% of the Company's total fiscal 1996 and fiscal 1995 sales, respectively; a second company accounted for 13% and 2% of the Company's total fiscal 1996 and fiscal 1995 sales, respectively. No other private label, direct customer, or distributor accounted for more than 5% of total Company sales in 1996 or 1995. Furthermore, no single model or product has accounted for more than 15% of the Company's sales during this time period.

     The Company's distributors are typically companies with non-exclusive written agreements that purchase inventory and resell it to their customers. In addition, distributors typically provide customer training, application engineering, and support.

     The Company has approximately 70 domestic distributor branches and approximately 50 distributor branches in more than 30 countries internationally. The Company has approximately 15 regional sales managers covering major geographic regions of the United States and Europe and several sales managers who concentrate on key accounts nationwide. These managers are located in the United States in Colorado, Florida, Illinois, Massachusetts, Michigan, North Carolina, Ohio, Pennsylvania, and Virginia, and in major business centers in Germany, the Netherlands and the United Kingdom.

     In addition, direct sales accounts and private label accounts are handled by both key account sales managers as well as corporate executive management.


MANUFACTURING AND SUPPLY

     The Company performs final assembly and testing for almost all hardware products. The assembly process encompasses the assembly of sheet metal parts, keyboards, displays, and electronic circuit boards into finished goods. In addition, the Company performs some cable manufacturing, and also a limited amount of circuit board assembly and wave soldering, as well as the repair and engineering prototype assembly of surface mount technology components used on various logic boards. The Company subcontracts the insertion and soldering of components on circuit boards, and the fabrication of sheet metal, keyboards and front panel bezels. The Company uses a number of independent firms for these subcontracted services and is not materially dependent upon any third party that performs these services. Selected models are built entirely to the Company's design by vendors and purchased as complete products.

     A network of mini-computers and personal computer-based engineering workstations supports accounting, purchasing, production, scheduling and inventory, as well as the computer-aided design and development of electronic circuitry, circuit board layout, programming of programmable logic devices, mechanical design and software development.

     In addition, the Company has purchased and designed a variety of assembly and test equipment to reduce the cost and ensure the quality of the design and manufacturing process. The Company has made a substantial investment in environmental chambers and electronic instrumentation used to certify that the Company's products meet the severe industrial environments for which they are intended.

     Some components used in the Company's products are currently purchased from single or limited sources of supply. The Company believes that the loss of one or more suppliers would not have a material long-term impact on its operations but could cause some production delays. As a result, the Company typically maintains higher amounts of raw material inventory for certain limited-source items than may be required for current production.


PRODUCT DEVELOPMENT

     Since its inception, the Company has maintained an active product development program and continues to supplement existing research and development capabilities through active recruiting of technical personnel and development of proprietary technology.

     The Company currently has a total direct product development staff of approximately forty persons, including electrical and electronic design engineers, mechanical design engineers, software design engineers, product managers, application engineers and directly associated staff members involved in technical documentation and product support. The Company also employs the services of unrelated contract engineering companies on an as-needed basis.
The Company employs a separate group which is responsible for assuring the long term quality and reliability of the Company's products. Within this quality assurance group are five quality, test, manufacturing and reliability engineers. Software development activities are concentrated in the Virginia Beach, Virginia office but certain development is done by personnel in Hilliard, Ohio and Ann Arbor, Michigan. Hardware development and quality activities testing and control are concentrated in Ann Arbor, Michigan.

     The Company emphasizes product development and quality and the employment of highly skilled and motivated individuals in the product development and quality assurance areas. Management believes that its product development staff is an important factor in the Company's ability to compete in the markets in which its products are sold. During the fiscal years 1996 and 1995, the Company expended approximately $2,600,000 and $1,363,000, respectively, for direct hardware and software product development and product design quality, including those costs capitalized under Statement of Financial Accounting Standards No. 86. All of such costs were sponsored by the Company. These amounts represented 12.4% and 8.8% of total revenues in fiscal 1996 and 1995, respectively.

INTELLECTUAL PROPERTY

     The Company's FloPro software product is based upon the technology incorporated in Patent Number 4,852,047 for continuous flow chart, improved data formatting and a debugging system for programming and operations of machines. This patent was issued in 1989 as a 17 year patent. The Company is currently involved in litigation relating to the ownership of the FloPro patent. See "Item 3 - Legal Proceedings." The Company has no patents on its hardware or computer designs. The Company filed a patent application for a chassis locking mechanism and for its real-time extension to Windows NT during fiscal 1996. The Company has an active patent committee to review patent potential on an ongoing basis.

     In addition to trademarks on the trade names under which the Company does or did business, including Nematron(R), NemaSoft, Imagination Systems and Universal Automation, the Company also owns trademarks on certain of its products, including Industrial Workstation(TM), ToolBox(TM), ToolBox Plus(TM), FloPro(R), AutoNet(TM) and PowerVIEW(TM).

     The Company's software products are sold under licenses to use the products as specified in the underlying contract. Certain of the licenses for the use of the FloPro software product are site licenses for unlimited use of the master copy of the product in a specified building, plant or group of plants. To date, the revenue from these site licenses has not been a significant source of revenue to the Company, but the Company believes that these revenues could become increasingly more important to the Company if the Company's products gain in market acceptance and the total market for soft logic products expands as is predicted and as evidenced by recent third party industry studies. Also, the Company has licensed its soft logic technology to several unrelated companies under royalty arrangement; these arrangements are not currently a significant source of revenue.

EMPLOYEES

     The Company currently employs approximately 125 full time employees, including 85 in Ann Arbor, Michigan, 25 in Virginia Beach, Virginia, 5 in the Netherlands, and 10 at other locations. None of the Company's employees are represented by a collective bargaining unit, and the Company believes its employee relations to be good.

ENVIRONMENTAL COMPLIANCE

     The Company's products must comply with federal, state and/or local laws and regulations that have been enacted or adopted relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company believes that continuing efforts and expenditures incurred to maintain compliance with such laws and regulations will not have a material effect on capital expenditures, earnings or the competitive position of the Company.


ITEM 2. PROPERTIES.

     The Company's headquarters and principal manufacturing facilities are located in Ann Arbor, Michigan, in a two-story building containing a total of approximately 51,200 square feet of space. Of this space, approximately 6,400 square feet remain largely unfinished and are available for future office or manufacturing expansion. This facility, located on approximately five acres of land, has been designed such that further expansion of up to 20,000 square feet may be accommodated. The Ann Arbor facility was designed and built to the Company's specifications and is Company owned, subject to a first mortgage by Chelsea State Bank, a second mortgage by KeyBank, N.A., Michigan and a third position by one of the subordinated debt lenders. The mortgage loan payable to Chelsea State Bank is in the principal amount of approximately $2,300,000 at September 30, 1996, bears interest at 9.5% per annum and is payable in monthly installments of $29,900 through September 2001, at which time the remaining balance of $1,491,000 is due.

     The Company's European activities are conducted in a leased facility in Maarssenbroek, the Netherlands, and consist of approximately 5,000 square feet of leased space in a 40,000 square foot office complex. Leasehold improvements consist of certain changes for specific office, service, and warehouse requirements according to the Company's needs. The operating lease for this facility is non-cancelable through February, 2000.

     The Company's Virginia Beach, Virginia facility is a leased two story office building consisting of approximately 5,800 square feet of space, with leasehold improvements for office, service, and warehouse requirements according to the Company's specifications. The operating lease for this facility is non-cancelable through February, 1997, and the Company expects that the lease will be re-negotiated and extended on substantially the same terms as in the current lease.

     The Company's Hilliard, Ohio activities are conducted from a leased facility in a large office complex and consist of approximately 1,200 square feet. The operating lease for this facility is non-cancelable through November, 1997.

     The Company believes that all of its facilities are adequate for its present and anticipated operations.


ITEM 3. LEGAL PROCEEDINGS.

     On September 20, 1995, Xycom, Inc. filed suit against the Company and UAI in the Circuit Court for the County of Washtenaw, State of Michigan. The suit alleges that UAI, a company acquired via merger into NemaSoft, Inc., a wholly-owned subsidiary of the Company, disclosed confidential information of Xycom and failed to notify Xycom of the transfer of certain intellectual property, including the FloPro patent, to the Company's subsidiary, NemaSoft, Inc. In the complaint, Xycom contends that upon receipt of such notice, it would have been entitled to either negotiate with NemaSoft for a royalty-free license to use the intellectual property or to exercise a right of first refusal for the purchase of the intellectual property, including the FloPro patent. The suit also alleges that the Company interfered with Xycom's contractual relations with UAI and business expectations. The plaintiff seeks damages based on allegations of, among other things, disclosure of trade secrets and tortious interference with contractual relations. The suit also seeks to enjoin the use of certain marketing, business and other non-technical information which it alleges constitutes trade secrets and to unwind the merger of UAI into NemaSoft. The Company and NemaSoft have filed answers denying all material allegations made by Xycom and NemaSoft filed a countersuit against Xycom. Whereas the Company and NemaSoft believe the allegations made by Xycom are without merit and intend to defend their positions vigorously, there can be no assurance that such litigation will not have a material adverse effect on the Company's business or financial position. In addition, this litigation could result on substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition and results of operations. Currently, negotiations are underway whereby the parties are discussing the settlement of all claims against the other party, but there can be no assurance that these negotiations will result in settlement of litigation.

     The Company is not involved in any other legal proceedings considered by management to be other than routine litigation incidental to the business, and management does not believe any such litigation to be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to October 5, 1995, the Company's Common Stock was traded in the over-the counter market and was quoted on the NASD OTC Bulletin BoardSM under the symbol NEMA.U. In October, 1995, the Company's common stock was accepted for listing on the NASDAQ SmallCap Market(SM) and began trading under the symbol NEMA on the NASD SmallCap Market on October, 5, 1995. Concurrent with the Company's secondary stock offering on June 6, 1996, the Company's Common Stock was accepted for listing on the Nasdaq Stock Market National Market (the "National Market") and began trading under the symbol NEMA on the National Market on June 6, 1996. The following table sets forth, for the periods indicated, the closing price on the National Market for periods subsequent to June 5, 1996, and the high and low bid as quoted by the National Association of Securities Dealers through the NASD OTC Bulletin Board for periods prior to June 6, 1996. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.



         Fiscal 1995               High Bid                  Low Bid
         -----------               --------                  -------
        First Quarter               $ 1.75                    $0.87
        Second Quarter              $ 2.00                    $1.37
        Third Quarter               $ 2.12                    $1.62
        Fourth Quarter              $ 6.50                    $1.75


         Fiscal 1996            High Bid/Close            Low Bid/Close
         -----------            --------------            -------------
        First Quarter               $ 5.50                    $4.25
        Second Quarter              $10.00                    $4.50
        Third Quarter               $10.75                    $7.75
        Fourth Quarter              $ 8.75                    $6.44

     There are approximately 2,000 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Certain Company bank financing covenants restrict the payment of dividends.

     During fiscal 1996, the Company issued the following securities without registration of such securities:


                                                  Securities
                                                  Act
Date     Title     Amount   Consideration         Exemption             Terms of Conversion

Nov. 7,  Warrants  237,214  Issued to lenders     Section 4(2) of the   Exercisable in
1995                        in connection with    Securities Act of     whole or in part
                            subordinated debt     1933, as amended,     after October 31,
                            issued on November    and Regulation D      1996 through
                            7, 1995               promulgated           October 21, 2002 at
                                                  thereunder            an exercise price
                                                                        of $4.00 per share

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     The following discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities and Exchange Act of 1934, as amended, with respect to expectations for future periods which are subject to various uncertainties explained herein. See "Management's Discussion and Analysis f Operations - Uncertainties Relating to Forward Looking Statements."

OVERVIEW

     Management's operating strategy is to incorporate software products developed internally and those software products obtained through its acquisitions, including its acquisitions of ISI and UAI, into the Company's product offerings and to vertically integrate its product offerings to include both hardware and software products related to industrial automation. The Company's marketing and sales efforts to existing and new customers include stand-alone computers, software products and bundled products. The Company intends to continue its shift of business away from dominance by computer hardware sales, and will pursue the development of new software products and the enhancement of existing software products. Additionally, the Company has identified new markets for both hardware and software products, and will pursue new business from customers which offer the greatest likelihood of large unit volume. Management anticipates significant growth in the industrial software marketplace and intend, through concentrated development and aggressive marketing and sales efforts, to capture an increasing percentage of that market.


FISCAL 1996 COMPARED TO FISCAL 1995

     Net revenues were $20,924,000 in fiscal 1996 compared to $17,576,000 in fiscal 1995. This represents an increase of $3,348,000, or 19.0%, compared to fiscal 1995. Of the increase, $903,000, or 27.0%, was attributable to net revenues from software sales, and $2,445,000 of the increase, or 73.0%, was attributable to increases in sales of Industrial Workstations and related parts and service. The increase in revenues from software and software services represented an increase of 128.4% in fiscal 1996 over fiscal 1995 and resulted from sales of the AutoNet, FloPro and PowerVIEW software products for the entire year versus a partial year in fiscal 1995, and also from increased unit volume. The increase in revenues from Industrial Workstations and related parts and service represented an increase of 10.5% in fiscal 1996 over fiscal 1995, and resulted from increased unit volume as a result of increased sales efforts by an increased number of regional sales managers. Foreign revenues decreased in fiscal 1996 by $1,735,000 to $4,777,000, or 26.6%, over foreign sales in fiscal 1995, reflecting a lower level of purchases from a major European customer and a decreased emphasis on international markets. Additionally, the Company's emphasis on new hardware and software products was limited to the domestic marketplace. Domestic revenues increased in fiscal 1996 by $5,082,000 to $16,146,000 or 45.9%, over domestic revenues in fiscal 1995 due to the introduction of new hardware and software products and the ability of the Company to secure several new customers for certain programs at a major automotive company. Additionally, the Company expanded its domestic sales force significantly in fiscal 1996. Management expects relatively flat sales in the first quarter of fiscal 1997 and that sales will, for the next three quarters of fiscal 1997, approximate the growth in revenues experienced in fiscal 1996 as the initial response to the Company's new products has been favorable. Revenues from sales of the Hyperkernel and OpenControl software products are expected to begin in the second quarter of fiscal 1997 when these products will be commercially available. With the introduction of these new software products, the percentage of total revenue from software is expected to increase over the approximate 8% from software in fiscal 1996. Also, the Company intends to continue to increase its marketing and sales efforts in the United States as well as to increase such efforts internationally. The Company's expectation of revenue growth for the full fiscal year 1997 is also based on the belief that the products introduced in the last two years and products planned for release in fiscal 1997 are technologically more advanced than certain comparably priced competing products and that the expansion of the Company's product line will result in the addition of new distributors to the Company's current distribution network. The actual growth in net revenues for fiscal 1997 is subject to a number of uncertainties, however. For example, the marketplace may not respond favorably to the Company's marketing and sales efforts, latent technological deficiencies in the new products may reduce demand for the products, the anticipated interest of new distributors in the Company's products may not materialize, and technological advances by competing products may reduce demand for the Company's products. The occurrence of any of these events could result in the Company's net revenues growing at a reduced rate or declining.

     Cost of revenues include costs related to raw materials and component parts, direct labor, burden, amortization of capitalized software costs, provisions for warranty expenses on products sold to date and provisions for excess and obsolete inventory. There were no material changes in costs of any components of costs of revenues, although certain costs did decrease moderately.

     Gross profit increased in fiscal 1996 to $8,733,000, or 41.7% of net revenues, from $6,194,000, or 35.2% of net revenues, in fiscal 1995. The increase in gross profit in fiscal 1996 was due fairly equally to the introduction and sale of higher margin hardware products in fiscal 1996 and the effect of an increasing percentage of software sales, which are higher margin products. Additionally, material costs have decreased slightly due to falling parts prices offered by certain component vendors, and the greater management resources devoted to the Company's purchasing function. Management expects that gross margins on hardware products will decrease over time as competition increases, but that the effect on a Company-wide basis will be more than offset by the expected shift towards more software related sales and services. Also, with the commencement of sales of the Hyperkernel and OpenControls software products in fiscal 1997, amortization of previously capitalized software development costs related to these products will begin and increase total amortization costs significantly. Additionally, the Company plans to continue to eliminate lower margin products and increase its marketing and sales efforts on higher margin hardware and software products. The actual gross profit growth rate for fiscal 1997 is subject to various uncertainties, however. For example, the Company may not be able to sustain product prices currently in effect if there is a reduction in customer demand or a substantial decrease in competitors' prices on comparable products, raw material prices may increase to an extent that cannot be passed on to customers, or the Company's marketing efforts to boost sales of higher margin products may not be successful. The occurrence of any of these events could adversely affect the Company's gross profit.

     Product development costs increased in fiscal 1996 by $555,000 to $1,449,000, or 62.1%, over the fiscal 1995 level, primarily due to efforts to develop and introduce new products, including the ICC products, in fiscal 1996. Additionally, the Company formed a product development department in fiscal 1996 and increased its resources devoted to research and development activities. Product development expenses, which are a function of new product research and development and existing product enhancement efforts, are expected to increase in fiscal 1997 over the fiscal 1996 level as a result of planned efforts to update several existing products and plans to engage in additional research efforts on new products and technologies. The actual level of product development expense for fiscal 1997 is subject to various uncertainties, including the ability of the Company to attract and/or retain qualified persons to perform the planned activities. In addition, it is possible that research and development efforts could proceed differently than anticipated or the Company may be required to expense, rather than to capitalize, the costs related to such efforts.

     Selling, general and administrative expenses in fiscal 1996 increased by $1,687,000 to $6,380,000, or 35.9%, over the fiscal 1995 level, due principally to increased marketing activities and to increased sales personnel and their sales efforts to achieve the net revenue growth discussed previously, including the sales and marketing efforts needed for products acquired through the ISI merger and other new product introductions, and for the expansion of the Company's sales force and its distribution network. Also, the Company experienced certain increases in these expenses due to the merger of the Company with ISI in March, 1995 and the acquisition of UAI in September, 1995. Additionally, the Company incurred approximately $215,000 of expenses in 1996 related to the termination of its managing director at NEBV. The rate of increase in selling, general and administrative expenses in fiscal 1997 is expected to approximate the growth rate in fiscal 1996. This expectation is based upon planned increases in sales personnel and support staff, increases in marketing activities and general cost increases in advance of net revenue increases. The actual rate of growth is subject to various uncertainties, however. These include difficulties in attracting and retaining qualified personnel as planned and the potential need to curtail planned marketing and sales efforts and other activities if the potential profit improvement anticipated is not realized.

     Interest expense in fiscal 1996 increased by $132,000 to $513,000, or 34.7%, due to higher borrowing levels for the first two quarters of fiscal 1996 until a portion of the proceeds of the Company's secondary stock offering were used to repay all borrowings under the Company's line of credit in June, 1996. Higher borrowing levels were required to fund the Company's growth and were incurred as a result of the negotiation and generally full use of a higher bank credit line, the private placement in November,

1995 of $1,800,000 of subordinated debt, and an increase in amounts borrowed under a mortgage note. Concurrent with the repayment of all outstanding borrowings under the available bank credit line, total average borrowings decreased, and will continue to decrease as the mortgage note is paid monthly. Additionally, the Company intends to refinance its subordinated notes with a term loan bearing a lower interest rate, so a decrease in interest expense is expected in fiscal 1997.

     Foreign currency losses totaled $10,000 in fiscal 1996 compared to foreign currency gains of $74,000 in fiscal 1994. The gain or loss resulted in each period primarily from translating the intercompany balance between the Company and its Netherlands-based wholly-owned subsidiary at year end exchange rates of U.S. dollars to the Dutch guilder. Only the portion of the intercompany balance planned or anticipated to be settled in the foreseeable future is subject to foreign exchange gain or loss. The foreign currency gain has no effect on near term liquidity. As the intercompany balance has been decreasing, the Company does not expect that foreign currency gains or losses will be significant for fiscal 1997.


FISCAL 1995 COMPARED TO FISCAL 1994

     Net revenues were $17,576,000 in fiscal 1995 compared to $15,287,000 in fiscal 1994. This represents an increase of $2,289,000, or 15.0%, compared to fiscal 1994. Of the increase, $704,000, or 30.8%, was attributable to revenues from the software sales, which were not material in fiscal 1994, and $1,585,000, or 69.2% of the increase, was attributable to increases in sales of Industrial Workstations and related parts and service. The increase in sales of Industrial Workstations and related parts and service represented an increase of 10.5% in fiscal 1995 over fiscal 1994, and resulted from both price increases on several products and a reduction in discounts given to certain distributors and direct sales accounts. Price increases, ranging from 1% to 20%, were made on a product by product basis and distributor discount controls were established for specific accounts where needed. Both of these events were undertaken as part of the Company's turnaround plan initiated in fiscal 1995. Foreign revenues increased in fiscal 1995 by $1,942,000, or 42.4%, over foreign revenues in fiscal 1994, reflecting the strong demand in Europe and favorable customer response to increased marketing and sales efforts expended by the Company over the last several years. Domestic revenues increased in fiscal 1995 by $347,000, or 3.2%, over domestic revenues in fiscal 1994, due almost exclusively to revenues resulting from software sales.

     Cost of revenues include costs related to raw materials and component parts, direct labor, burden, amortization of capitalized software costs, provisions for warranty expenses on products sold to date and provisions for excess and obsolete inventory. There were no material changes in costs of raw materials, direct labor or burden, but amortization of capitalized software costs increased in relation to increases in software-related revenues in fiscal 1995 compared to fiscal 1994. In fiscal 1994 and fiscal 1995, the Company placed a significantly increased emphasis on improving the overall quality of all products assembled and shipped through improved manufacturing techniques, placing higher quality standards on purchased materials, and improving shipping and packaging methods. Additionally, in late fiscal 1994, the Company followed industry trends and reduced its warranty period from an average of 30 months to 18 months. As a result of such actions, warranty expenses have decreased approximately $90,000 in fiscal 1995 compared to fiscal 1994, and the year-end reserve has decreased by approximately $110,000. As part of the turnaround plan initiated in fiscal 1995, the Company altered its purchasing practices and began purchasing raw materials in smaller quantities and more on a "just-in-time" basis than in previous years. Also, the Company phased out its product offerings only when it was economical to do so - i.e., when component parts inventory for a potential phase-out product were minimal. As a result of such actions, the need for a significant addition to the year-end provision for excess and obsolete inventory was eliminated in fiscal 1995.

     Gross profit increased in fiscal 1995 to $6,194,000, or 35.2% of net
revenues, from $3,232,000, or 21.2% of net revenues, in fiscal 1994.    The
increase in gross profit in fiscal 1995 was due to implementation of the Company's turnaround plan through increasing prices and/or decreasing discounts for certain products and to certain major customers, the elimination of certain low margin products from the Company's product offerings, and the increase in sales of higher margin hardware and software products. In fiscal 1995, the elimination of low margin products had the added benefit of reducing the number of unique hardware components purchased and maintained in inventory. Further, higher margin hardware and hardware bundled with software imbedded into the product were emphasized in the Company's sales and marketing efforts. In fiscal 1995, total gross profit improved due to the sales of such bundled products and certain software products, primarily AutoNet software and the related integration services resulting from the Company's merger with ISI in March, 1995. Also, approximately $150,000 of revenue was recorded from sales of FloPro software licenses resulting from the Company's acquisition of UAI in September, 1995, and such sales of high margin software had a positive impact on overall gross profit. The lower gross profit in fiscal 1994 was also the result of increased provisions for warranty costs and for additional reserves for excess and obsolete inventory; similar increases in provisions and reserves were not required in fiscal 1995.

     Product development costs decreased in fiscal 1995 by $751,000, or 45.7%, over the fiscal 1994 level, primarily due to write-offs of previously capitalized software costs related to one major and several other smaller projects in 1994, and such write-offs were not required in fiscal 1995. A larger percentage of the Company's software development efforts were capitalizable expenditures in fiscal 1995 than in fiscal 1994. The most significant of these products was the PowerVIEW product which was released in September, 1995. Approximately $494,000 more software development costs, primarily related to PowerVIEW, were capitalized in fiscal 1995 than in fiscal 1994. Included in the fiscal 1994 product development costs of $1,645,000 was a $440,000 write-off of previously capitalized costs related to the abandonment in the fourth quarter of fiscal 1994 of in-process software which was being developed in fiscal 1993 and fiscal 1994 and which was to be the basis for the Company's next generation of industrial workstation products. In the fourth quarter of fiscal 1994 and prior to the issuance of its financial statements, the Company completed its review and evaluation of its in-process software.
The Company determined that, although the in-process software would accomplish its designed functions, it would be more economical and beneficial to base the next generation of Company products on software that had been developed by ISI. Consequently, the Company wrote off in the fourth quarter of fiscal 1994 all costs associated with its internally-developed software for the applicable project.

     Selling, general and administrative expenses in fiscal 1995 increased by $397,000, or 9.2%, over the fiscal 1994 level, due principally to increased marketing and sales efforts in the second half of the fiscal year undertaken to achieve the sales growth discussed previously, including the sales and marketing efforts needed for products acquired through the ISI merger and other new product introductions, and for the expansion of the Company's sales force and its distribution network. Also, the Company experienced certain increases general and administrative expenses due to the merger of the Company with ISI in March, 1995. The acquisition of UAI in September, 1995 had an insignificant impact on selling, general and administrative expenses in fiscal 1995. The Company's turnaround efforts included reductions early in fiscal 1995 of several selling, general and administrative personnel, and the realization of certain efficiencies resulting from a realignment of responsibilities. Additionally, the salaries of all officers and most middle management personnel were reduced by between 5% and 20%, other salaries were frozen, and to the extent practical, all non-essential spending was curtailed.

     Interest expense in fiscal 1995 increased by $138,000 due to a combination of higher borrowing levels to fund fiscal 1994 losses and to increase working capital to fund the expansion of business in fiscal 1995. Average borrowings under the Company's bank line of credit borrowings increased by $462,000 and the average interest rate on such borrowings increased by 3.22%. Additionally, the Company increased by $262,000 its borrowings under convertible subordinated notes for most of fiscal 1995, borrowed $100,000 under a short term loan with a bank, and borrowed up to $100,000 from former ISI shareholders for a portion of fiscal 1995. In August 1995, the Company eliminated $200,000 of subordinated debt through conversion of a convertible subordinated note into common stock, and also entered into a new term note collateralized by a mortgage. In September 1995, the Company increased the amount of its available line of credit and has utilized a portion of such increase. In November 1995, the Company repaid $444,000 of convertible subordinated debt with proceeds of $1,800,000 of new subordinated debt. The net effect of these transactions was an increase in total debt for fiscal 1995 over fiscal 1994.

     Foreign currency gain totaled $74,000 in fiscal 1995 compared to $40,000 in fiscal 1994. The gain resulted in each period primarily from translating the intercompany balance between the Company and its Netherlands-based wholly owned subsidiary at year end exchange rates of U.S. dollars to the Dutch guilder. Only the portion of the intercompany balance planned or anticipated to be settled in the foreseeable future is subject to foreign exchange gain or loss. The foreign currency gain has no effect on near term liquidity.


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


LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to continue to upgrade its management information and network systems in fiscal 1997 and may finance the acquisition of approximately $600,000 of computer and related equipment with either a capital lease or a term loan from a local bank. It is expected that capital required for software and product development in 1997 will increase over the fiscal 1996 level, and amounts to be expended for marketing and sales efforts will increase as well. Additionally, the Company intends to obtain a term loan in an amount approximating $2 million and use a portion of the proceeds to repay its existing subordinated debt in the amount of $1.8 million. The remaining proceeds will be added to working capital.

     Internally generated funds from operations, together with the existing cash resources and available bank credit facilities and proceeds for a term loan in excess of subordinated debt to be repaid are expected to be sufficient for the Company's operating and capital requirements for fiscal 1997.


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

     "Item 6. Management's Discussion and Analysis of Results of Operations" and other arts of this Form 10-KSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended, based on current management expectations. Actual results could differ materially from the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section and in "Business - Products, Market and Competition" above.

     Factors that could cause future results to differ from these expectations include general economic conditions particularly related t automotive manufacturing, demand for the Company's products and services, the ability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures, raw material price increases, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, inability to attract or retain sales and/or engineering talent, changes in customer requirement and evolving industry standards.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1) of the separate financial section which follows this report, and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable pursuant to Instruction 1 to Item 304 of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this item is incorporated by reference to the Company's 1997 Proxy Statement under the captions "Election of Directors," "Board of Directors Meetings and Committees" and "Executive Officers."


ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's 1997 Proxy Statement under the caption "Executive Compensation."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the Company's 1997 Proxy Statement under the caption "Certain Relationships and Related Transactions."


ITEM 13.  EXHIBITS REPORTS ON FORM 8-K.

      (a) The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section which follows the financial section of this report) and are incorporated herein by reference. The following are the Company's management contracts and compensatory plans and arrangements which are required to be filed as Exhibits to this Form 10-KSB:


Exhibit
Number                         Description of Exhibit
-------                        ----------------------
10.01    Nematron Corporation Restricted Stock Plan, filed as Exhibit 10.01 to the Registrant's Form 10-Q for the quarterly period ended June 30,
         1993 and incorporated herein by reference.
10.02    Nematron Corporation 1993 Stock Option Plan, as amended, filed as
         Exhibit 10(a) to the Registrant's Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference.
10.03    Nematron Corporation 1993 Directors Option Plan filed as Exhibit 10.03 to the Registrant's Form 10-Q for the quarterly period ended June 30,
         1993 and incorporated herein by reference.
10.04    Nematron 401(k) Plan filed as Exhibit 10.04 to the Registrant's Form
         10-KSB for the year ended September 30, 1995
10.09    Non-competition Agreement dated as of March 2, 1995 between the
         Registrant and Frank G. Logan, III, filed as Exhibit 99(a) to the
         Registrant's Form 8-K dated as of March 3, 1995 and incorporated herein by reference.

      (b) The Company was not required to and did not file any current report on Form 8-K during the fourth quarter of the Company's fiscal year ended September 30, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEMATRON CORPORATION

By:   /s/ Frank G. Logan, III                     Dated:  December 20, 1996
      --------------------------------------              -----------------
      Frank G. Logan, III, President and CEO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


    Signature                       Title                                Date

/s/ Frank G. Logan, III   President, CEO and a Director                December 20, 1996
------------------------  (Principal Executive and Financial Officer)  -----------------
Frank G. Logan, III

/s/ David P. Gienapp      Vice President - Finance and Administration  December 20, 1996
-----------------------   (Principal Accounting Officer) Secretary,    -----------------
David P. Gienapp          Treasurer and a Director


/s/ Gregory J. Chandler   Vice President and a Director                December 20, 1996
------------------------                                               -----------------
Gregory J. Chandler

/s/ Garnel F. Graber      Chairman of the Board and a                  December 20, 1996
------------------------  Director                                     -----------------
Garnel F. Graber

/s/ Hugo E. Braun         Director                                     December 20, 1996
------------------------                                               -----------------
Hugo E. Braun

/s/ Michael L. Hershey    Director                                     December 20, 1996
------------------------                                               -----------------
Michael L. Hershey

/s/ Harry A. Sundblad     Director                                     December 20, 1996
------------------------                                               -----------------
Harry A. Sundblad

/s/ Douglas B. Juanarena  Director                                     December 20, 1996
------------------------                                               -----------------
Douglas B. Juanarena

                     NEMATRON CORPORATION AND SUBSIDIARIES

                               Table of Contents


                                                                       Page(s)
                                                                       -------

Independent Auditors' Report                                               F-2

Consolidated Balance Sheet as of September 30, 1996                        F-3

Consolidated Statements of Income for the years ended September 30,
  1995 and 1996                                                            F-4

Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 1995 and 1996                                              F-5

Consolidated Statements of Cash Flows for the years ended September 30,
  1995 and 1996                                                            F-6

Notes to Consolidated Financial Statements                              F-7 - F-23

                          Independent Auditors' Report



The Board of Directors
Nematron Corporation:


We have audited the accompanying consolidated balance sheet of Nematron Corporation and subsidiaries as of September 30, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended September 30, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nematron Corporation and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the years ended September 30, 1995 and 1996, in conformity with generally accepted accounting principles.




December 13, 1996

                     NEMATRON CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1996




                                Assets (Notes 6 and 7)

Current assets:
  Cash and cash equivalents                                        $ 3,942,963
  Accounts receivable, net of allowance for
    doubtful accounts of $115,000                                    5,989,708
  Inventories (note 5)                                               4,520,937
  Prepaid expenses and other current assets                            750,995
                                                                   -----------

        Total current assets                                        15,204,603

Property and equipment:
  Land                                                                 117,000
  Building and improvements                                          2,264,906
  Equipment                                                          4,141,939
                                                                   -----------

                                                                     6,523,845

Less accumulated depreciation                                       (3,139,560)
                                                                   -----------

        Net property and equipment                                   3,384,285

Other assets:
  Software and related development costs, net of
    accumulated amortization of $611,022                             4,426,257
  Other intangible assets, net of accumulated
    amortization of $580,954                                         1,199,200
                                                                   -----------

        Net other assets                                             5,625,457
                                                                   -----------

        Total assets                                               $24,214,345
                                                                   ===========
                         Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt (note 7)                    $   158,340
  Accounts payable                                                   1,661,120
  Other accrued liabilities                                            671,678
                                                                   -----------

       Total current liabilities                                     2,491,138

Long-term debt, less current maturities (note 7)                     3,993,309
                                                                   -----------

       Total liabilities                                             6,484,447

Stockholders' equity:
  Common stock, no par value; 15,000,000
    shares authorized, 4,558,248 shares
    issued and outstanding (note 10)                                17,572,814
  Foreign currency translation adjustment                              (85,518)
  Retained earnings                                                    242,602
                                                                   -----------

       Total stockholders' equity                                   17,729,898
                                                                   -----------

Commitments and contingencies (note 11)

       Total liabilities and stockholders' equity                  $24,214,345
                                                                   ===========


See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                For the years ended September 30, 1995 and 1996




                                                         1995          1996
                                                         ----          ----
Net revenues                                         $17,576,305   $20,923,613
Cost of revenues                                      11,382,064    12,190,759
                                                     -----------   -----------

   Gross profit                                        6,194,241     8,732,854

Operating expenses:
 Product development costs                               893,926     1,448,540
 Selling, general, and administrative expenses         4,692,918     6,379,718
                                                     -----------   -----------

   Total operating expenses                            5,586,844     7,828,258
                                                     -----------   -----------

Operating income                                         607,397       904,596

Other income (expense):
 Interest and other income, net                            2,704        70,189
 Interest expense                                       (380,738)     (512,896)
 Foreign currency gain (loss)                             73,706       (10,199)
                                                     -----------   -----------

   Total other expense                                  (304,328)     (452,906)
                                                     -----------   -----------

Income before taxes on income                            303,069       451,690

Taxes on income (note 8)                                       0             0
                                                     -----------   -----------

   Net income                                        $   303,069   $   451,690
                                                     ===========   ===========
Earnings per share:
 Primary                                             $      0.14   $      0.13
                                                     ===========   ===========

 Fully Diluted                                                     $      0.12
                                                                   ===========

Weighted average shares outstanding - primary          2,179,939     3,580,057
                                                     ===========   ===========

Weighted average shares outstanding - fully diluted                  3,797,490
                                                                   ===========


See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                For the years ended September 30, 1995 and 1996





                                                                                          Retained
                                          Common Stock             Foreign               Earnings
                                     ------------------------      Currency             (Accumulated   Total
                                       Shares      Amount         Translation             Deficit)     -----
                                       ------      ------         -----------             --------
Balance, October 1, 1994             1,612,773   $ 3,643,223      $(33,022)            $(512,157)  $ 3,098,044

Shares issued pursuant to merger
  with Imagination Systems, Inc.
  (note 3)                             970,526     1,699,078                                         1,699,078
Shares issued pursuant to merger
  with Universal Automation, Inc.
  (note 3)                             200,000     1,112,000                                         1,112,000
Grant of stock in connection with
  separation agreement                   9,000        16,313                                            16,313
Shares issued in connection with
  conversion of convertible
  subordinated note to common stock
  (note 4)                             102,564       200,000                                           200,000
Forfeiture of restricted stock upon
  termination of employment            (25,250)            0                                                 0
Compensation related to Restricted
  Stock Plan (note 9)                                125,579                                           125,579
Net income for the year ended
 September 30, 1995                                                                      303,069       303,069
Foreign currency translation                                       (17,925)                            (17,925)
                                     ---------   -----------      --------             ---------   -----------

Balance, September 30, 1995          2,869,613     6,796,193       (50,947)             (209,088)    6,536,158
Net income for the year ended
  September 30, 1996                                                                     451,690       451,690
Foreign currency translation effect                                (34,571)                            (34,571)
Shares issued pursuant to
  secondary stock offering, net of
  expenses                           1,200,000     9,551,604                                         9,551,604
Exercise of options                     13,416        36,968                                            36,968
Exercise of warrants                   475,219     1,188,049                                         1,188,049
                                     ---------   -----------      --------             ---------   -----------

Balance, September 30, 1996          4,558,248   $17,572,814      $(85,518)            $ 242,602   $17,729,898
                                     =========   ===========      ========             =========   ===========


See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                For the years ended September 30, 1995 and 1996




                                                                                     1995          1996
                                                                                     ----          ----
Cash flows from operating activities:
   Net income                                                                     $  303,069   $   451,690
   Adjustments to reconcile net income to net
   cash used in operating activities:
      Depreciation and amortization                                                  730,717       837,666
      Noncash compensation related to restricted stock                               125,579             0
      Changes in assets and liabilities that provided (used) cash:
         Accounts receivable                                                        (676,457)   (2,828,082)
         Inventories                                                                (597,345)     (397,915)
         Prepaid expenses and other current assets                                  (265,206)     (481,638)
         Accounts payable                                                            592,625    (1,083,280)
         Other accrued liabilities                                                  (487,363)     (376,418)
                                                                                  ----------   -----------

                 Net cash used in operating activities                              (274,381)   (3,877,977)
                                                                                  ----------   -----------
Cash flows from investing activities:
   Additions to capitalized software development costs and other
    intangible assets                                                               (469,672)   (1,171,827)
   Additions to property and equipment                                              (244,690)     (929,730)
   Acquisitions, net of cash acquired                                               (104,709)            0
                                                                                  ----------   -----------

                 Net cash used in investing activities                              (819,071)   (2,101,557)
                                                                                  ----------   -----------
Cash flows from financing activities:
   Borrowings under long-term debt                                                 2,100,000     2,266,081
   Net proceeds (repayments) of notes payable to bank                                730,000    (2,450,000)
   Payments of long-term debt                                                     (1,695,953)     (540,245)
   Proceeds from sale of common stock                                                      0    10,776,621
   Additions to deferred financing fees                                              (22,896)     (173,647)
                                                                                  ----------   -----------

                 Net cash provided by financing activities                         1,111,151     9,878,810
                                                                                  ----------   -----------

Foreign currency translation effect on cash                                             (532)      (34,571)
                                                                                  ----------   -----------

Net increase in cash and cash equivalents                                             17,167     3,864,705

Cash and cash equivalents at beginning of year                                        61,091        78,258
                                                                                  ----------   -----------

Cash and cash equivalents at end of year                                          $   78,258   $ 3,942,963
                                                                                  ==========   ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                         $  456,984   $   519,456
   Cash paid for income taxes                                                              0             0

Supplemental disclosures of noncash financing and investing activities:
   Additions to various assets and liabilities in connection with the
     acquisition of Imagination Systems, Inc., for common stock (note 3)           1,497,891
   Additions to various assets and liabilities in connection with
     the acquisition of Universal Automation, Inc., for common stock (note 3)      1,112,000
   Issuance of common stock in exchange for noncompete agreement (note 3)            217,500
   Issuance of common stock in connection with conversion of a
     subordinated note (note 4)                                                      200,000
   Acquisition of equipment under capital lease obligations                           78,579


See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1996



(1) Business

    Nematron Corporation (the "Company") designs, manufactures, and markets environmentally ruggedized computers and computer displays known as industrial workstations, and designs, develops, and markets software for worldwide use in factory automation and control and in test and measurement environments.

(2) Summary of Accounting Principles

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries--Nematron Europa BV (NEBV), a Netherlands corporation formed in 1990, and NemaSoft, Inc. (NemaSoft), and Imagination Systems, Inc., Michigan corporations formed in 1995 and 1996, respectively. All significant intercompany transactions and balances have been eliminated in consolidation.

    During the fiscal year ended September 30, 1995, the Company acquired two software design and manufacturing companies. Imagination Systems, Inc. ("ISI"), a Virginia corporation, was acquired on March 3, 1995, and Universal Automation, Inc. ("UAI"), was acquired on September 20, 1995.
    The consolidated operations of Nematron for 1995 include the results of ISI and UAI since the dates of their respective acquisitions (see note 3).

    Cash Equivalents

    The Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

    Inventories

    Inventories are carried at the lower of cost or market. Cost is determined by the first in, first out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete inventories based upon an item-by-item review of quantities on hand compared to estimated usage for sales and service.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(2) Summary of Accounting Principles, Continued

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

    During the year ended September 30, 1996, capitalized software and related development costs, net of amortization, increased by approximately $1,125,000, primarily relating to salaries and other costs incurred during the year, offset by approximately $47,000 of amortization of capital costs.

    Amortization of capitalized computer software development costs is provided on a product-by-product basis using the greater of the amount computed using (a) the ratio that current gross revenues for each product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic lives of the respective products, ranging from two to five years. Amortization amounted to approximately $166,000 and $47,000 for the years ended September 30, 1995 and 1996, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.

    Intangible Assets

    Other intangible assets are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from five to ten years. Amortization was $100,500 for the year ended September 30, 1996.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(2) Summary of Accounting Principles, Continued

    Foreign Currency Translation

    In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the assets and liabilities of the Company's foreign subsidiary, Nematron Europa BV, denominated in foreign currency, are translated at exchange rates in effect on the balance sheet date, and revenue and expenses are translated using a weighted average exchange rate during the year. Gains or losses resulting from translating foreign currency financial statements are recorded in a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

    Revenue Recognition

    Revenues from product sales are recognized upon shipment. Revenues from service and repair of computers are recognized as the services are performed. Revenues from software and engineering development are recognized as the Company performs the services, in accordance with the contract terms. Revenues from extended warranty agreements covering software are recognized ratably over the terms of the agreement with the customer. Revenues from license agreements are recognized upon delivery of the software and performance of all obligations under the applicable agreement. The Company has established programs which, under specified terms and limited conditions, enable its distributors to return limited amounts of product. The effect of these programs is estimated, and current-period revenues and cost of revenues are reduced accordingly.

    Research and Development Costs

    Research and development costs are expensed when incurred. These costs, representing engineering salaries, fringe benefits, and a portion of the Company's overhead, are included in the accompanying consolidated statements of income as a component of product development costs. Research and development costs expensed were approximately $705,000 and $1,087,000 for the years ended September 30, 1995 and 1996, respectively.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(2) Summary of Accounting Principles, Continued

    Reserve for Self-Insurance

    Through September 30, 1996, the Company had elected to retain a significant portion of expected medical claims for Ann Arbor-based personnel expenses through the use of deductibles which total $30,000 per employee and $1,000,000 aggregate. Provisions for losses under the employee medical benefit program are recorded based upon the Company's estimates of claims incurred but not reported, as provided by its third-party administrator. The total estimated liability for medical claim expenses, both reported as well as for incurred but not reported, at September 30, 1996, was approximately $26,000 and is included in other accrued liabilities. Effective October 1, 1996, the Company has purchased commercial medical insurance in order to provide this employee benefit.

    Warranty Costs

    The Company provides for estimated warranty costs as products are shipped. Estimated warranty reserves are adjusted currently based upon projected levels of warranty repairs and estimated costs of materials, labor, and overhead costs to be incurred in meeting warranty obligations.

    Income Taxes

    Income taxes are accounted for under the asset-and-liability method. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset-and-liability computations are based on enacted tax laws and rates. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount expected to be realized.

    Earnings Per Share

    Earnings per share are calculated using the weighted average number of common shares outstanding during the year, adjusted for the assumed conversion of dilutive stock options and warrants. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase common shares at an average market price for primary earnings per share and at the year end market price for fully diluted earnings per share. The resulting net additional common shares are included in the calculation of average shares outstanding. During fiscal year 1995 the average conversion price of options and warrants exceeded the average market price and, therefore, the options and warrants are not dilutive and are not reflected in the calculation of average shares outstanding.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(2) Summary of Accounting Principles, Continued

    Fair Value

    Financial instruments of the Company, consisting principally of cash, accounts receivable, accounts payable, and debt, are recorded at estimated fair value. The estimated fair value amounts have been determined by the Company, using available market information and available valuation methodologies.

    Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    New Accounting Pronouncements

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The Company intends to adopt this standard during the first quarter of fiscal 1997.
    The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company intends to adopt this standard in fiscal 1997 by making the required note disclosures only. Therefore, the adoption of this standard is not expected to have an effect on the Company's financial position or results of operations.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(3) Acquisitions

    Merger with Imagination Systems, Inc.

    On March 3, 1995, the Company purchased all of the outstanding shares of Imagination Systems, Inc., a Virginia Beach, Virginia-based developer of industrial data acquisition, networking, and other software, and recorded this transaction using the purchase method. The total purchase price was approximately $1,886,000, including expenses of approximately $300,000. Under terms of the merger agreement, the Company issued 825,526 shares of its common stock to the former ISI shareholders in exchange for 100 percent of the outstanding common stock of ISI. The ISI stock was retired, and the Company is the surviving entity. In connection with the merger, the Company also issued 120,000 shares of its common stock in return for a noncompetition agreement with ISI's president, who became the Company's president, and 25,000 shares of its common stock to certain employees of ISI who became employees of the Company as a result of the merger. A total of 970,526 shares of Company common stock were issued in this transaction.

    In addition to the common stock issued, the Company issued warrants to purchase Company common stock at $2.50 per share for every two shares issued in the merger. The warrants expire three years from the date of the merger (see note 10).

    Merger with Universal Automation, Inc.

    On September 20, 1995, the Company completed its merger of its wholly owned subsidiary, NemaSoft, with Universal Automation, Inc., a Hudson, New Hampshire-based developer of industrial software for machine control that executes on Intel-based personal computers, and recorded this transaction using the purchase method. UAI is the holder of a patent for a continuous flow chart, improved data format, and debugging system for the programming and operation of machines. The total purchase price was approximately $1,530,000, including expenses of approximately $400,000. Under terms of the merger agreement, the Company issued 200,000 shares of its common stock and $100,000 to the former UAI shareholders in exchange for 100 percent of the outstanding common stock of UAI. The UAI stock was retired, and NemaSoft is the surviving entity. In connection with the merger, NemaSoft also entered into two-year employment and noncompetition agreements with UAI's president and vice president, who became employees of NemaSoft as a result of the merger.

    In addition to the common stock issued, the Company also issued 137,000 warrants to purchase Nematron common stock at $4.81 per share. The warrants expire November 20, 1997 (see note 10).

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(3) Acquisitions, Continued

    Merger with Universal Automation, Inc.

    The allocation of total purchase price to assets acquired and liabilities assumed as of the respective purchase dates was as follows:


                                                ISI          UAI
                                                ---          ---
    Current assets                          $  268,000   $        0
    Software and related development costs   2,196,000      617,000
    Other intangible assets                    218,000    1,005,000
    Property and equipment                      81,000        5,000
    Liabilities                               (877,000)     (97,000)
                                            ----------   ----------

      Total purchase price                  $1,886,000   $1,530,000
                                            ==========   ==========

    As of September 30, 1995, the total purchase price and the allocation among the fair value of the acquired assets and liabilities was subject to adjustment until estimates were finalized.

    Finalization of such estimates resulted in an increase of approximately $56,000 in the software and related development costs and the total purchase price of ISI. Finalization of estimates related to the UAI merger resulted in a re-allocation of approximately $1,005,000 from software and related development costs to other intangible assets.

    The following unaudited pro forma information presents a summary of consolidated results of operations for fiscal 1995 of the Company, ISI, and UAI as if the acquisitions had occurred as of the beginning of 1995, with pro forma adjustments to give effect to amortization of software, interest expense on additional borrowings, and certain other adjustments, together with related income tax effects.




                                                         Year Ended
                                                     September 30, 1995
                                                        (Unaudited)
                                                        -----------
     Net revenues                                       $18,578,000
     Net income                                         $    37,000
     Net earnings per share                             $      0.01

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(4) Related Party Transactions

    The Company leases its Virginia Beach, Virginia, office building from a partnership in which the president and CEO of the Company is a partner. Total lease payments made for the lease period from March 3, 1995, through September 30, 1995, and for the year ended September 30, 1996, under the terms of the lease, which commenced on March 3, 1995, were $45,262 and $77,592, respectively.

(5) Inventories

    Inventories are summarized as follows:


                                           September 30,
                                                1996
                                                ----
    Purchased parts and accessories          $2,734,974
    Finished goods                              467,631
    Work-in-process                             349,189
    Demo units                                  627,316
    Service stock                               341,827
                                             ----------

     Total inventories                       $4,520,937
                                             ==========

(6) Notes Payable to Bank

    The Company has a credit facility with a bank with a maximum amount available of $6,000,000. No amounts are outstanding on this facility at September 30, 1996. The amount available under this facility is limited by a borrowing formula which allows for advances up to a maximum of the sum of 80 percent of eligible domestic accounts receivable plus a maximum of $1,000,000 of eligible foreign receivables, plus a maximum of $1,000,000 against certain inventory categories. Based upon the borrowing formula, the entire amount of the available line was eligible for advance. The line of credit is secured by substantially all assets of the Company and a second mortgage on the Company's Ann Arbor facility. The note bears interest at the bank's prime interest rate (8.25 percent at September 30, 1996). The line of credit includes various affirmative and negative covenants. The Company was in compliance with all covenants as of September 30, 1996.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(7)  Long-term Debt

     Long-term debt consists of the following:


                                                                   September 30,
                                                                       1996
                                                                       ----
    Mortgage loan payable to a bank, interest at 9.5% per
    annum; payable in monthly installments of $29,900 through
    September 2001, at which time the remaining principal and
    any interest thereon is due.  The loan is collateralized by a first mortgage of the Company's land and building in Ann
    Arbor, Michigan                                               $2,300,000

    Subordinated debt under a term loan and warrant purchase
    agreement (the "Subordinated Note Agreement"), interest at
    12% per annum.  Interest-only payments are required through
    September 1997.  Beginning in October 1997, payable in
    monthly installments of $50,000 plus interest.  The notes
    are collateralized by substantially all assets, other than real property, of the Company and a third mortgage on the
    Company's land and building in Ann Arbor, Michigan             1,800,000

    Capitalized lease obligations (note 11)                           51,649
                                                                  ----------
        Total long-term debt                                       4,151,649

    Less current maturities                                         (158,340)
                                                                  ----------

        Total long-term debt, less current maturities             $3,993,309
                                                                  ==========

    The mortgage loan payable to a bank contains a covenant that requires the Company to maintain a minimum tangible net worth and a minimum debt-to-equity ratio. The Subordinated Note Agreement includes various affirmative and negative covenants, the most restrictive of which are (1) the prohibition of dividend payments, and (2) requirements to maintain (a) a specified ratio of current assets to current liabilities, (b) a specified ratio of cash flow, and (c) a specified level of tangible worth. The Company was in compliance with these covenants at September 30, 1996. A total of 237,214 warrants were issued under the Subordinated Note Agreement to purchase stock at $4 a share which expire October 31, 2002 (see note
    10).

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(7)  Long-term Debt, Continued

     The aggregate amounts of long-term debt maturities at September 30, 1996, are as follows:


     Year ended September 30:
              1997                                  $  158,340
              1998                                     772,195
              1999                                     760,324
              2000                                     775,971
              2001                                   1,684,819
                                                    ----------

                 Total long-term debt               $4,151,649
                                                    ==========

(8)  Taxes on Income

     The provisions for taxes on income in fiscal 1995 and 1996, including both the current and deferred portions, are zero. The following reconciles the statutory federal income tax rate to the Company's effective tax rate:


                                                        Year Ended September 30,
                                                        ------------------------
                                                           1995          1996
                                                           ----          ----
     Income tax expense based on the
     federal statutory rate                                34.0%         34.0%

     Utilization of net operating
     loss carryforwards                                   (34.0)%       (34.0)%
                                                          -----         -----

                 Effective tax rate                         0.0%          0.0%
                                                          =====         =====

     The domestic and foreign components of income before taxes on income are as follows:


                                                       Year Ended September 30,
                                                       ------------------------
                                                          1995          1996
                                                          ----          ----
     Domestic                                           $368,057       $ (9,100)
     Foreign                                             (64,988)       460,790
                                                        --------       --------

                 Total income before taxes on income    $303,069       $451,690
                                                        ========       ========

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(8) Taxes on Income, Continued

    Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes. Deferred income taxes are primarily due to the use of accelerated methods of depreciation for tax purposes versus principally straight-line methods for financial reporting purposes, the capitalization of software development costs for financial reporting purposes versus the expensing of these items as incurred for tax purposes, the required capitalization of certain inventory items for tax purposes, inventory reserves deductible for tax purposes when disposed of versus directly expensing them for financial reporting purposes, employee benefit accruals deductible for tax purposes when paid, and net operating loss carryforwards.

    Temporary differences and carryforwards which give rise to the net deferred tax position at September 30, 1996, are as follows:


    Deferred tax assets:
      Inventories                                                    $  152,000
      Property and equipment                                             90,000
      Other                                                             174,000
      Net operating loss carryforwards                                1,930,000
                                                                     ----------

                 Total deferred tax assets                            2,346,000

      Less:  Valuation allowance                                       (386,000)
                                                                     ----------

                 Net deferred tax assets                              1,960,000

      Deferred tax liability - capitalized
       software development costs
       and other intangible assets                                   (1,960,000)
                                                                     ----------

                 Net deferred tax position                           $        0
                                                                     ==========

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(8) Taxes on Income, Continued

    During the year ended September 30, 1996, the valuation allowance decreased by $18,000. At September 30, 1996, the Company has net operating loss carryforwards of approximately $5,683,000, which expire at various dates between 2003 and 2011. Utilization of these carryforwards is subject to annual limitation under current IRS regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the net operating loss carryforwards. Realization of net deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization is not assured for the deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of future taxable income are no longer viable.

(9) Employee Benefit Plans

    Restricted Stock Plan

    The Company has a Restricted Stock Plan which provides for the granting of up to 75,000 shares of the Company's common stock to key employees. In July 1993, all 75,000 shares were granted by action of the Compensation Committee of the Board of Directors, and no further grants will be made under this plan. Under terms of the plan, upon change in control, all shares subject to an award shall automatically vest. The merger of the Company with ISI constituted a change in control. By action of the board of directors, the restricted stock not previously vested as of August 16, 1995, was 100 percent vested as of that date.

    During 1995, 42,750 shares of restricted stock became vested, and 25,250 shares were forfeited due to terminations. Compensation expense in 1995 related to the Restricted Stock Plan was $125,579.

    1993 Stock Option Plan

    The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the granting of options to purchase a total of 750,000 shares of common stock to key employees. The exercise price for each option granted under the 1993 Plan cannot be less than the fair market value of the common stock on the date of the grant.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(9) Employee Benefit Plans, Continued

    1993 Stock Option Plan, Continued

    The plan gives the Compensation Committee of the Board of Directors latitude in deciding the vesting period. Options generally vest one third immediately and one third on each successive anniversary date of the award, or are exercisable at the rate of one third per year beginning on the day after the first anniversary of the date of the award. Under provisions of the 1993 Plan, shares subject to an option award will become immediately exercisable upon a change in control of the Company. A "change in control" has the same definition in the 1993 Stock Option Plan as in the Restricted Stock Plan. Accordingly, 67,150 options became immediately exercisable in 1995. Options remaining unexercised on the tenth anniversary of the date of the grant will expire. No options may be granted after February 26, 2003.

    During fiscal 1995, the Company granted 239,250 options at exercise prices of $2.50 to $3.87 per share, 73,400 options became exercisable, and 32,850 options were forfeited. During fiscal 1996, 225,500 options were granted at option prices of $4.50 to $9.00 per share, 151,448 options became exercisable, and 18,300 options were forfeited. As of September 30, 1996, an additional 267,700 options may be issued under the 1993 Plan.

    Directors Option Plan

    The Company's 1993 Directors Stock Option Plan (the "Directors Option Plan") provides for the granting of options to purchase a total of 20,000 shares of common stock. The exercise price for each option granted under the Directors Option Plan is equal to the greater of the fair market value or book value of the Company's common stock on the date of the grant.

    The Directors Option Plan provides that each qualified director will be granted annually an option to purchase 1,000 shares of common stock. Options will be exercisable at any time beginning six months after the date of the grant; options expire five years from the date of the grant. During fiscal 1995, the Company granted options to purchase 4,000 shares of common stock at exercise prices of $1.87 to $2.12 per share, and in fiscal 1996, the Company granted options to purchase 3,000 shares of common stock at an exercise price of $8.75 per share and no options were forfeited. As of September 30, 1996, an additional 8,000 options may be issued under the Directors Option Plan.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(9) Employee Benefit Plans, Continued

    Special Option Grants

    The board of directors has awarded special option awards to its former chairman. These awards total 30,000 options to purchase common stock at $2.50 per share and $8.75 per share, and the awards were a grant made separate from either of the two qualified plans specified above.

    Information with respect to options under the 1993 Stock Option Plan, the 1993 Directors Stock Option Plan, and special option grants for the two years ended September 30, 1996, is as follows:


                                Option Price                                           Available
                                  Per Share          Outstanding     Exercisable       for Grant
                                  ---------          -----------     -----------       ---------
    Balance, October 1, 1994     $2.50 - $4.89            84,700         22,900          40,300
    Increase in authorized
      shares under the 1993
      Plan                                                                              350,000
    Special option grant                                  10,000
    Granted                      $1.87 - $3.87           243,250                       (243,250)
    Exercisable                  $1.87 - $2.50                           74,400
    Forfeited                        $2.50               (32,850)                        32,850
                                                         -------         ------        --------
    Balance, September 30,
    1995                         $1.87 - $4.89           305,100         97,300         179,900

    Increase in authorized
      shares under the 1993
      Plan                                                                              295,000
    Special option grant             $8.75                20,000
    Granted                      $4.50 - $9.00           225,500                       (225,500)
    Exercisable                  $2.50 - $8.75                          187,448
    Exercised                    $1.87 - $2.50           (13,416)       (13,416)
    Forfeited                        $2.50               (18,300)       (18,300)         18,300
                                                         -------        -------         -------
    Balance, September 30,
    1996                         $1.87 - $8.75           518,884        253,032         267,700
                                                         =======        =======         =======

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(9)  Employee Benefit Plans, Continued

     401(k) Plan and Trust

     The Company has established a defined-contribution retirement plan for all eligible employees. Participants may make basic contributions of up to 15 percent of their compensation, pursuant to section 401(k) of the Internal Revenue Code. Under terms of the 401(k) plan, the Company makes a basic contribution of 50 percent of each employee's contribution up to the first 4 percent contributed by the employee, and it may make additional contributions as approved by the board of directors. A participant becomes vested in the Company's contribution on his or her behalf at a rate of 20 percent for each year of service after the effective date of the 401(k) plan. Notwithstanding the foregoing, a participating employee will be fully vested in the Company's contributions to his or her account in the event of death, or in the event of disability or normal retirement, as those terms will be defined in the 401(k) plan.

     The Company's contributions to the 401(k) plan were approximately $38,000 and $68,000 for the years ended September 30, 1995 and 1996, respectively.


(10) Warrants

     The Company has outstanding warrants for the purchase of its common stock as follows:



                                       ISI          UAI      Subordinated
                                   Acquisition  Acquisition      Debt        Total
                                   -----------  -----------      ----        -----
    Exercise price                     $2.50       $4.81         $4.00
    Expiration date                   3/03/98     11/20/97      10/31/02

    Issued in connection with
       the ISI acquisition            485,258                               485,258
    Issued in connection with
       the UAI acquisition                         137,000                  137,000
                                     --------     --------      --------   --------

    Balance, September 30, 1995       485,258      137,000                  622,258
    Issued in connection with
       subordinated debt                                         237,214    237,214
    Exercised                        (475,219)           0             0   (475,219)
                                     --------     --------      --------   --------

    Balance, September 30, 1996        10,039      137,000       237,214    384,253
                                     ========     ========      ========   ========

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued




(11)  Lease Commitments

      The Company leases its Virginia Beach office, its Netherlands facility, other facilities, and certain vehicles and office equipment under operating leases, and leases certain office and production equipment under capital leases. Terms of the Virginia Beach office lease with a partnership which includes the Company's president as a partner include monthly rent of $6,466 for a 24-month period ending February 1997. The lease for the Netherlands facility requires quarterly payments of approximately $48,000; the other facilities' lease requires monthly payments of $1,150 through March 1997; the vehicle leases collectively require lease payments totaling approximately $2,000 through various dates between April 1997 and March 1998; and the office equipment operating lease requires monthly payments of $147 through April 1998.

      The Company leases certain computer and test equipment under two capital leases which had an initial term of three years and which collectively require monthly payments, including interest, of $2,642 through August 1998. The net book value of equipment leased under the two capital leases is approximately $52,000 at September 30, 1996.

      A summary of commitments under noncancelable leases as of September 30, 1996, is as follows:


                                      Capital Leases  Operating Leases   Total
                                      --------------  ----------------  --------
    1997                                 $31,700         $128,200       $159,900
    1998                                  28,200           69,100         97,300
    1999                                       0           58,700         58,700
    2000                                       0           26,800         26,800
    2001                                       0            5,400          5,400
                                         -------         --------       --------

    Total minimum obligation             $59,900         $288,200       $348,100
                                                         ========       ========

    Less amounts representing interest    (8,300)
                                         -------

    Present value of minimum lease
      payments                           $51,600
                                         =======

    Total rental expense in fiscal 1995 and 1996 was $161,300 and $172,500, respectively.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued




(12)  Foreign Revenues and Major Customer

      Net revenues include export sales to various countries. A summary of both foreign and domestic revenues is as follows:


                                                    Year Ended September 30
                                                    -----------------------
                                                     1995              1996
                                                     ----              ----
      Foreign:
        France                                     $ 2,330,183    $ 2,019,177
        Other Europe                                 2,399,158      1,307,856
        Canada                                         837,543        670,832
        South America                                  539,209        285,892
        Asia and South Pacific                         346,244        471,539
        Africa                                          59,949         22,061
                                                   -----------    -----------

                   Total foreign revenues            6,512,286      4,777,357

      Domestic revenues                             11,064,019     16,146,256
                                                   -----------    -----------

                   Total                           $17,576,305    $20,923,613
                                                   ===========    ===========

    During the years ended September 30, 1995 and 1996, revenues from one unaffiliated customer totaled 15 percent and 10 percent of total revenues, respectively. Revenues from a different unaffiliated customer totaled 2 percent and 13 percent during the same respective periods.

                              NEMATRON CORPORATION
                                AND SUBSIDIARIES

                               INDEX TO EXHIBITS


Exhibit                                                               Sequential
Number                     Description of Exhibit                      Page No.
-------                    ----------------------
2.01     Asset Purchase Agreement dated October 29, 1993 between
         the Registrant and Action Instruments, Inc., filed as
         Exhibit 2.01 to the Registrant's Form 10-KSB for the
         fiscal year ended September 30, 1993 and incorporated
         herein by reference.
2.02     Merger Agreement dated February 2, 1995 between the
         Registrant and Imagination Systems, Inc., filed as Exhibit
         2 to the Registrant's Form 8-K dated as of March 3, 1995
         and incorporated herein by reference.
2.03     Merger Agreement dated August 30, 1995 between the
         Registrant and Universal Automation, Inc. Ronald J.
         Lavallee and Thomas Peacock, the Shareholders, filed as
         Exhibit 2 to the Registrant's Form 8-K dated as of
         September 20, 1995 and incorporated herein by reference.
3.01     Amended and Restated Articles of Incorporation, filed as
         Exhibit 4 to the Registrant's Form 10-QSB for the
         quarterly period ended June 30, 1995 and incorporated
         herein by reference.
3.02     Amended and Restated Bylaws, as amended, filed as Exhibit
         3.02 to the Registrant's Form 10-KSB for the fiscal year
         ended September 30, 1994 and incorporated herein by
         reference.
4.01     Specimen form of Stock Certificate, filed as Exhibit 4.01
         to the Registrant's Form 10-Registration Statement filed
         on January 27, 1993 and incorporated herein by reference.
4.02     First Amended and Restated Loan Agreement dated October 6,
         1995 between the Registrant and Society Bank, Michigan
         filed as Exhibit 4.02 to the Registrant's Form 10-KSB for
         the fiscal year ended September 30, 1995 and incorporated
         herein by reference.
4.03     Mortgage Note dated August 8, 1995 between the Company and
         Chelsea State Bank, filed as Exhibit 4.03 to the
         Registrant's Form 10-KSB for the fiscal year ended
         September 30, 1995 and incorporated herein by reference.
4.04     Mortgage Note dated September 19, 1996 between the
         Registrant and Chelsea State Bank.
4.05     Term Loan and Warrant Purchase Agreement dated as of
         November 7, 1995 between the Registrant and Onset BIDCO,
         The Capital Fund, Joseph Krinski Trust U/A Dated 6/20/91,
         Emily Krinski Trust U/A Dated 6/20/91, and Urban A.
         MacDonald filed as Exhibit 4.04 to the Registrant's Form
         S-2 Registration Statement dated June 6, 1996 and
         incorporated herein by reference.
4.06     Second Amended and Restated Loan Agreement dated March 29,
         1996 between the Company and KeyBank National Association
         (formerly Society Bank, Michigan), together with Master
         Demand Business Loan Note and affirmations of guarantees,
         filed as Exhibit 4.05 to the Registrant's Form S-2
         Registration Statement dated June 6, 1996 and incorporated herein by reference.
4.07     Mortgage, dated November 16, 1995, between the Company and
         The Capital Fund, Inc., filed as Exhibit 4.07 to the
         Registrant's Form S-2 Registration Statement dated June 6,
         1996 and incorporated herein by reference.
10.01    Nematron Corporation Restricted Stock Plan, filed as
         Exhibit 10.01 to the Registrant's Form 10-Q for the
         quarterly period ended June 30, 1993 and incorporated
         herein by reference.

Exhibit                                                               Sequential
Number                     Description of Exhibit                      Page No.
-------                    ----------------------
10.02    Nematron Corporation 1993 Stock Option Plan, as amended,
         filed as Exhibit 10(a) to the Registrant's Form 10-Q for
         the quarterly period ended June 30, 1995 and incorporated
         herein by reference.
10.03    Nematron Corporation 1993 Directors Option Plan filed as
         Exhibit 10.03 to the Registrant's Form 10-Q for the
         quarterly period ended June 30, 1993 and incorporated
         herein by reference.
10.04    Nematron 401(k) Plan filed as Exhibit 10.04 to the
         Registrant's Form 10-KSB for the year ended September 30,
         1995 and incorporated herein by reference.
10.05    Convertible Subordinated Note, dated October 29, 1993
         issued to Action Instruments, Inc., filed as Exhibit 10.08 to Registrant's Form 10-KSB for the year ended September
         30, 1993 and incorporated herein by reference.
10.06    Convertible Subordinated Note, dated August 29, 1994
         issued to Action Instruments, Inc., filed as Exhibit 10.06 to Registrant's Form 10-KSB for the year ended September
         30, 1994 and incorporated herein by reference.
10.07    Convertible Subordinated Note, dated December 8, 1994
         issued to G. Paul Horst, filed as Exhibit 10.07 to
         Registrant's Form 10-KSB for the year ended September 30,
         1994 and incorporated herein by reference.
10.08    Convertible Subordinated Note, dated June 30, 1994 issued
         to Imagination Systems, Inc., filed as Exhibit 10.08 to
         Registrant's Form 10-KSB for the year ended September 30,
         1994 and incorporated herein by reference.
10.09    Non-competition Agreement dated as of March 2, 1995
         between the Registrant and Frank G. Logan, III, filed as
         Exhibit 99(a) to the Registrant's Form 8-K dated as of
         March 3, 1995 and incorporated herein by reference.
11.01    Statement re Computation of Per Share Earnings
21.01    Subsidiaries of Nematron Corporation
23.01    Consent of Independent Public Accountants
27.00    Financial Data Schedule

                          -             -           -

                                  UNDERTAKING

The Company will furnish to any shareholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company's reasonable expenses in furnishing the exhibit to the shareholder. Requests for exhibits and information regarding the applicable fee shall be direct to: Mr. Larry Helber, Chief Financial Officer, at the address of the principal executive offices set forth on the cover of this Report on Form 10-KSB.