Form 10KSB/A
period 1996-09-30
NEMATRON CORP
filed 1997-01-28
CIK 892832

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]
  For the fiscal year ended SEPTEMBER 30, 1996
                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]
  For the transition period from        to
                                 -------   ------


     Commission File Number:  0-21142

                              NEMATRON CORPORATION
                 (Name of small business issuer in its charter)


        MICHIGAN                                         38-2483796
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
 or organization)


         5840 INTERFACE DRIVE, ANN ARBOR, MICHIGAN            48103
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

The number of shares outstanding of the issuer's Common Stock on December 20, 1996 was 4,564,692

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT   [  ] Yes  [ X ] No

The Registrant hereby amends its Form 10-KSB for the fiscal year ended September 30, 1996 to add Items 9, 10, 11 and 12 as set forth below:

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information relating to the persons who are the directors and executive officers of the Company is set forth below.


                                                                            Director  Term
Name                  Age                Principal Occupation                 Since  Expires
--------------------  ---  -------------------------------------------------  -----  -------

Frank G. Logan, III   40   Chairman of the Board of Directors, President      1995   1997
                           and CEO of the Company, and a Director

Douglas B. Juanarena  43   President and Chief Executive Officer of Pressure  1996   1997
                           Systems, Inc., an electronics manufacturer, and
                           a Director

Harry A. Sundblad     51   Vice President - Finance and Administration of     1994   1997
                           Watkins Manufacturing Corporation, a manufacturer
                           of portable hot spas, and a Director

Gregory J. Chandler   42   Vice President - Design Engineering of the         1983   1998
                           Company, and a Director

Garnel F. Graber      65   Chairman of the Board of Directors of Applied      1993   1998
                           Dynamics International, a computer manufacturing
                           Company, and of Interface Systems, Inc., a
                           manufacture of printers and computer interfaces,
                           and a Director

Michael L. Hershey    58   President and Chairman of the Board of Directors   1995   1998
                           of Landis Associates, Inc., an investment
                           management company, and a Director

David P. Gienapp      47   Secretary, Treasurer and Vice President - Finance  1995   1999
                           and Administration of the Company, and a Director

Hugo E, Braun         38   Vice President and a director of Onset BIDCO,      1995   1999
                           Inc., an investment fund, and a Director


     Frank G. Logan III, 40, became a director in March 1995 at the time of the Company's merger with Imagination Systems, Inc. Mr. Logan is the Chairman of the Board, President and Chief Executive Officer of the Company. Prior to joining the Company on March 3, 1995, Mr. Logan was the President and Chief Executive Officer of Imagination Systems, Inc., which was a privately held Virginia-based software development company which he founded in 1983.

     Douglas B. Juanarena, 43, became a director on December 16, 1996, as a result of his election by the other members of the Board of Directors, to fill the Board seat vacated when Mr. Albert W. Lowery resigned from the Board on August 12, 1996. Mr. Juanarena is the President and Chief Executive Officer of Pressure Systems, Inc., an electronics manufacturer specializing in designing and producing advanced pressure measurement instrumentation for aeronautical design and research. Prior to forming Pressure Systems, Inc. in 1978, Mr. Juanarena worked in the Instrument Research Division of the NASA Langley Research Center.

     Harry A. Sundblad, 51, became a director in 1994 pursuant to an Asset Purchase Agreement between the Company and Action Instruments, Inc. The Company acquired certain assets relating to Action's industrial computer products in October 1993. Since June, 1996, Mr. Sundblad is the Vice President of Finance and Administration for Watkins Manufacturing Corporation, a large manufacturer of portable hot spas, located in Vista, California. Prior to joining Watkins, Mr. Sundblad was self-employed as a financial consultant from August, 1995 to May, 1996. Prior to August, 1995, Mr. Sundblad was the Executive Vice President and a director of Action Instruments, a manufacturer of high-technology electronic measurement and control instrumentation, where he was employed since 1976.

     Gregory J. Chandler, 41, is a founder of the Company and has been a director of the Company since its formation in 1983. Mr. Chandler is the Vice President - Design Engineering of the Company. Since 1983, Mr. Chandler has been principally involved in computer and component design and development, as well as the development of major vendor relationships regarding critical components and assemblies such as displays, processors, and mechanical packaging.

     Garnel F. Graber, 64, became a director in February 1993 at the time of the Company's spin-off from Interface Systems, Inc. and served as Chairman of the Board of Nematron through March 8, 1996. Mr. Graber is a retired executive of, and the current Chairman of the Board of Directors of, Applied Dynamics International, a computer firm specializing in high speed simulation applications required in applications such as aviation, and is a director of FAAC, Inc. and The Ann Arbor Convention and Visitors Bureau, both privately held corporations. Mr. Graber also serves as Chairman of the Board of Interface Systems, Inc.

     Michael L. Hershey, 57, became a director in March 1995 at the time of the Company's merger with Imagination Systems, Inc. Mr. Hershey had served as a member of the Board of Directors and Secretary of Imagination Systems, Inc., a Virginia-based corporation merged into the Company in March, 1995. Mr. Hershey has been the President and Chairman of the Board of Directors of Landis Associates, Inc., an investment management company, since its formation in 1986, and is a member of the Board of Directors of Atlantic Aviation Corp., a privately-owned aviation services company.

     David P. Gienapp, 48, became a director in March 1995 at the time of the Company's merger with Imagination Systems, Inc. Mr. Gienapp is the Vice President - Finance and Administration, Secretary and Treasurer of the Company. Prior to joining the Company in September, 1994, Mr. Gienapp spent over 20 years with Deloitte & Touche LLP, a certified public accounting firm.

     Hugo Braun, 38, was elected to the Board by the shareholders in March, 1996. Mr. Braun is Vice President and a director of Onset BIDCO, Inc., an investment fund, where he has been employed since 1989. Mr. Braun is a member of the Boards of Directors of ArborText, Inc., a privately-owned electronic publishing software company, Open Networks Engineering, Inc., a privately-owned networking software company, Personal Bibliographics Software, Inc., a privately-owned bibliographics software company, and Morley Candy Makers, Inc., a privately-owned manufacturer and distributor of chocolate products.

     The executive officers of the Company serve at the pleasure of the Board of Directors.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

     The Board met six times during the year ended September 30, 1996. No director attended fewer than 75% of the aggregate of the total number of meetings of the Board and of the committees of the Board on which he served, except that former directors Robert Buckler and G. Paul Horst attended none of the three meetings of the Board held prior to the expiration of their terms as directors in March, 1996.

     Standing committees of the Board include an Audit Committee, a Compensation Committee, an Organization and Compensation Committee, an Executive Committee, and a Nominating Committee.

     The Audit Committee met four times in fiscal 1996. The Audit Committee meets with the Company's independent accountants to review the adequacy of the Company's internal control systems and financial reporting procedures; reviews the general scope of the Company's annual audit and the fees charged by the independent accountants; and reviews and monitors the performance of non-audit services by the Company's auditors. The members of the Audit Committee are Messrs. Sundblad (Chairman), Braun, Graber, Hershey.

     The Compensation Committee met once during fiscal 1996. The Compensation Committee administers the Company's Restricted Stock Plan and 1993 Stock Option Plan and determines all compensation issues involving the grant or award of the Company's equity securities. The members of the Compensation Committee are Messrs. Hershey and Sundblad.

     The Organization and Compensation Committee met two times during fiscal 1996. The Organization and Compensation Committee determines compensation issues for officers and directors that do not involve the Company's equity securities. The members of the Organization and Compensation Committee are Messrs. Graber (Chairman), Braun, Hershey and Sundblad.

     The Executive Committee met ten times during the of fiscal 1996. The Executive Committee discusses current operating and strategic matters that arise between scheduled or special Board meetings. The members of the Executive Committee are Messrs. Logan (Chairman), Gienapp and Graber.

     The Nominating Committee met two times during fiscal 1996. The Nominating Committee identifies and reviews potential members of the Board and nominates persons to the Board to serve as Board members. The members of the Nominating Committee are Messrs. Graber (Chairman), Logan and Hershey.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Act of 1934 requires all Company executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of their ownership with the Securities and Exchange Commission. Executive Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Specific due dates for these reports have been established and the Company is required to report any delinquent filings and failures to file such reports.

     Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended September 30, 1996, all filing reports applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Graber did not timely file a Form 4 report disclosing one transaction and Mr. May, a principal shareholder, did not timely file a Form 4 report disclosing one transaction.

ITEM 10 EXECUTIVE COMPENSATION

SUMMARY

     The following table sets forth information concerning the aggregate compensation paid by the Company and its subsidiaries to the Company's President and Chief Executive Officer and to its Vice President - Finance and Administration, the Company's only other executive officer whose salary and bonus exceeded $100,000 in fiscal 1996 (the "Named Executives") for the periods indicated.

                         SUMMARY COMPENSATION TABLE (1)

                                    ANNUAL COMPENSATION         LONG-TERM
                                                               COMPENSATION
                                   ----------------------  -------------------------
                                                             AWARDS       PAYOUTS
                                                           -------------------------   ALL OTHER
NAME AND PRINCIPAL    FISCAL                                 OPTIONS      LTIP         COMPEN-
    POSITION          YEAR          SALARY ($)   BONUS ($)    (#)       PAYOUTS       SATION ($) (2)
----------------------------------------------------------------------------------------------------
Frank G. Logan, III,  1996           $154,531     $25,000    50,000         $-0-              $4,305
President, CEO (3)    ------------------------------------------------------------------------------
                      1995           $ 70,088     $-0-       50,000         $-0-              $1,588
----------------------------------------------------------------------------------------------------
David P. Gienapp,     1996           $ 95,384     $15,000    20,000         $-0-              $2,286
VP - Finance and      ------------------------------------------------------------------------------
Administration        1995           $ 77,035     $-0-       25,000         $-0-              $  395
                      ------------------------------------------------------------------------------
                      1994           $  6,250     $-0-        5,000         $-0-
----------------------------------------------------------------------------------------------------

 (1) The amounts reflected in the table do not include other compensation or personal benefits which did not exceed in the aggregate the lesser of either $50,000 or 10% of the total of annual salary and bonus for the Named Executives. No "Other Annual Cash Compensation" or "Long Term Incentive Plan Payouts" were paid in any of the fiscal years shown.

 (2) All Other Compensation shown for Mr. Logan represents amounts paid by the Company for life insurance for Mr. Logan of $956 each year and 401(k) Plan contributions by the Company of $3,349 for 1996 and $632 for 1995. All Other Compensation shown for Mr. Gienapp represents 401(k) Plan contributions by the Company.

 (3) Mr. Logan assumed the office of President on March 3, 1995 and was named Chief Executive Officer on March 27, 1995.

     Management compensation is established on an annual basis by the Organization and Compensation Committee and the Compensation Committee of the Board of Directors.

OPTIONS

     The following table sets forth information concerning options granted to the Named Executives in the year ended September 30, 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                         PERCENT OF TOTAL
                            OPTIONS    OPTIONS GRANTED TO    EXERCISE
                            GRANTED    EMPLOYEES IN FISCAL     PRICE        EXPIRATION
       NAME                 (#) (1)          YEAR            ($/SHARE)         DATE
------------------------------------------------------------------------------------------
Frank G. Logan, III           50,000         22.5%           $6.75/Share    August 9, 2006
------------------------------------------------------------------------------------------
David P. Gienapp              20,000          9.0%           $6.75/Share    August 9, 2006
------------------------------------------------------------------------------------------

 (1) All of these options, which were granted pursuant to the Company's 1993 Stock Option Plan, were granted at market value on the date of the grant and have a term of ten years. The Compensation Committee of the Board of Directors determines the exercise provisions of each option award. The options granted to each of the Named Executives in fiscal 1996 become exercisable annually in increments of 33 1/3% beginning on the date of the grant. The exercisability of these options may be accelerated in the event of a change in control of the Company. See "Change in Control Arrangements."

     The Named Executives did not exercise any options in the year ended September 30, 1996. The following table provides information with respect to unexercised options held by the Named Executives as of September 30, 1996.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                             NUMBER OF SECURITIES
                                                 UNDERLYING          VALUE OF UNEXERCISED
                                             UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS
                      SHARES                     AT FY-END (#)          AT FY-END ($)
                     ACQUIRED
                        ON          VALUE        EXERCISABLE/          EXERCISABLE/
       NAME          EXERCISE (#)  REALIZED     UNEXERCISABLE         UNEXERCISABLE
---------------------------------------------------------------------------------------
Frank G. Logan, III      None        N/A       66,666 / 33,334       $269,332 / $62,668
---------------------------------------------------------------------------------------
David P. Gienapp         None        N/A       36,666 / 13,334       $196,432 / $25,068
---------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

     Each director who is not an officer or employee of the Company receives for his services as such a fee of $1,000 per meeting attended, subject to a maximum annual fee of $4,000. Directors who are officers or employees of the Company receive no additional compensation for their service as a director, although they are reimbursed for their reasonable travel expenses when meetings are held in a location other than the metropolitan area in which they reside.

     As additional consideration for their services to the Company, the Company has established a Directors Stock Option Plan which provides for the grant of non-qualified stock options to non-employee directors of the Company. Each such director is granted an option to purchase 1,000 shares of Common Stock on:
(a) the date on which such person first becomes a director and (b) the date of each Annual Meeting of Shareholders occurring thereafter during the term of the plan if the participant shall have been a director for the six months immediately preceding such Annual Meeting. The exercise price of options granted under the Directors Stock Option Plan is the greater of book value per share or fair market value of the Company's Common Stock on the date the option is granted. Each option under the Directors Stock

Option Plan becomes exercisable beginning six months after the option is granted and remains exercisable until the fifth anniversary of the date of the grant unless earlier terminated in accordance with the terms of the plan. In the fiscal year ended September 30, 1995, Messrs. Graber, Hershey and Sundblad each received an option to purchase 1,000 shares of Common Stock under the plan at an exercise price of $8.75 per share.

     In March, 1996, the Compensation Committee of the Board of Directors awarded Mr. Graber a special option to purchase 20,000 shares of the Company's Common Stock at an exercise price of $8.75 per share for his efforts as Chairman of the Board during the period from beginning with the spin-off of the Company as a separate entity in February, 1993 through March 8, 1996 when a new chairman of the Board of Directors was elected. Mr. Graber's option is currently exercisable and expires in March, 2006.

     The Company does not have employment agreements with the Named Executives.


CHANGE IN CONTROL ARRANGEMENTS

     The Company granted the options disclosed in the tables above pursuant to the 1993 Stock Option Plan. The Compensation Committee of the Board of Directors determines the exercise provisions of each option award. All shares subject to an option grant become immediately exercisable upon a change in control of the Company. A "change in control" is defined as the acquisition of 20% or more of the voting power of the Company or sale of all or substantially all of the Company's assets, or a merger, consolidation or similar transaction in which the Company is a constituent corporation, or a change in the identity of a majority of the members of the Company's Board of Directors in any twelve-month period, which change or changes were not recommended by the incumbent directors immediately prior to such change or changes.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

     The Common Stock is the only voting security of the Company. The following table sets forth information as of January 27, 1997, for all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock. Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.


                                                           AMOUNT AND NATURE
                                                           OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNERS                      OWNERSHIP             PERCENT OF CLASS
-------------------------------------------------------------------------------------------------
Michael L. Hershey (includes shares of J. Eric May below)
Landis Associates, Inc.
400 West Ninth Street, Suite 100
Wilmington, DE 19801                                           497,543 (1)            10.85%
-------------------------------------------------------------------------------------------------
J. Eric May, Trustee Under Declaration of Trust
c/o Wilmington Trust Company
1100 North Market Street
Wilmington, DE 19890                                           471,172                10.28%
-------------------------------------------------------------------------------------------------
Frank G. Logan, III
5840 Interface Drive
Ann Arbor, MI 48103                                            392,991 (2)             8.45%
-------------------------------------------------------------------------------------------------
Stockton and Sallie Smith
1347 Garth Road
Charlottesville, VA 22901                                      355,812                 7.76%
-------------------------------------------------------------------------------------------------
Globus Growth Group
44 West 24th Street
New York, New York 10010                                       233,304 (3)             5.09%
-------------------------------------------------------------------------------------------------

 (1) The shares represented in the table include (i) the 471,172 shares owned by J. Eric May, Trustee Under Declaration of Trust, over which Mr. Hershey may exercise voting and investment power; (ii) 25,371 shares of Common Stock owned outright; (iii) options to purchase 1,000 shares of Common Stock under the Directors Option Plan which are currently exercisable or are exercisable within sixty days of January 27, 1997.

 (2) The shares represented in the table include (i) 298,361 shares of Common Stock owned outright; (ii) 2,000 shares owned by Mr. Logan's wife;
      (iii) 25,964 shares of Common Stock owned by Mr. Logan as custodian of certain trusts for his children; and (iv) options to purchase 66,666 shares of Common Stock under the 1993 Stock Option Plan which are currently exercisable or are exercisable within sixty days of January 27, 1997.

 (3) The shares represented in the table include shares owned by the following individuals and entities: Stephen E. Globus; Richard D. Globus; Ronald P. Globus; Jane Globus; SRG Capital Partnership, a partnership consisting of Stephen E. Globus and Richard D. Globus; Globus Growth Group, Inc., a business development corporation, as defined in the Investment Company Act of 1940, controlled by Stephen E. Globus, Richard
      D. Globus and Ronald P. Globus; Globus Studios, Inc., a corporation controlled by Stephen E. Globus, Richard D. Globus, Ronald P. Globus and Jane Globus. These individuals and entities filed an Amendment No. 1 to
      Schedule 13D with the Securities and Exchange Commission on May 1, 1996 in which the individuals expressly disclaimed beneficial ownership of shares owned by the other individuals and expressly disclaimed that they constituted a group.

STOCK OWNERSHIP OF MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of the Company's Common Stock by each of the Company's directors and Named Executives and by all executive officers and directors of the Company as a group as of January 27, 1997. Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.


                                                 AMOUNT AND NATURE
                                                 OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNERS             OWNERSHIP         PERCENT OF CLASS
-------------------------------------------------------------------------------------
Michael L. Hershey, Director
Landis Associates, Inc.
400 West Ninth Street, Suite 100
Wilmington, DE 19801                               497,543 (1)            10.85%
-------------------------------------------------------------------------------------
Frank G. Logan, III, Director and Officer
5840 Interface Drive
Ann Arbor, MI 48103                                392,991 (2)             8.45%
-------------------------------------------------------------------------------------
Hugo E. Braun, Director
313 North First Street
Ann Arbor, MI 48103                                131,785 (3)             2.79%
-------------------------------------------------------------------------------------
Gregory J. Chandler, Director and Officer
5840 Interface Drive
Ann Arbor, MI 48103                                120,570 (4)             2.62%
-------------------------------------------------------------------------------------
David P. Gienapp, Director and Officer
5840 Interface Drive
Ann Arbor, MI 48103                                 59,916 (5)             1.30%
-------------------------------------------------------------------------------------
Garnel F. Graber, Director
600 Adrian
Manchester, MI 48158                                48,152 (6)             1.04%
-------------------------------------------------------------------------------------
Harry A. Sundblad, Director
1280 Park Center Drive
Vista, CA 92083                                      3,000 (7)             0.07%
-------------------------------------------------------------------------------------
Douglas B. Juanarena
34 Research Drive
Hampton, VA 23666                                    1,000 (8)             0.02%
-------------------------------------------------------------------------------------
All Directors and Executive Officers as Group    1,254,957 (9)            26.34%
-------------------------------------------------------------------------------------

 (1)  See footnote 1 to Principal Shareholder table.

 (2)  See footnote 2 to Principal Shareholder table.

 (3) The shares represented in the table include currently exercisable warrants to purchase 131,785 shares of Common Stock pursuant to a Term Loan and Warrant Purchase Agreement dated November 7, 1995 between the Company and Onset BIDCO, Inc., of which Mr. Braun is an officer, The Capital Fund, Inc., and others in connection with a private placement of subordinated notes in the amount of $1,800,000. If such warrants were exercised, Mr. Braun would have sole voting rights and shared investment power with respect to the underlying shares.

 (4) The shares represented in the table include (i) 102,337 shares of Common Stock owned outright; and (ii) options to purchase 18,233 shares of Common Stock under the 1993 Stock Option Plan which are currently exercisable or are exercisable within sixty days of January 27, 1997.

 (5) The shares represented in the table include (i) 23,250 shares of Common Stock owned outright; and (ii) options to purchase 36,666 shares of Common Stock under the 1993 Stock Option Plan which are currently exercisable or are exercisable within sixty days of January 27, 1997.

 (6) The shares represented in the table include (i) 14,152 shares of Common Stock owned outright; (ii) options to purchase 4,000 shares of Common Stock under the Directors Stock Option Plan which are currently exercisable or are exercisable within sixty days of January 27, 1997; and
      (iii) options to purchase 30,000 shares of Common Stock under special option awards which are currently exercisable or are exercisable within sixty days of January 27, 1997.

 (7) The shares in the table represent options to purchase 3,000 shares of Common Stock under the Directors Stock Option Plan which are currently exercisable or are exercisable within sixty days of January 27, 1997.

 (8) The shares represented in the table include currently exercisable options to purchase 1,000 shares of Common Stock under the Directors Stock Option Plan.

 (9) The shares represented in the table include (i) 491,435 shares of Common Stock owned outright; (ii) 471,172 shares of Common Stock beneficially owned by J. Eric May, Trustee Under Declaration of Trust but also reported as beneficially owned by Mr. Hershey and over which Mr. Hershey may exercise voting and investment; (iii) options to purchase 121,565 shares of Common Stock under the 1993 Stock Option Plan which are currently exercisable or are exercisable within sixty days of January 27, 1997: (iv) options to purchase 9,000 shares of Common Stock under the Directors Stock Option Plan which are currently exercisable or are exercisable within sixty days of January 27, 1997; (v) options to purchase 30,000 shares of Common Stock under special option awards which are currently exercisable or are exercisable within sixty days of January 27, 1997; and (vi) warrants to purchase 131,785 shares of Common Stock.


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. J. Eric May, Frank G. Logan, III and Michael L. Hershey

     Effective March 3, 1995, the Company completed its merger with Imagination Systems, Inc. ("ISI). Under terms of the merger agreement, the Company issued 825,526 shares of its Common Stock to the former ISI shareholders (including Messrs. May (a principal shareholder), Logan (the Chairman of the Board, President and Chief Executive Officer) and a principal shareholder and Hershey (a director), who received 314,155 shares, 74,217 shares and 12,914 shares of Company common stock, respectively, in exchange for 100% of the outstanding stock of ISI. The ISI stock was retired, and the Company is the surviving entity. In connection with the merger, the Company also issued 120,000 shares of its Common Stock to Mr. Logan in return for a non-competition agreement.
The value of the shares issued to Mr. Logan for the non-competition agreement was $217,500 on the date of the merger. In addition, the Company issued one warrant to purchase the Company's Common Stock at $2.50 per share for every two shares of

Common Stock issued in the ISI merger.  Messrs. May, Logan and
Hershey received 157,057 warrants, 97,108 warrants and 6,457 warrants, respectively, all of which have been exercised.

Frank G. Logan, III

     In March, 1995, the Company entered into a lease for the use of a two-story office building in Virginia Beach, Virginia, which the Company uses for its software development and applied systems businesses, with LPS Management, a partnership of which Mr. Logan is a partner. The lease term extends to February, 1997 and requires lease payments of $6,466 per month. Total lease expense for the office building was approximately $77,600 and $45,300 for fiscal 1996 and fiscal 1995, respectively. The lease is expected to be renewed in March, 1996 on substantially the same terms and conditions as the current lease.

     The Organization and Compensation Committee of the Board of Directors authorized a loan to Mr. Logan in the principal amount of $94,900 as of April, 1996 to pay federal and state taxes with respect to the 120,000 shares of Company common stock issued to Mr. Logan in consideration for a Non-Competition Agreement dated March 3, 1995. Mr. Logan delivered to the Company a promissory note which is payable in full on the earlier of April 15, 1997 or 90 days after Mr. Logan terminates employment with the Company. The note bears interest at 8.25% per annum; accrued interest is payable at the maturity date of the note.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEMATRON CORPORATION



   By:  /s/ David P. Gienapp                         Dated:  January 28, 1997
        -------------------------------------------
        David P. Gienapp,
        Vice President - Finance and Administration
        and Chief Financial Officer