Form 10QSB
period 1996-12-31
NEMATRON CORP
filed 1997-02-11
CIK 892832

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1996


     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____   to ____

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


     Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [ X ] YES     [   ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 No par value Common Stock: 4,585,392 SHARES OUTSTANDING AS OF FEBRUARY 7,1997

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO


================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NEMATRON CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996


                                                                DECEMBER 31,                  SEPTEMBER 30,
                                                                   1996                           1996
                                                                (UNAUDITED)                     (AUDITED)
                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $ 3,162,125                     $3,942,963
   Accounts receivable, net of allowance for doubtful
   accounts of $112,000 at December 31, 1996, and $115,000
       at September 30, 1996                                       6,282,318                      5,989,708
   Inventories (Note 2)                                            4,572,939                      4,520,937
   Prepaid expenses and other current assets                         741,443                        750,995
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                              14,758,825                     15,204,603

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
   OF $3,190,991 AT DECEMBER 31, 1996 AND $3,139,560
   AT SEPTEMBER 30, 1996                                           3,515,580                      3,384,285

OTHER ASSETS:
   Software and related development costs, net of amortization of  $641,036 at December 31,1996, and $611,022 at
       September 30, 1996                                          4,780,172                      4,426,257
   Other intangible assets, net of amortization of $648,812 at
       December 31, 1996 and $580,954 at September 30,1996         1,160,808                      1,199,200
-----------------------------------------------------------------------------------------------------------
NET OTHER ASSETS                                                   5,940,980                      5,625,457
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $24,215,385                    $24,214,345
===========================================================================================================

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                              $ 1,625,295                    $ 1,661,120
   Other accrued expenses                                            675,124                        671,678
   Current maturities of long-term debt (Note 3)                     162,885                        158,340
-----------------------------------------------------------------------------------------------------------
TOTAL  CURRENT LIABILITIES                                         2,463,304                      2,491,138

LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 3)                   3,947,653                      3,993,309
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                  6,410,957                      6,484,447

STOCKHOLDERS' EQUITY:
   Common stock, no par value, 15,000,000 shares authorized;
       4,585,392  and 4,558,248  shares issued and outstanding
       at December 31, 1996 and  September 30,1996,
       respectively                                               17,640,674                     17,572,814
       Foreign currency translation adjustment                       (89,364)                       (85,518)
   Retained earnings                                                 253,118                        242,602
-----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        17,804,428                     17,729,898
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $24,215,385                    $24,214,345
===========================================================================================================

                              NEMATRON CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS  ENDED DECEMBER 31, 1996 AND 1995


                                                      QUARTER       QUARTER
                                                       ENDED         ENDED
                                                    DECEMBER 31,  DECEMBER 31,
                                                        1996          1995
                                                    (UNAUDITED)   (UNAUDITED)

  NET REVENUES                                       $5,108,430    $4,914,705

  COST OF REVENUES                                    2,921,477     2,857,238
  ---------------------------------------------------------------------------

  GROSS PROFIT                                        2,186,953     2,057,467

  OPERATING EXPENSES:
     Product development costs                          357,052       249,237
     Selling, general and  administrative expenses    1,755,896     1,557,595
  ---------------------------------------------------------------------------
  TOTAL OPERATING EXPENSES                            2,112,948     1,806,832
  ---------------------------------------------------------------------------

  OPERATING INCOME                                       74,005       250,635

  OTHER INCOME (EXPENSE):
     Other income (expense), net                         29,199       (14,874)
     Interest expense                                   (87,746)     (167,554)
     Foreign currency gain (loss)                            58        (7,152)
  ---------------------------------------------------------------------------
  TOTAL OTHER INCOME (EXPENSE)                          (58,489)     (189,580)
  ---------------------------------------------------------------------------

  INCOME BEFORE TAXES ON INCOME                          15,516        61,055

  TAXES ON INCOME (NOTE 4)                                5,000             0
  ---------------------------------------------------------------------------

  NET INCOME                                            $10,516       $61,055
  ===========================================================================

  EARNINGS PER SHARE (NOTE 5)                             $0.00         $0.02
  ===========================================================================

                              NEMATRON CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE QUARTERS ENDED DECEMBER 31, 1996 AND 1995


                                                                 QUARTER ENDED         QUARTER ENDED
                                                                 DECEMBER 31, 1996     DECEMBER 31, 1995
                                                                  (UNAUDITED)          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $    10,516      $      61,055
   Adjustments to reconcile net income to net cash flows
   used in operating activities:
       Depreciation and amortization                                     266,895            332,713
       Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                          (292,610)         (794,254)
           Inventories                                                   (52,002)       (1,153,499)
           Prepaid expenses and other current assets                       9,552          (129,235)
           Accounts payable                                              (35,825)          270,434
           Accrued expenses                                                3,446            85,818
--------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                   (90,028)        (1,326,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to capitalized software development costs                 (389,977)          (191,305)
   Additions to property and equipment, net of minor disposals         (293,819)           (74,773)
--------------------------------------------------------------------------------------------------
NET CASH  USED IN INVESTING ACTIVITIES                                 (683,796)          (266,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable to bank                                          0            400,000
   Proceeds from borrowings under subordinated notes                          0          1,800,000
   Proceeds from exercise of  options and warrants                       67,860                  0
   Payments of long-term debt                                           (41,111)          (482,264)
   Payments of deferred financing fees                                  (29,917)          (148,282)
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (3,168)         1,569,454

FOREIGN CURRENCY TRANSLATION EFFECT ON CASH                              (3,846)             1,506
--------------------------------------------------------------------------------------------------

NET  DECREASE  IN CASH AND CASH EQUIVALENTS                            (780,838)           (22,086)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      3,942,963             78,258
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $3,162,125       $     56,172
==================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                            $  117,746       $    187,633
   Cash paid for income taxes                                        $       -0-      $         -0-

                              NEMATRON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED DECEMBER 31, 1996 AND 1995


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly owned subsidiaries, Nematron Europa BV, a Netherlands corporation, and NemaSoft, Inc., and Imagination Systems, Inc., Michigan corporations. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting principally of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

The results of operations for the three-month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

Inventories consist of the following at December 31, 1996, and September 30, 1996:


                                               DECEMBER 31, 1996            SEPTEMBER 30, 1996

    Purchased parts and accessories                  $2,804,214                  $2,734,974
    Work in process                                     400,491                     349,189
    Finished goods and service stock                  1,368,234                   1,436,774
                                                      ---------                   ---------
        Total Inventory                              $4,572,939                  $4,520,937
                                                      =========                   =========



NOTE 3 - LONG-TERM DEBT

Long-term debt includes the following debt instruments at December 31, 1996, and September 30, 1996:


                                               DECEMBER 31, 1996            SEPTEMBER  30, 1996

Mortgage loan payable to bank                         $2,265,252                  2,300,000
Subordinated notes payable                             1,800,000                  1,800,000
Capitalized lease obligations and other notes             45,286                     51,649
                                                       ---------                  ---------
                                                       4,110,538                  4,151,649
Less current maturities                                 (162,885)                  (158,340)
                                                       ---------                  ---------

Long-term debt, less current maturities               $3,947,653                 $3,993,309
                                                       =========                  =========


The mortgage loan payable to a bank bears interest at 9.5% per annum; payable in monthly installments of $29,900 through September 2001, at which time the remaining principal and any interest thereon is due. The loan is collateralized by a first mortgage of the Company's land and building in Ann Arbor, Michigan. The loan contains a covenant that requires the Company to maintain a minimum tangible net worth and a minimum debt-to-equity ratio. The Company was in compliance with these covenants at December 31,1996.

The subordinated notes bear interest at 12 percent per annum and require monthly interest-only payments totaling $18,000 through November 1997, and principal payments of $50,000, plus interest, beginning October 31, 1997. Total principal due under the subordinated notes is $600,000 in each of the fiscal years ending September 30, 1998, 1999 and 2000. The Subordinated Note Agreement includes various affirmative and negative covenants, the most restrictive of which are (1) the prohibition of dividend payments and (2) requirements to maintain (a) a specified current ratio, (b) a specified ratio of total liabilities less subordinated debt to the sum of tangible net worth plus subordinated debt, and (c) a specified level of tangible net worth. The Company was in compliance with these covenants at December 31,1996.


NOTE 4 - TAXES ON INCOME

Current tax expense, computed at the expected tax rate of 34%, is $5,000 for the three month period ended December 31, 1996. There was no provision for income tax expense for the three month period ended December 31,1995 due to the anticipated utilization of available net operating loss carryforwards.

The Company has NOLs of approximately $5,683,000 that may be applied against future taxable income. The NOLs expire beginning 2003 through 2011. Utilization of these carryforwards is subject to annual limitations under current Internal Revenue Service regulations.

NOTE 5 - EARNINGS PER SHARE

Primary earnings per share is based on the weighted average number of shares outstanding for each period presented because common stock equivalents are anti-dilutive. The weighted average number of shares outstanding was 4,892,693 and 3,460,062 for the three month periods ended December 31, 1996, and 1995, respectively.

Fully diluted earnings per share is not presented because the computation results in the same amounts as primary earnings per share or the amounts are anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995

Revenues for the quarter increased $194,000 (3.9%) to $5,108,000 compared to the same period last year. The increase is attributable to increases in sales of Industrial Workstations and related parts and service, primarily to automotive customers. Domestic revenues increased $1,036,000 to $4,781,000, or 27.7%, over domestic revenues of a year earlier. Foreign revenues decreased $670,000, or 77.1%, to $199,000 reflecting the decreased emphasis on international markets. Additionally, the Company's emphasis on new hardware and software products was limited to the domestic markets. Management expects that revenues will continue to increase in the current fiscal year in response to continued increases in sales and marketing efforts and given similar economic conditions as experienced in the current period.

Gross profit increased $129,000 (6.3%) over the same quarter last year. Gross profit as a percentage of sales in the current quarter was 42.8% versus 41.9% in the same quarter last year. The improvement in gross profit percentage is due primarily to sales of higher margin products and service and increased emphasis on efficiencies and financial controls. Gross profit margins are expected to increase slightly throughout the year as the mix of sales in the remaining quarters of fiscal 1997 is expected to include a greater percentage of higher margin products.

Product development expenses increased $108,000 (43.3%) compared to the same period last year. The increase is due primarily to increased staff assigned to hardware and software development efforts. The Company expects to release late in its second fiscal quarter proprietary software for sale to third parties and for use in Company products currently under development. Additionally the Company intends to follow that release with the introduction of other software and hardware products later in the fiscal year.

Selling, general and administrative expenses increased $198,000 (12.7%) over the comparable period of last year and increased as a percentage of net revenue from 31.7% in the first quarter of fiscal 1996 to 34.4% in the first quarter of fiscal 1997. The increase was a result of adding staff and increasing marketing and sales expenses associated with the introduction of new products planned for the second quarter of fiscal 1997. Management expects the rate of increase in the current quarter to continue in the remaining quarters of fiscal 1997.

Interest expense for the current quarter decreased to $88,000 compared to $168,000 for the comparable quarter of last year due to lower average borrowing levels. Interest and other income increased to $29,000 from a loss of $15,000 a year ago primarily due to interest income from investments of idle cash reserves generated from proceeds of the June 1996 secondary stock offering.

For the three month period ending December 31, 1996, net income was $11,000, compared to income of $61,000 in the three months ended December 31, 1995. The Company has significant net operating loss carryforwards.

The Company has provided for taxes at a 34% effective tax rate in the current period.

CHANGES IN FINANCIAL CONDITION

Accounts receivable increased $293,000 primarily as a result of increased revenues for the period ended December 31, 1996. Inventories increased $52,000 due primarily to increased finished goods and work in process in anticipation of planned second quarter shipments.

Property and equipment less accumulated depreciation increased approximately $131,000 during the period, reflecting the net acquisition of approximately $294,000 of equipment and computer systems offset by depreciation of $155,000.

Intangible assets increased by $354,000 during the period as a result of the capitalization of $390,000 of software development costs less the amortization of $30,000 of previously capitalized costs during the period. This reflects the Company's emphasis on developing software products scheduled for introduction later in the fiscal year.

Total current liabilities remained relatively constant during the period, decreasing $28,000 to $2,463,000,while the current ratio remained constant at
6.0 to 1.

Long-term debt decreased $46,000 during the period reflecting debt payments made per the terms of the applicable debt agreements.

LIQUIDITY AND CAPITAL RESOURCES

Nematron has working capital of approximately $12,296,000. Primary sources of liquidity are cash from operations and the Company's $6,000,000 bank line of credit. The bank line of credit agreement has a February 28, 1998, expiration date. The Company expects to enter into a new term loan agreement to replace the existing $1,800,000 of subordinated debt, thereby reducing the interest rate from 12% annually to approximately 8%. This will result in interest savings of approximately $42,000 for the remainder of fiscal 1997 compared to interest expense at the present 12% rate.

The Company has consistently invested cash reserves during the three months ended December 31, 1996. Short term cash needs include amounts necessary to sustain administrative, marketing and sales expenses at their increasing levels, amounts necessary to purchase materials for production, and amounts required for new product development efforts. Management expects that current cash, cash generated from operations, and existing credit facilities will be sufficient to pay the Company's costs and expenses as they become due and fund the Company's planned growth.


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section.

Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to automotive manufacturing, demand for the Company's products and services, the ability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures, raw material price increases, delays in the introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, inability to attract or retain sales and/or engineering talent, changes in customer requirements and evolving industry standards.


                          PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein.

(b) The Company filed no reports on Form 8-K during the quarter ended December 31,1996.




ALL OTHER ITEMS OMITTED ARE NOT APPLICABLE OR THE ANSWERS THERETO ARE NEGATIVE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NEMATRON CORPORATION

                                          BY:


             FEBRUARY 7, 1997             /S/ FRANK G. LOGAN, III
             ----------------             ------------------------------------------
             DATE                         FRANK G. LOGAN, III, PRESIDENT & CEO
                                          (DULY AUTHORIZED OFFICER)

             FEBRUARY 7, 1997             /S/ DAVID P. GIENAPP
             ----------------             ------------------------------------------
             DATE                         DAVID P. GIENAPP, VICE PRESIDENT-FINANCE &
                                          ADMINISTRATION
                                          (CHIEF ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS



     Exhibit Number                 Description of Exhibit
     --------------  -----------------------------------------------------

         11          Statement regarding computation of earnings per share

         27          Financial Data Schedule