Form 10QSB
period 1997-03-31
NEMATRON CORP
filed 1997-05-15
CIK 892832

           =========================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1997


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

         No par value Common Stock: 5,221,770 SHARES AS OF MAY 12, 1997

Transitional Small Business Disclosure Format:  [ ] YES    [X] NO
           =========================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NEMATRON CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     MARCH 31, 1997 AND SEPTEMBER 30, 1996


                                                                 MARCH 31,    SEPTEMBER 30,
                                                                   1997           1996
                                                                (UNAUDITED)    (AUDITED)
                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $ 3,302,488    $ 3,942,963
   Accounts receivable, net of allowance for doubtful
       accounts of $126,000 at March 31, 1997, and $115,000
       at September 30, 1996                                      6,324,620      5,989,708
   Inventories (Note 2)                                           4,635,570      4,520,937
   Prepaid expenses and other current assets                        853,758        750,995
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                             15,116,436     15,204,603

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $3,273,888 at March 31, 1997 and $3,139,560
   at September 30, 1996                                          4,089,120      3,384,285

OTHER ASSETS:
   Software and related development costs, net of amortization of $670,908 at March 31, 1997, and $611,022
        at September 30, 1996 (Note 8)                            5,643,541      4,426,257
   Other intangible assets, net of accumulated amortization
       of $667,467 at March 31, 1997 and $580,954
       at September 30, 1996 (Note 8)                             2,388,623      1,199,200
------------------------------------------------------------------------------------------
NET OTHER ASSETS                                                  8,032,164      5,625,457
------------------------------------------------------------------------------------------

TOTAL ASSETS                                                    $27,237,720    $24,214,345
==========================================================================================

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable to bank (Note 3)                               $   289,345    $        -0-
   Accounts payable                                               1,947,465      1,661,120
   Other accrued expenses                                         1,842,802        671,678
   Current maturities of long-term debt (Note 3)                    627,735        158,340
------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                         4,707,347      2,491,138

LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 3)                  3,820,374      3,993,309
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                 8,527,721      6,484,447

STOCKHOLDERS' EQUITY (NOTES 5, 7 AND 8):
   Common stock, no par value, 15,000,000 shares authorized;
       5,216,320 and 4,558,248 shares issued and outstanding
       at March 31,1997 and September 30, 1996, respectively     21,113,523     17,572,814
   Foreign currency translation adjustment                               -0-       (85,518)

Retained Earnings (Accumulated deficit)                          (2,403,524)       242,602
------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       18,709,999     17,729,898
------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $27,237,720    $24,214,345
==========================================================================================



                              NEMATRON CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1997 AND 1996


                                        THREE MONTHS       THREE MONTHS   SIX MONTHS   SIX MONTHS
                                            ENDED             ENDED         ENDED         ENDED
                                          MARCH 31,         MARCH 31,     MARCH 31,     MARCH 31,
                                             1997              1996          1997         1996
                                         (UNAUDITED)        (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
NET REVENUES                            $ 5,077,698          $5,156,713   $10,186,128  $10,071,418

COST OF REVENUES                          3,038,000           2,790,333     5,959,477    5,647,571
--------------------------------------------------------------------------------------------------

GROSS PROFIT                              2,039,698           2,366,380     4,226,651    4,423,847

OPERATING EXPENSES:
   Product development costs                618,174             353,849       975,226      603,086
   Selling, general and
       administrative                     1,995,058           1,793,417     3,750,954    3,351,012
--------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                $ 2,613,232           2,147,266     4,726,180    3,954,098
--------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                    (573,534)            219,114     (499,529)      469,749

OTHER INCOME (EXPENSE):
   Write off of in-process research
       and development costs (Note 8)    (1,655,000)                 -0-   (1,655,000)          -0-
   Loss on closing of European
       office (Note 6)                     (149,814)                 -0-     (149,814)          -0-
   Interest expense                         (72,657)           (153,848)     (160,403)    (321,402)
   Debt retirement (Note 3)                (122,340)                 -0-     (122,340)          -0-
   Foreign currency loss                   (125,477)             (6,717)     (125,419)     (13,869)
   Other income (expense), net               37,181              11,115        66,380      (3,759)
--------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)             (2,088,107)           (149,450)   (2,146,596)    (339,030)
--------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES               (2,661,641)             69,664   (2,646,125)      130,719

INCOME TAXES (BENEFIT)  (NOTE 4)             (5,000)                 -0-           -0-          -0-
--------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                       $(2,656,641)         $   69,664  $(2,646,125)  $   130,719
==================================================================================================

EARNINGS (LOSS) PER SHARE (NOTE 7)      $     (0.58)         $     0.02  $     (0.58)  $      0.04
==================================================================================================

                              NEMATRON CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED MARCH 31, 1997 AND 1996


                                                                   SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                    MARCH 31, 1997    MARCH 31, 1996
                                                                     (UNAUDITED)      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $(2,646,125)          $130,719
    Adjustments to reconcile net income (loss) to net cash flows
     used in operating activities: Depreciation and amortization        547,494            490,773
       Write off of research and development costs (Note 8)           1,655,000                 -0-
       Debt retirement expense                                          122,340                 -0-
       Changes in assets and liabilities that provided (used) cash, net of assets acquired:
           Accounts receivable                                          341,472           (208,026)
           Inventories                                                  (92,527)          (701,786)
           Prepaid expenses and other current assets                    (76,884)          (179,096)
           Accounts payable                                              92,276           (666,091)
           Accrued expenses                                              (5,135)           (90,760)
--------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                   (62,089)        (1,224,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Intec Controls Corp. (Note 8)                         281,058                 -0-
   Additions to capitalized software development costs                 (913,127)          (371,088)
   Additions to property and equipment, net of minor disposals         (744,323)          (179,857)
--------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                (1,376,392)          (550,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable to bank                                    250,000            410,000
   Proceeds from borrowings                                           2,172,117          1,817,952
   Proceeds from exercise of common stock options and warrants          235,504            419,613
   Payments of long-term debt                                        (1,881,606)          (507,754)
   Payment of deferred financing fees                                   (63,527)          (165,781)
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                             712,488          1,974,030

FOREIGN CURRENCY TRANSLATION EFFECT ON CASH                              85,518            (12,672)
--------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (640,475)           186,146
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      3,942,963             78,258
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $3,302,488           $264,404
==================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                              $204,534           $299,966
   Cash paid for income taxes                                                -0-                -0-


FINANCING AND INVESTING ACTIVITIES REGARDING THE ACQUISITION OF INTEC CONTROLS CORP. (NOTE 8):
   Cash acquired                                                       $281,058
   Non-cash assets and liabilities acquired:
       Current assets, other than cash                                  724,369
       Property and equipment                                           305,309
       Software development costs, including in-process R&D           2,003,092
       Other intangible assets                                        1,407,000
       Current liabilities                                             (979,673)
       Long term debt                                                    (5,950)
                                                                     ----------
   Purchase price, including $430,000 of accrued costs               $3,735,205
                                                                     ==========

                              NEMATRON CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1997AND 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Europa B.V., a Netherlands corporation, and NemaSoft, Inc., and Imagination Systems, Inc., Michigan corporations. During the second quarter of fiscal 1997, the Company ceased operations of Nematron Europa, B.V. See
Note 6. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated condensed financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

The results of operations for the three-month and six-month periods are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

Inventories consist of the following at March 31, 1997 and September 30, 1996:


              CATEGORY                MARCH 31, 1997   SEPT. 30, 1996

    Purchased parts and accessories      $3,006,522      $2,734,974
    Work in process                         385,769         349,189
    Finished goods and service stock      1,243,279       1,436,774
                                         ----------     -----------
        Total Inventory                  $4,635,570      $4,520,937
                                         ==========     ===========


NOTE 3 - SHORT-TERM AND LONG-TERM DEBT

Short-term debt includes the following debt instruments:

              CATEGORY                MARCH 31, 1997   SEPT. 30, 1996


    Demand note payable to bank            $250,000            $-0-
    Other                                    39,344             -0-
                                        -----------     -----------
        Total short-term debt              $289,344            $-0-
                                        ===========     ===========


During the three months ended March 31, 1997, the Company negotiated an expansion of its existing credit facility and entered into a Loan Agreement as of February 12, 1997 (the "Agreement"). The Agreement allows a maximum available demand line of credit in the amount of $6,000,000. Borrowings under this facility bear interest at 2.5% over LIBOR (London Interbank Offered Rate) and are secured by substantially all of the Company's assets and a second mortgage on the Company's Ann Arbor facilities. The Agreement expires February 28, 1998. Amounts borrowed under the credit facility totaled $250,000 at March 31, 1997.

Long-term debt includes the following debt instruments:


              CATEGORY                          MARCH 31, 1997   SEPT. 30, 1996

   Mortgage loan payable to bank                   $2,229,111      $2,300,000
   Subordinated notes payable                              -0-      1,800,000
   Term note                                        1,770,000              -0-
   Equipment note                                     402,117              -0-
   Capitalized lease obligations and other notes       46,881          51,649
                                                  -----------     -----------
                                                    4,448,109       4,151,649
   Less current maturities                           (627,735)       (158,340)
                                                  -----------     -----------

   Long-term debt, less current maturities         $3,820,374      $3,993,309
                                                  ===========     ===========


On February 12, 1997, the Company entered into a term note agreement with a bank for $1,800,000. The purpose of the loan was to pay off the subordinated debt that carried an interest cost of 12% per annum. The note issued under this agreement bears interest at LIBOR plus 2 1/2%, which at March 31, 1997 was approximately 8.05%. The note is payable in monthly installments of $30,000 plus interest with the final payment due on February 1, 2002.

On March 31, 1997, the Company entered into an arrangement under an equipment line of credit with a bank to finance the purchase of certain computer equipment. Principal outstanding under this arrangement at March 31, 1997 was $402,117. Payments of approximately $10,500 per month, over the forty-eight month term of this arrangement, are determined using the prime interest rate, which at March 31, 1997 was 8.5%.


NOTE 4 - INCOME TAXES (BENEFIT)

There was no current tax benefit computed for the six month period ended March 31,1997 because of the uncertainty that the associated deferred tax asset would not be realized. The deferred tax benefit recognized in the three months ended March 31, 1997 offset the tax expense recognized in the first quarter of fiscal 1997.

The Company has NOLs of approximately $7,100,000 which may be applied against future taxable income. The NOLs expire beginning 2003 and run through 2012. Utilization of these carryforwards are subject to annual limitations under current Internal Revenue Service regulations.


NOTE 5 - CHANGE IN COMMON STOCK

The increase in common stock during the six months ended March 31, 1997 is due to the issuance of 587,594 shares of common stock in connection with the acquisition of Intec Controls Corp. (Note 8) and to the issuance of 70,480 shares of common stock in connection with the exercise of 47,647 warrants and 25,833 stock options.


NOTE 6 - CLOSING OF EUROPEAN OFFICE

During the second quarter of fiscal 1997, the Company ceased operations of its wholly-owned subsidiary, Nematron Europa, B.V. In connection therewith, the Company incurred a loss of approximately $150,000. The UK operations of the former Intec Controls will serve as the base for re-launching the Company's hardware platforms throughout Europe, as well as building on Intec's base of software customers to roll out the Company's software products. See Note 8.

NOTE 7 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding for each period presented because common stock equivalents are anti-dilutive. The weighted average number of shares outstanding for each period is as follows:


         Three months ended:
              March 31, 1997  4,607,802
              March 31, 1996  3,575,647
         Six months ended:
              March 31, 1997  4,586,941
              March 31, 1996  3,404,182


Fully diluted earnings per share is not presented because the computation results in the same amounts as primary earnings per share or the amounts are anti-dilutive. Common stock equivalents are not included in the earnings per share calculation until the market price of the Company's common stock exceeds the exercise price of the common stock equivalents for substantially all of the three consecutive months ending with the last month of the period to which per share data relate. For purposes of this calculation, the market price of the Company's common stock was determined for the three months and six months ended March 31, 1997 as the closing price of the Company's stock on the NASDAQ National Market and for the three months and six months ended March 31, 1996 as the closing price of the Company's stock on the NASDAQ SmallCap Market.


NOTE 8 - ACQUISITION OF INTEC CONTROLS CORP.

Effective March 31, 1997, the Company completed its acquisition of Intec Controls Corp. ("Intec") of Walpole, Massachusetts, a supplier of high performance regulatory control software solutions used primarily by process industries located in the United States and Europe. Under the terms of the related agreement, Intec was merged into the Company's NemaSoft, Inc. subsidiary and the Intec stock was retired. The Company issued 587,594 shares of Nematron common stock to Intec's shareholders, and such amount represents 11.3% of the total shares outstanding immediately after the acquisition.

In addition to the issuance of common stock as described in the previous paragraph, the Company issued warrants to Intec's shareholders to purchase an additional 124,998 shares of Nematron common stock at $6.73 per share. The warrants expire February 20, 2000.

The purchase price of the net assets of Intec, including expenses incurred in connection with the acquisition, was approximately $3,735,000. The acquisition of Intec has been accounted for as a purchase and approximately $3,410,000 of intangible assets have been allocated on a preliminary basis in the accompanying consolidated condensed balance sheet. In connection with the acquisition, the Company took, in the quarter ended March 31, 1997, a charge against earnings of $1,655,000 relating to acquired in-process research and development costs.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred on October 1, 1995, the earliest period presented herein, and does not purport to be indicative of what would have occurred had the acquisition of Intec actually been consummated at that date or the Company's future results of operations:


                  Three Months Three Months   Six Months   Six Months
                      Ended       Ended         Ended        Ended
                     March 31,    March 31,    March 31,    March 31,
                      1997        1996          1997         1996

  Revenues         $5,947,749   $6,260,509   $12,075,891   $12,246,379

  Net loss           (981,048)    (524,803)     (958,531)   (2,134,518)

  Loss per share       $(0.34)      $(0.15)       $(0.33)       $(0.61)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1997 COMPARED WITH THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1996

Net revenues for the three and six month periods ended March 31, 1997 decreased $79,000 (1.5%) and increased $115,000 (1.1%), respectively, compared to the same periods last year. The decrease in net revenues in the three month period is primarily attributable to the closing of the operations in The Netherlands, partially offset by an increase in revenues from software and software services in the United States. The increase in net revenues in the six month period was due primarily to an increase in software and software services. Revenues from domestic customers for the three and six month periods ended March 31, 1997 decreased $95,000 and $513,000, respectively, while revenues from foreign customers increased $16,000 and $628,000, respectively, compared to the same periods last year. Overall, revenues continue to reflect the strong demand for new hardware and software products in response to increased marketing and sales efforts. Based upon the increased backlog at March 31, 1997 compared to the backlog at March 31, 1996, management expects that revenues will increase in the remainder of the current fiscal year over the revenue amount in the comparable period a year ago.

Gross profit for the three and six month periods ended March 31, 1996 decreased $327,000 and $197,000, respectively, over the same periods last year. Gross profit as a percentage of revenues in the three and six month periods ended March 31, 1997 was 40.2% and 41.5%, respectively, versus 45.9% and 43.9%, respectively, in the same periods last year. The erosion in margins was due primarily to pricing pressure on hardware products. As the percentage of software revenue increases, management expects that gross margins will improve. Additionally, with the sale of increasing amounts of software products, related amortization of capitalized software costs will also increase.

Total operating expenses for the three and six month periods ended March 31, 1997 increased $466,000 (21.7%) and $772,000 (11.9%), respectively, over the comparable periods last year primarily as a result of higher salaries and other operating costs and increased product development efforts. The average number of employees during the six months ended March 31, 1997 increased by approximately 10% over the comparable period last year as emphasis continued to be placed on sales, marketing and product development. Over 60% of the Company's existing revenues are derived from sales of products developed in the last 24 months. The Company intends to continue to invest in product development efforts at no less than the current rate of increase, and expects to continue to release upgrades and enhancements to existing product offerings when appropriate.

Interest expense for the three month period ended March 31, 1997 decreased to $73,000 compared to $154,000 for the comparable period last year. Likewise, for the six month period ended March 31, 1997, interest expense decreased to $160,000 from $321,000. Such decreases were due to reduced average borrowing levels and lower effective interest rates. A total of $1,800,000 of subordinate debt with an interest rate of 12% was replaced with a five year term loan, which carries an adjustable interest rate which was 8.05% at March 31, 1997. Unamortized costs to acquire the subordinate debt of $122,000 were written off in the current quarter. In addition, the Company incurred charges of $1,655,000 during the quarter to write off in-process research and development costs acquired in the Intec Controls Corp. acquisition and $150,000 related to the closing of the Company's Netherlands-based subsidiary.

Other income/(expense) was $37,000 and $66,000 in the three and six month periods ended March 31, 1997, respectively. compared to other income/(expense) of $11,000 and $(4,000), respectively, in the comparable periods of fiscal 1996. The income in fiscal 1997 is primarily attributable to the investment of excess cash in interest-bearing cash equivalent securities.

Net loss for the three and six month periods ended March 31, 1997 was $2,662,000 and $2,646,000, respectively, compared to net income of $70,000 and $131,000 for the three and six month periods ended March 31, 1996, respectively. Non-recurring charges in the current quarter relating to the acquisition of Intec Controls Corp., the closing of the Company's Netherlands office and the refinancing of debt contributed a total of $2,052,000 to the reported operating results.

ACQUISITION OF INTEC CONTROLS CORP.

Effective March 31, 1997, the Company completed its acquisition of Intec Controls Corp. ("Intec") of Walpole, Massachusetts, a supplier of high performance regulatory control software solutions used primarily by process industries located in the United States and Europe. Under the terms of the related agreement, Intec was merged into the Company's NemaSoft, Inc. subsidiary and the Company issued 587,594 shares of Nematron common stock to Intec's shareholders. The 587,594 shares of the Company's common stock which were issued in this transaction represent 11.3% of the total shares outstanding immediately after the acquisition.

In addition to the issuance of common stock, the Company issued warrants to Intec's shareholders to purchase an additional 124,998 shares of Nematron common stock at $6.73 per share. The warrants expire February 20, 2000.

The purchase price of the net assets of Intec, including expenses incurred in connection with the acquisition, was approximately $3,735,000. The acquisition of Intec has been accounted for as a purchase and approximately $3,410,000 of intangible assets have been recorded. In connection with this acquisition, the Company took, in the quarter ended March 31, 1997, a charge against earnings of $1,655,000 relating to the write off of acquired in-process research and development costs.

Intec's products are being integrated into the current NemaSoft product line of open architecture control and automation software products. The addition of Intec's product line significantly extends the scope of the Company's software offerings by extending the Company's reach into the process industries. It is anticipated that eventually all of NemaSoft's operations will be headquartered in Massachusetts. It is anticipated that the costs to consolidate the operations of NemaSoft in Massachusetts will not be significant.

In addition to the synergism anticipated in the United States, the acquisition of Intec provides the Company with the opportunity to continue improvement of its European strategy. The former Intec facility in the United Kingdom will become the new European headquarters for the Company and NemaSoft. The Company's Netherlands-based office , which operated at a loss for a number of years, has ceased operations, and its operations will be carried on by personnel located in the United States and the United Kingdom.


LIQUIDITY AND CAPITAL RESOURCES

Nematron had working capital of approximately $10,400,000 at March 31, 1997. Primary sources of near-term liquidity are cash from operations and the Company's $6,000,000 bank line of credit, of which $5,750,000 was unused at March 31,1997. Amounts borrowed under the credit facility are due on demand and bear interest at LIBOR (London Interbank Offered Rate) plus 2.5% (8.05% at March 31, 1997). The line of credit facility expires on February 28, 1998, but it is anticipated that the line will be renewed at that date on substantially the same terms and conditions as the current facility.

Accounts receivable at March 31, 1997 increased $335,000 from the balance at September 30, 1996 primarily due to increases of $676,000 in accounts receivable balances as a result of the acquisition of Intec offset by reductions achieved due to increased collection efforts. Inventories increased $115,000 in anticipation of a stronger third quarter and in line with the increase in the Company's backlog.

Current liabilities at March 31, 1997 increased $2,216,000 from the $2,491,000 balance at September 30, 1996. Approximately $1,400,000 of this increase is associated with the acquisition of Intec. Current maturities of long term debt increased $360,000 and $100,500, respectively, due to the new term note agreement and the new equipment line of credit. In addition, a $250,000 note payable to a bank was outstanding at March 31,1997.

Long-term debt, less current maturities, decreased $173,000 at March 31, 1997 due to the net effect of reductions caused by the refinancing of the subordinate debt with term notes that contain a current maturity of $360,000 and debt repayments of $120,000 under terms of the notes. Offsetting these decreases are increases in the long-term portion of the new equipment financing of $301,500 and $6,000 of debt assumed in the Intec acquisition.

Common stock outstanding increased to 5,216,320 shares at March 31, 1997 compared to 4,558,248 shares outstanding at September 30, 1996, and the total recorded amount of common stock increased by $3,541,000 during the six months ended March 31, 1997. The increase was due to the issuance of 587,594 shares of common stock at $5.625 per share in connection with the acquisition of Intec, and the exercise of 47,647 warrants and 25,833 of stock options at an average exercise price of $3.35 per share.

The Company expects to continue to invest a significant amount of cash to continue its product development efforts, especially as it pertains to the development of its Hyperkernel, OpenControl and Paragon software products, and also for scheduled enhancements and extensions of the Company's Industrial Control Computer product line.


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

Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to automotive manufacturing, demand for the Company's products and services, the ability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures, raw material price increases, delays in the introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, inability to attract or retain sales and/or engineering talent, successful integration of the former Intec products with Nematron's products, changes in customer requirements and evolving industry standards.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     As disclosed in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996, Xycom, Inc. had filed suit against the Company and Universal Automation, Inc. ("UAI") in the Circuit Court for the County of Washtenaw, State of Michigan. The suit alleged, among other things, that the Company disclosed confidential information of Xycom and failed to notify Xycom of the transfer of certain intellectual property, including the FloPro patent, in connection with the Company's acquisition of UAI. The suit was settled on March 14, 1997, with each party bearing its own legal expenses. The Company's costs of settlement were immaterial. In addition, Nematron's NemaSoft subsidiary agreed to grant a non-exclusive technology license for its patented flowchart programming technology to a Xycom unit. No other rights related to copyrights were granted.


ITEM 2:  CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities

     The Company issued 587,594 shares of Company common stock and 124,998 warrants to the former stockholders of Intec Controls Corp. in connection with the acquisition of Intec. See Note 8 of Notes to consolidated Financial Statements. The warrants expire on February 20, 2000, and have an exercise price of $6.73 per share. The Company issued the common stock and warrants to Intec's stockholders without registration under the Securities Act of 1933 (the "Act), in reliance upon Section 4(2) of the Act and Section 506 of Regulation D. The Company relied, upon these exemptions based upon the limited number of Intec stockholders, the provision of financial and other information concerning the Company to the stockholders, investment representations made by the stockholders, the lack of general solicitation, and actions taken by the Company to restrict resale of the securities without registration, including the placement of restrictive legends on the securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  On April 17, 1997, the Company held its Annual Meeting of Shareholders.

(b) The following persons were nominated and elected as directors at the Annual Meeting. Also presented is a tabulation of the results of the voting on the nominees:

            Nominee         Votes For  Votes Withheld    Total

     Frank G. Logan, III    3,842,841   120,289          3,963,130
     Douglas B. Juanarena   3,842,735   120,395          3,963,130
     Joseph J. Fitzsimmons  3,842,506   120,624          3,963,130

(c) Two proposals were voted upon at the annual meeting. Brief descriptions of the two proposals and the results of the voting thereon are as follows:

     PROPOSAL TO AMEND THE 1993 STOCK OPTION PLAN TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK RESERVED FOR ISSUANCE UNDER THE 1993 PLAN FROM 750,000 SHARES TO 950,000 SHARES, AND IMPOSE A LIMIT ON THE NUMBER
     OF OPTIONS THAT MAY BE GRANTED TO SALARIED EMPLOYEES.

     The results of shareholder voting on the above proposal were as follows:

                                                Votes

                        For the proposal      1,831,146
                        Against the proposal    261,290
                        Non-votes             1,842,505
                        Abstentions              28,189

      PROPOSAL TO AMEND THE 1993 DIRECTORS STOCK OPTION PLAN TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK RESERVED FOR ISSUANCE UNDER THE 1993 PLAN FROM 20,000 SHARES TO 120,000 SHARES.

     The results of shareholder voting on the above proposal were as follows:

                                                Votes

                        For the proposal      1,852,608
                        Against the proposal    317,740
                        Non-votes             1,760,089
                        Abstentions              32,693


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits included herewith are set forth on the Index to Exhibits, which index is incorporated by reference.

(b)  Reports on Form 8-K.

      February 26, 1997           Current report under Item 5 reflecting the
                                  February 21, 1997 press release reporting that Nematron Corporation signed a definitive agreement to acquire Intec Controls Corp.



ALL OTHER ITEMS OMITTED ARE NOT APPLICABLE OR THE ANSWERS THERETO ARE NEGATIVE.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NEMATRON CORPORATION

                             BY:


MAY 14, 1997                 /S/ FRANK G. LOGAN, III
------------                 -----------------------------------------
DATE                         FRANK G. LOGAN, III, PRESIDENT & CEO
                             (DULY AUTHORIZED OFFICER)

MAY 14, 1997                 /S/ DAVID P. GIENAPP
------------                 -----------------------------------------
DATE                         DAVID P. GIENAPP, CHIEF FINANCIAL OFFICER
                             (CHIEF ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS



EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
--------------      ----------------------

     2.1 Agreement and Plan of Merger, dated as of February 20, 1997, by and among the Company, NemaSoft, Intec, Thomas W.
                    Kraus and Robert O Mick, as amended March 28, 1997,
                    incorporated by reference to Exhibit     to Form 8-K filed
                    April 10, 1997

     4.1 Revolving Credit Note entered into as of February 12, 1997, between Nematron Corporation and KeyBank National Association

     4.2 Term Note entered into as of February 12, 1997, between Nematron Corporation and KeyBank National Association

     4.3 Revolving Credit Note (Equipment Line of Credit) entered into as of February 12, 1997, between Nematron Corporation and KeyBank National Association

     4.4            Form of Warrant issued as of March 31, 1997 to Intec
                    shareholders, incorporated by reference to Exhibit     to
                    Form 8-K filed April 10, 1997

    10.1 Nematron Corporation 1993 Stock Option Plan, as amended and restated March 1997.

    10.2 Nematron Corporation 1993 Directors Stock Option Plan, as amended and restated March 1997.

    10.3 Registration Rights Agreement, dated as of March 31, 1997, between Nematron Corporation and former stockholders of Intec Controls Corp.


    10.4 Employment and Noncompetition Agreement, dated as of March 31, 1997, between NemaSoft, Inc., and Thomas Kraus.

    11              Computation of Earnings Per Share

    27              Financial Data Schedule