Form 10QSB
period 1997-06-30
NEMATRON CORP
filed 1997-08-14
CIK 892832

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

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

       No par value Common Stock: 5,318,656 SHARES AS OF AUGUST 11, 1997

Transitional Small Business Disclosure Format:  [ ] YES    [X] NO

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NEMATRON CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      JUNE 30, 1997 AND SEPTEMBER 30, 1996


                                                                 JUNE 30,     SEPTEMBER 30,
                                                                   1997            1996
                                                                (UNAUDITED)     (AUDITED)
                      ASSETS
Current Assets:
   Cash and cash equivalents                                     $3,519,627     $3,942,963
   Accounts receivable, net of allowance for doubtful
       accounts of $258,000 at June 30, 1997, and
       $115,000 at September 30, 1996                             5,447,208      5,989,708
   Inventories (Note 2)                                           5,733,053      4,520,937
   Prepaid expenses and other current assets                        588,969        750,995
-------------------------------------------------------------------------------------------
Total Current Assets                                             15,288,857     15,204,603

Property and Equipment, net                                       4,227,729      3,384,285

Other Assets (Note 7):
   Capitalized software, net of accumulated amortization
       of $751,000 at June 30, 1997, and $611,022
       at September 30, 1996                                      6,257,243      4,426,257
   Other intangible assets, net of accumulated amortization
       of $766,000 at June 30, 1997 and $580,954
       at September 30, 1996                                      2,509,736      1,199,200
------------------------------------------------------------------------------------------
Net Other Assets, net                                             8,766,979      5,625,457
------------------------------------------------------------------------------------------

Total Assets                                                    $28,283,565    $24,214,345
==========================================================================================

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable to bank (Note 3)                                $ 1,300,000    $        -0-
   Accounts payable                                               2,375,696      1,661,120
   Other accrued liabilities                                      1,966,498        671,678
   Current maturities of long-term debt (Note 3)                    701,931        158,340
------------------------------------------------------------------------------------------
Total Current Liabilities                                         6,344,125      2,491,138

Long-Term Debt, less current maturities (Note 3)                  3,762,655      3,993,309
------------------------------------------------------------------------------------------
Total Liabilities                                                10,106,780      6,484,447

Stockholders' Equity (Notes 5 and 8):
   Common stock, no par value, 15,000,000 shares authorized
       and 5,318,656 shares issued and outstanding at June 30,
       1997; 8,000,000 shares authorized and 4,558,248 shares
       issued and outstanding at September 30, 1996              21,561,209     17,572,814
   Foreign currency translation adjustment                           (3,453)       (85,518)
   Retained earnings (accumulated deficit)                       (3,380,971)       242,602
------------------------------------------------------------------------------------------
Total Stockholders' Equity                                       18,176,785     17,729,898
------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                      $28,283,565    $24,214,345
==========================================================================================

                              NEMATRON CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996


                                    THREE MONTHS  THREE MONTHS  NINE MONTHS    NINE MONTHS
                                        ENDED        ENDED         ENDED          ENDED
                                       JUNE 30,     JUNE 30,      JUNE 30,      JUNE 30,
                                        1997          1996          1997          1996
                                     (UNAUDITED)  (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Net Revenues                          $5,981,613    $5,143,096   $16,167,741    $15,214,514

Cost of Revenues                       3,211,692     2,959,649     9,171,169      8,607,220
-------------------------------------------------------------------------------------------

Gross Profit                           2,769,921     2,183,447     6,996,572      6,607,294

Operating Expenses:
   Product development costs             583,560       306,400     1,558,786        909,486
   Selling, general and
       administrative                  2,685,084     1,614,343     6,436,038      4,965,355
-------------------------------------------------------------------------------------------
Total Operating Expenses               3,268,644     1,920,743     7,994,824      5,874,841
-------------------------------------------------------------------------------------------

Operating Income (Loss)                 (498,723)      262,704      (998,252)       732,453

Other Income (Expense):
   Write off of in-process research
     and development costs relating
     to Intec acquisition (Note 7)            -0-           -0-   (1,655,000)            -0-
   Write off of in-process research
     and development costs relating
     to VTS acquisition (Note 7)        (400,000)           -0-     (400,000)            -0-
   Loss on closing of European
     office (Note 6)                          -0-           -0-     (149,814)            -0-
   Interest expense                     (110,846)     (176,446)     (271,249)      (497,848)
   Debt retirement (Note 3)                   -0-           -0-     (122,340)            -0-
   Interest and other income              43,205        17,177       109,585         13,418
   Foreign currency gain (loss)          (11,084)           23      (136,503)       (13,846)
-------------------------------------------------------------------------------------------
Total Other Income (Expense)            (478,725)     (159,246)   (2,625,321)      (498,276)
-------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes       (977,448)      103,458    (3,623,573)       234,177

Taxes on Income (Note 4)                      -0-           -0-           -0-            -0-
-------------------------------------------------------------------------------------------

Net Income (Loss)                      $(977,448)     $103,458   $(3,623,573)   $   234,177
===========================================================================================

Earnings Per Share (Note 8)            $   (0.19)     $   0.03   $     (0.75)   $      0.06
===========================================================================================

                              NEMATRON CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                   NINE MONTHS ENDED     NINE MONTH ENDED
                                                                      JUNE 30, 1997         JUNE 30, 1996
                                                                       (UNAUDITED)           (UNAUDITED)
Cash Flows From Operating Activities:
Net income (loss)                                                       $ (3,623,573)       $   234,177
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities, net of acquisitions:
       Depreciation and amortization                                         918,676            608,607
       Write off of research and development costs (Note 7)                2,055,000
       Debt retirement expense                                               122,340
       Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                             1,218,885         (1,701,661)
           Inventories                                                    (1,190,010)          (679,270)
           Prepaid expenses and other current assets                         187,905             40,097
           Accounts payable                                                  508,080         (1,261,157)
           Other accrued liabilities                                         (71,280)             6,010
-------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities                          126,023         (2,753,197)

Cash Flows From Investing Activities:
   Acquisition of Intec Controls Corp. (Note 7)                              281,058
   Acquisition of Virtual-Time Software, Inc., net of
       $17,766 cash acquired (Note 7)                                        (82,234)
   Additions to capitalized software development costs                    (1,491,927)          (434,938)
   Additions to property and equipment                                    (1,071,193)          (626,878)
   Additions to other intangible assets                                     (114,154)
-------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                     (2,478,450)        (1,061,816)

Cash Flows From Financing Activities:
   Proceeds from borrowings                                                2,337,272          1,860,000
   Increase (decrease) in notes payable to bank                            1,300,000         (2,450,000)
   Proceeds from exercise of common stock options and warrants               279,384            440,435
   Net proceeds from sale of common stock                                                     9,551,604
   Payments of long-term debt                                             (2,069,630)          (536,199)
   Payment of deferred financing fees                                                          (165,780)
-------------------------------------------------------------------------------------------------------
Net Cash Provided From Financing Activities                                1,847,026          8,700,060

Foreign Currency Translation Effect on Cash                                   82,065            (34,237)
-------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash and Cash Equivalents                        (423,336)         4,850,810
Cash and Cash Equivalents at Beginning of Period                           3,942,963             78,258
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                              $  3,519,627        $ 4,929,068
=======================================================================================================



                                                          Continues on next page

                              NEMATRON CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996 - CONTINUED


                                                             NINE MONTHS ENDED          NINE MONTH ENDED
                                                               JUNE 30, 1997              JUNE 30, 1996
                                                                 (UNAUDITED)               (UNAUDITED)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                         $  331,625                    $475,807
Cash paid for income taxes                                             -0-                         -0-

FINANCING AND INVESTING ACTIVITIES REGARDING THE ACQUISITION OF INTEC CONTROLS CORP. (NOTE 7):

   Cash acquired                                               $  281,058
   Non-cash assets and liabilities acquired:
       Current assets, other than cash                            724,369
       Property and equipment                                     305,309
       Software development costs, including in-process R&D     2,003,092
       Other intangible assets                                  1,407,000
       Current liabilities                                       (979,673)
       Long term debt                                              (5,950)
                                                               ----------
   Purchase price, including $430,000 of accrued costs         $3,735,205
                                                               ==========


FINANCING AND INVESTING ACTIVITIES REGARDING THE ACQUISITION OF VIRTUAL-TIME SOFTWARE, INC. (NOTE 7):




    Cash acquired                                              $   17,766
    Non-cash assets and liabilities acquired:
       Property and equipment                                      15,746
       Software development costs, including in-process R&D       475,000
       Other intangible assets                                    197,562
       Current liabilities                                        (12,074)
                                                               ----------
    Purchase price, including $190,000 of accrued costs        $  694,000
                                                               ==========

                              NEMATRON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Europa BV, a Netherlands corporation ("NEBV"), and NemaSoft, Inc. and Imagination Systems, Inc., Michigan corporations. During the second quarter of fiscal 1997, the Company ceased operations of NEBV. As explained more fully in
Note 7, on March 31, 1997, the Company acquired Intec Controls Corp. ("Intec") and on June 18, 1997, the Company acquired Virtual-Time Software, Inc. ("VTS") by merging each of those corporations into a wholly-owned subsidiary of the Company. Operations of Intec and VTS are included in the accompanying financial statements since the dates of their acquisitions. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three-month and nine-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

Inventories consist of the following at June 30, 1997 and September 30, 1996:


                   CATEGORY               JUNE 30, 1997   SEPT. 30, 1996
        Purchased parts and accessories      $3,489,352      $2,734,974
        Finished goods and service stock      1,428,066       1,436,774
        Work in process                         815,635         349,189
                                             ----------      ----------

        Total inventory                      $5,733,053      $4,520,937
                                             ==========      ==========



NOTE 3 - SHORT-TERM AND LONG-TERM DEBT

The Company negotiated an expansion of its existing credit facility and entered into a new Loan Agreement as of February 12, 1997 (the "Agreement"). The Agreement allows borrowings under the line of credit of up to $6,000,000. Borrowings under this facility bear interest at 2.5% over LIBOR and are secured by substantially all assets and a second mortgage on the Company's Ann Arbor facilities. The Agreement expires February 28, 1998. Amounts borrowed under the credit facility totaled $1,300,000 at June 30, 1997.

Long-term debt includes the following debt instruments:


            CATEGORY                                      JUNE 30, 1997   SEPT. 30, 1996
     Mortgage loan payable to bank                          $2,193,246      $2,300,000
     Subordinated notes payable                                     -0-      1,800,000
     Term note                                               1,680,000              -0-
     Equipment note                                            508,404              -0-
     Capitalized lease obligations and other notes              82,936          51,649
                                                            ----------      ----------
                                                             4,464,586       4,151,649
     Less current maturities                                  (701,931)       (158,340)
                                                            ----------      ----------

     Long-term debt, less current maturities                $3,762,655      $3,993,309
                                                            ==========      ==========


On February 12, 1997, the Company entered into a term note agreement in the amount of $1,800,000 with its primary bank. The purpose of the loan was to pay off the 12% subordinated debt, on which there was $122,340 of remaining debt financing costs that were being amortized over the term of the subordinated debt. The note issued under the new agreement bears interest at LIBOR plus 2.50%, which at June 30, 1997 was approximately 8.2%. The note is payable in monthly installments of $30,000 plus interest, with the final payment due February 1, 2002.

On March 31, 1997, the Company entered into an arrangement with its primary bank for an equipment line of credit to finance the purchase of certain computer equipment. The total amount advanced under this line was $537,272. The note is payable in monthly installments of $13,300, including interest at the prime rate, currently 8.5%, through April 30, 2002.


NOTE 4 - ACCOUNTING FOR INCOME TAXES

There was no current tax benefit for the three and nine month periods ended June 30, 1997 because of the uncertainty that the associated deferred tax asset would not be realized.

At September 30, 1996, the Company had NOLs of approximately $5,700,000 that may be applied against future taxable income. The NOLs expire beginning 2003 through 2011. Utilization of these carryforwards is subject to annual limitations under current Internal Revenue Service regulations.


NOTE 5 - CHANGE IN COMMON STOCK

The increase in common stock during the nine months ended June 30, 1997 is due to the following:


                                                               SHARES
                                                             OUTSTANDING       AMOUNT
       Balance at October 1, 1996                              4,558,248      $17,572,814
       Shares issued in connection with
        exercise of warrants                                      44,647          170,922
       Shares issued in connection with
        exercise of options                                       73,949          190,713
       Shares retired in connection with
        exercise of options                                      (13,083)         (82,251)
       Shares issued in connection with
        acquisition of Intec Controls Corp.                      587,594        3,305,205
       Shares issued in connection with
        acquisition of Virtual-Time Software, Inc.                67,301          403,806
                                                              ----------      -----------

       Balance, June 30, 1997                                  5,318,656      $21,561,209
                                                              ==========      ===========

NOTE 6 - CLOSING OF EUROPEAN OFFICE

During the second quarter of fiscal 1997, the Company ceased operations of NEBV, its wholly-owned subsidiary. In connection therewith, the Company incurred a loss of approximately $150,000. As a result of the liquidation of the NEBV operations, the Company also recognized a foreign currency loss of approximately $92,000 that had previously been recorded as a component of stockholders' equity. The United Kingdom operations of the former Intec operations will serve as a base for the Company's operations in Europe. See
Note 7.


NOTE 7 - ACQUISITIONS

Virtual-Time Software, Inc.

Effective June 18, 1997, the Company completed its acquisition of Virtual-Time Software, Inc. of Santa Clara, California. VTS is a software developer and seller of real-time operating system products which provide high speed deterministic performance to Microsoft's Windows operating systems. Under the terms of the related agreement, VTS was merged into the Company's Imagination Systems, Inc. subsidiary and the VTS stock was retired. In connection with the acquisition and a related non-competition agreement with VTS's president, the Company paid cash totaling $100,000 and issued 67,301 shares of Nematron stock to VTS's shareholders. Such shares represent 1.3% of the total shares outstanding immediately after the acquisition.

The purchase price of the net assets of VTS, including expenses incurred in connection with the acquisition, was approximately $694,000. The acquisition of VTS has been accounted for as a purchase and approximately $668,000 of intangible assets have been recorded. In connection with the acquisition, the Company took, in the quarter ended June 30, 1997, a charge against earnings of $400,000 relating to acquired in-process research and development costs.

The allocation of the purchase price of VTS to assets and liabilities acquired was made on a preliminary basis by Company management. The final allocation of the purchase price is subject to adjustments as certain estimates are finalized. The final allocation will be determined based upon a valuation report prepared by an independent valuation firm, and such report is expected prior to the end of the fiscal year.

Intec Controls Corp.

Effective March 31, 1997, the Company completed its acquisition of Intec Controls Corp. ("Intec") of Walpole, Massachusetts, a supplier of high performance regulatory control software solutions used primarily by process industries located in the United States and Europe. Under the terms of the agreement, Intec was merged into the Company's NemaSoft subsidiary and the Intec stock was retired. The Company issued 587,594 shares of Nematron common stock to Intec's shareholders, and such shares represent 11.3% of the total shares outstanding immediately after the acquisition. In addition to the issuance of common stock to former Intec shareholders, the Company issued warrants to Intec's shareholders to purchase an additional 124,998 shares of Nematron common stock at $6.73 per share. The warrants expire February 20, 2000.

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

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions of VTS and Intec had occurred on October 1, 1995, the earliest period presented herein, and does not purport to be indicative of what would have occurred had the acquisitions actually been consummated at that date or the Company's future results of operations.


                                     Three Months    Three Months  Nine Months   Nine Months
                                         Ended          Ended         Ended         Ended
                                        June 30,       June 30,      June 30,      June 30,
                                          1997           1996          1997          1996
    Revenues                            $5,986,000      $6,313,000   $18,139,000   $18,619,000
    Net income (loss)                   $ (623,000)     $  224,000   $(1,126,000)  $(1,954,000)
    Primary income (loss) per share     $    (0.12)     $     0.06   $     (0.22)  $     (0.54)



NOTE 8 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding for each period presented. The weighted average number of shares outstanding for each period is as follows:


                                        JUNE 30,    JUNE 30,
                                          1997        1996
                 Three months ended    5,234,779    3,372,683
                 Nine months ended     4,802,887    3,051,788


Fully diluted earnings per share is not presented because the computation results in the same amounts as primary earnings per share or the amounts are anti-dilutive. Common stock equivalents are not included in the earnings per share calculation until the market price of the Company's common stock exceeds the exercise price of the common stock equivalents for substantially all of the three consecutive months ending with the last month of the period to which per share data relate. For purposes of this calculation, the market price of the Company's common stock was determined for the three months and nine months ended June 30, 1997 as the last reported sale price of the Company's stock on the Nasdaq National Market, and for the three months and nine months ended June 30, 1996 as the last reported sale price of the Company's stock on the Nasdaq SmallCap Market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1997 COMPARED WITH
THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1996

Net revenues for the three and nine month periods ended June 30, 1997 increased $838,500 (16.3%) and $953,200 (6.3%), respectively, compared to the same periods last year. The increase in net revenues in both of the three-month and nine-month periods is primarily attributable to the net revenues from the operations of the former Intec Controls Corp. ("Intec") and Virtual-Time Software, Inc. ("VTS"), (collectively, the "Acquired Companies"), which were acquired by the Company on March 31, 1997 and June 18, 1997, respectively. The increase in revenues from the Acquired Companies was partially offset by a decrease in revenues due to the closing of the Company's operations in The Netherlands. Over 60% of the Company's existing product line consists of products developed in the last 24 months. At June 30, 1997, the Company's backlog was $3.4 million, compared to a $2.6 million backlog at September 30, 1996. New product introductions announced during the most recent quarter have generated a heightened interest in the Company's hardware and software products, and management expects that sales from such products, including the OpenControl and Hyperkernel software products, will lead to increased software sales over the next several quarters compared to the comparable quarters of the previous year.

Gross profit for the three and nine month periods ended June 30, 1997 increased $586,500 and $389,300, respectively, over the same periods last year. Gross profits as a percentage of revenues in the three and nine month periods ended June 30, 1997 were 46.3% and 43.3%, respectively, versus 42.5% and 43.4%, respectively, in the same periods last year. The increase in margin in the current period was due primarily to the increased revenues from high margin software products, and the slight erosion in margins for the nine month period ended June 30, 1997 was due primarily to pricing pressure on hardware products which more than offset the improvements resulting from the more favorable revenue mix. Overall, the mix of net revenues continues to reflect the Company's strategy to increase the amount of higher margin software sales as a percentage of total revenues. This shift in revenue mix is supported by changes in the Company's marketing and sales efforts, its heavy emphasis on new product development and its acquisition of the Acquired Companies. Management expects that margins on stand-alone hardware products will continue to erode at or greater than the current rate, but when such hardware is bundled with the Company's proprietary software and as sales of software products increase, total gross margins will improve.

Total operating expenses for the three and nine month periods ended June 30, 1997 increased $1,347,900 (70.2%) and $2,120,000 (36.1%), respectively, over the comparable periods last year primarily as a result of operations of the Acquired Companies for the periods presented, higher salaries, increased sales and marketing costs, and increased product development efforts. Operations of the Acquired Companies contributed $780,100 of the increased operating expenses in the three and nine month periods ended June 30, 1997. During the three and nine month periods ended June 30, 1997, the Company made significant marketing efforts and incurred significant sales costs in anticipation of its new software product roll out efforts. The Company intends to continue to invest heavily in product development efforts and in marketing and sales activities at no less than the current rate of increase, and expects to continue to release upgrades and enhancements to existing product offerings when appropriate.

Interest expense for the three month period ended June 30, 1997 decreased to $110,800 compared to $176,400 for the comparable period last year. Likewise, for the nine month period ended June 30, 1997, interest expense decreased to $271,200 from $497,800. Such decreases were due to reduced average borrowing levels and lower effective interest rates. A total of $1,800,000 of subordinated debt carrying an interest rate of 12% was replaced with a 5-year term loan, which carries an adjustable interest rate that approximated 8% at June 30, 1997. Costs to acquire the subordinated debt were written off in the second quarter and totaled $122,000.

The Company incurred charges of $400,000 in the third quarter and $1,655,000 in the second quarter of fiscal 1997 to write off in-process research and development costs acquired in the VTS and Intec acquisitions, respectively, and during the nine months ended June 30, 1997 incurred a loss of $242,000, including the effect on foreign currency, related to the closing of the Company's Netherlands-based subsidiary and liquidation of its assets .

Interest and other income, net of expenses, of $43,200 and $109,600, respectively, was earned in the three and nine month periods ended June 30, 1997. This compares to interest and other income of $17,000 and $13,000, respectively, in the comparable periods last year. The income is largely attributable to the investment of available cash in interest-bearing cash equivalent securities.


ACQUISITIONS

Virtual-Time Software, Inc.

Effective June 18, 1997, the Company completed its acquisition of Virtual-Time Software, Inc. of Santa Clara, California. VTS is a software developer and seller of real-time operating system products which provide high speed deterministic performance to Microsoft's Windows operating systems. Under the terms of the related agreement, VTS was merged into the Company's Imagination Systems, Inc. ("ISI") subsidiary. In connection with the acquisition and the related non-competition agreement with VTS's president, the Company paid cash of $100,000 and issued 67,301 shares of Nematron common stock at $6.00 per share to the former VTS shareholders.

The purchase price of the net assets of VTS, including expenses incurred in connection with the acquisition, was approximately $694,000. The acquisition of VTS has been accounted for as a purchase and approximately $668,000 of intangible assets have been recorded. In connection with the acquisition, the Company took, in the quarter ended June 30, 1997, a charge against earnings of $400,000 relating to acquired in-process research and development costs.

VTS's products and technology are being integrated into the current ISI product line of real-time deterministic software products for Windows operating systems. The RT-WIN product line allows other commercially available real-time kernels to run concurrently with Microsoft's Windows 95 operating system. The addition of the VTS technology and the capability of the acquired staff broaden ISI's current product offerings and enhance its future capability to cover a wider range of Microsoft operating systems and to develop other real-time factory and consumer automation solutions.


Intec Controls Corporation

Effective March 31, 1997, the Company completed its acquisition of Intec Controls Corp. of Walpole, Massachusetts, a supplier of high performance regulatory control software solutions used primarily by process industries located in the United States and Europe. Under the terms of the agreement, Intec was merged into the Company's NemaSoft, Inc. subsidiary and the Company issued 587,594 shares of Nematron common stock and warrants to purchase an additional 124,998 shares of Nematron common stock at $6.73 per share to the former Intec stockholders. The warrants expire February 20, 2000.

The purchase price of the net assets of Intec, including expenses incurred in connection with the acquisition, was approximately $3,735,000. The acquisition of Intec has been accounted for as a purchase and approximately $3,410,000 of intangible assets have been recorded. In connection with this acquisition, the Company took, in the quarter ended March 31,1997, a charge against earnings of $1,655,000 relating to acquired in-process research and development costs.

Intec's products are being integrated into the current NemaSoft product line of open architecture control and automation software products. The addition of Intec's product line significantly extends the scope of the Company's software offerings by extending the Company's reach into the process industries. It is anticipated that eventually all of NemaSoft's operations will be headquartered in Massachusetts. The costs to consolidate the operations on NemaSoft in Massachusetts are not expected to be significant.

In addition to the synergism anticipated in the United States, the acquisition of Intec provides the Company with the opportunity to continue improvement of its European strategy. The former Intec facility in the United Kingdom will become the new European headquarters for the Company and NemaSoft. The Company's Netherlands-based office, which operated at a loss for a number of years, has ceased operations, and its business will be carried on by personnel located in the United States and the United Kingdom.


LIQUIDITY AND CAPITAL RESOURCES

Nematron has working capital of approximately $8,900,000 at June 30, 1997 compared to $12,700,000 at September 30, 1996. The decrease in working capital is due primarily to the Company's investment in its software development efforts and in information technology resources. Primary sources of near-term liquidity are cash from operations and the Company's $6,000,000 bank line of credit, of which $4,700,000 was unused at June 30,1997. Amounts borrowed under the credit facility bear interest at LIBOR plus 2.5% (8.2% at June 30, 1997). The line of credit facility expires on February 28, 1998. The Company believes it will be able to renew the facility at that date on terms and conditions that are no less favorable than the current facility.

Accounts receivable at June 30, 1997 decreased $542,500 from the $5,989,700 balance at September 30, 1996 primarily due to cash collection efforts, partially offset by the increase of $807,800 in accounts receivable balances as a result of the acquisition of the Acquired Companies. Inventories increased $1,212,100 in anticipation of the Company's needs next quarter and the increase in the Company's backlog.

Current liabilities at June 30, 1997 increased $3,853,000 from the $2,491,100 balance at September 30, 1996. Approximately $1,240,500 of this increase is associated with the acquisition of the Acquired Companies. Current maturities of long term debt increased $543,600, due to the new term note agreement and the new equipment line of credit. In addition, borrowings on the line of credit totaled $1,300,000 at June 30,1997.

Long-term debt, less current maturities, decreased a total of $230,700 at June 30, 1997 due to the net effect of reductions caused by the refinancing of the subordinate debt with term notes that contain a current maturity of $360,000, and scheduled debt repayments and new term notes to finance equipment purchases.

The Company expects to continue to invest a significant amount of cash to continue its product development efforts, especially in connection with the development and enhancements of its Hyperkernel, OpenControl and Paragon software products. Also, the Company intends to continue its investment begun in the current year in internal information technology products, including state of the art computer and other communication systems.


Uncertainties Relating to Forward Looking Statements

"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section and in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996.

Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to automotive manufacturing, demand for the Company's products and services, the ability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures, raw material price increases, delays in the introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, inability to attract or retain sales and/or engineering talent, successful integration of the Acquired Companies' products with Nematron products, changes in customer requirements and evolving industry standards.

                          PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

The Company issued 67,301 shares of its common stock to the former stockholders of Virtual-Time Software, Inc. ("VTS") in connection with the merger of VTS into a wholly owned subsidiary of the Company on June 18, 1997. The Company issued the common stock to VTS's stockholders without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon Section 4(2) of the Act. The Company relied upon this exemption based upon the limited number of VTS stockholders, the provision of financial and other information concerning the Company to the VTS stockholders, investment representations made by the stockholders, the lack of general solicitation, and actions taken by the Company to restrict resale of the securities without registration, including the placement of restrictive legends on the share certificates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 17, 1997. The results of the meeting were disclosed in the Company's Form 10-QSB for the period ended March 31, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The exhibits included herewith are set forth on the Index to Exhibits.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on April 11, 1997 disclosing information under Item 2 regarding the acquisition of Intec Controls Corp. No financial statements were included therein.


ALL OTHER ITEMS OMITTED ARE NOT APPLICABLE OR THE ANSWERS THERETO ARE NEGATIVE.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEMATRON CORPORATION

                                   BY:

AUGUST 13, 1997                    /s/ FRANK G. LOGAN, III
-------------------------          -------------------------------------------
DATE                               FRANK G. LOGAN, III, PRESIDENT & CEO
                                   (DULY AUTHORIZED OFFICER)


AUGUST 13, 1997                    /s/ DAVID P. GIENAPP
-------------------------          --------------------------------------------
DATE                               DAVID P. GIENAPP, EXECUTIVE VP-FINANCE
                                   AND ADMINISTRATION (CHIEF ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS


Exhibit Number         Description of Exhibit
--------------         ----------------------

    2.1 Agreement and Plan of Merger, dated as of June 13, 1997, by and among the Company, Imagination Systems, Inc., Virtual-Time Software, Inc. and certain VTS Shareholders

    11                 Computation of Earnings Per Share

    27                 Financial Data Schedule