Form 10KSB
period 1997-09-30
NEMATRON CORP
filed 1997-12-29
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the fiscal year ended SEPTEMBER 30, 1997
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the transition period from                   to

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

                                 (734) 994-0501
                           (Issuer's telephone number)

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

         Issuer's revenues for its most recent fiscal year:  $20,875,397

         The aggregate market value of the voting stock held by non-affiliates as of December 20, 1997, computed by reference to the closing price of such stock on such date as quoted on the Nasdaq Stock Market National Market, was approximately $17,220,000. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 5% of the outstanding Common Stock are assumed to be affiliates.

         The number of shares outstanding of the issuer's Common Stock on December 20, 1997 was 5,339,538.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             Part of Form 10-KSB Into
      Document                               Which the Document is Incorporated
      --------                               ----------------------------------
Portions of Proxy Statement
for the 1998 Annual Meeting of                           Part III
Shareholders to be Held February 27, 1998
(the "1998 Proxy Statement")
         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT [ ] Yes [ X ] No

================================================================================

                                     PART I
ITEM 1.  BUSINESS.

         This Business section contains forward looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed below and in "Management's Discussion and Analysis of Operations Uncertainties Relating to Forward Looking Statements."

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

         During the year ended September 30, 1995, the Company completed two acquisitions, the merger of Imagination Systems, Inc., a Virginia corporation ("Imagination"), into the Company, and the merger of Universal Automation, Inc. ("UAI"), into the Company's wholly-owned subsidiary, NemaSoft, Inc. ("NemaSoft").

         During the year ended September 30, 1996, the Company formed a new wholly-owned subsidiary, Imagination Systems, Inc., a Michigan corporation ("ISI"), which remained a shell company until 1997.

         During the year ended September 30, 1997, the Company completed two acquisitions, the merger of Intec Controls Corp. into the Company's wholly-owned subsidiary, NemaSoft, and the merger of Virtual-Time Software, Inc. into ISI.

         The Company's principal executive offices are located at 5840 Interface Drive, Ann Arbor, Michigan, and its telephone number is (734) 994-0501.


         GENERAL

         Nematron designs, manufactures and markets factory automation products, including computer hardware and software products. Its industrial computers and terminals are called Industrial Workstations(TM), which are "ruggedized" computers with built-in displays, keyboards or other forms of operator input. Industrial Workstations are used by operators in industrial processing and in factory floor environments to monitor and control machine and cell level operations. Nematron's software products, which have been sold under the trade names of OpenControl(TM), Hyperkernel(TM), Paragon (TM), FloPro(R), and PowerVIEW(TM), are sold to industrial users for operator interface, direct machine control and supervisory control, and its AutoNet(TM) software product is used in test and measurement environments.

         The primary focus of Industrial Workstations is on applications where the extremes of temperature, shock and vibration, high humidity, airborne contaminants and physical abuse or hard use require the use of equipment that has been specially designed to operate more reliably than commercial grade equivalents. The Company's industrial computer products are used in industrial manufacturing and process automation, specifically relating to operator-machine interface and direct machine control applications. The Company incorporates electronic technology and software in its Industrial Workstation products to satisfy a broad variety of customer applications ranging from the replacement of traditional hardwired push buttons, lights and gauges that can be used with a single machine or local process, to advanced industrial computer-based systems that provide supervisory control, direct control and networking capabilities over a large number of machines.

         The Company had six main software products used in the industrial and factory automation workplace, all of which were developed by the Company or acquired. These products are marketed under the trade names OpenControlTM, Hyperkernel(TM), Paragon (TM), FloPro(R), PowerVIEW(TM) and AutoNet(TM). Additionally, most of the Company's Industrial Workstations contain proprietary software embedded in the products as firmware which is not sold separately. All six shrink-wrap products can be run on Nematron's computers or those of most other manufacturers.

         The Company's OpenControl software product allows operators to leverage PC-based software packages, such as Windows NT and many popular Supervisory Control and Data Acquisition ("SCADA") and Man-Machine Interface ("MMI") programs. OpenControl allows the use of standard networking products and connectivity to the Internet or corporate-wide Intranet systems using a modular approach for open control architecture applications. Hyperkernel allows software developers to integrate highly deterministic real-time applications into the Microsoft's Windows NT operating system and enables devices such as robots, process controllers and motion control systems to be configured as application servers on any standard network system. The Company's
Paragon software product is a SCADA package which regulates control and management of process information. Paragon was developed by Intec, which the Company acquired through a merger of Intec into the Company's wholly-owned NemaSoft subsidiary in March, 1997. The Company's FloPro software product is a flowchart programming and direct machine control software product developed by UAI, which the Company acquired through a merger of UAI into a wholly-owned subsidiary in September, 1995. The Company's PowerVIEW product, first released by the Company in 1996, is a powerful and comprehensive 32-bit Windows NT and Windows `95-based application development system for factory floor operator interface applications. The Company's AutoNet software product is a test and measurement server which allows for data acquisition and real time processing of data and for performing multiple functions at high speed while graphically displaying such real time information through a wide variety of configurable graphic instruments, trends and Cartesian plots. AutoNet was developed by Imagination, which the Company acquired by merger in March, 1995.

         The Company consists of three operating units at five locations.

         The Company's headquarters are in Ann Arbor, Michigan and employees located there are responsible for product development, administration, finance, accounting, personnel, computer manufacturing, customer service, corporate purchasing, corporate quality, corporate marketing, corporate-wide sales and international business development.

         The Company's software development and software manufacturing for its Nematron and NemaSoft products are conducted primarily at its Walpole, Massachusetts and Virginia Beach, Virginia offices, although certain development activities are also performed at its Santa Clara, California and Hilliard, Ohio facilities. Software engineers and other employees located at these facilities are responsible for software product development, enhancement, maintenance, and reproduction of shrink-wrapped software.

         The Company's sales operations for the European marketplace are conducted in Chichester, United Kingdom, through Nematron, Ltd., which was a wholly-owned subsidiary of Intec which the Company acquired in March, 1997. Located south of London, its principal functions are European sales, distribution management, application engineering and customer service. Nematron, Ltd. is primarily operated as a cost center since allocation of gross product margins and operating and administrative expenses cannot be reasonably allocated to that entity or by region.

         The Company's sales and service operations for the European marketplace were formerly conducted in Maarssenbroek, Netherlands through Nematron Europa, BV ("NEBV"), which was a wholly-owned subsidiary of the Company. NEBV ceased operations in March, 1997. Located near Amsterdam, its principal functions were European sales, distribution management, application engineering and customer service. In March, 1996, administrative personnel in Ann Arbor became directly responsible for administrative activities of NEBV until these activities were assumed first by the Company's regional sales managers located in Europe and then by Nematron, Ltd.

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

         Virtually all of the Company's smaller and newer products use "flat panel" displays. Popularized by laptop personal computers, flat panels offer considerable space savings over CRTs with increased reliability. These products also provide immunity to shock, vibration, and electromagnetic interference. They are particularly well suited for applications with hazardous environments such as chemical plants, and in the presence of high electrical currents, such as in aluminum and steel processing applications. In the near future, management intends to convert virtually all of the Company's products to flat panel technology.

         While price and features can be important factors in a customer's purchase decision, reliability consistently ranks the highest. As a result, the Company expends significant effort on design verification and testing of new products and purchased subassemblies. In addition, management believes the Company is able to price its products competitively because of their higher quality, and hence lower warranty and repair work is required to be performed after the sale.

         CHARACTER-BASED PLC WORKSTATIONS AND REMOTE MESSAGE UNIT PRODUCTS

         Character-based PLC workstations and remote message unit products economically replace as few as five electro-mechanical push buttons, while also providing message display and alarm annunciation functions. All products in this class include flat panel displays. The Company internally developed the proprietary software for the products in the lower price range of this class of product. Most of these products are used with small PLCs for simple machine control, such as packaging equipment and small fabricating machines. Products in this class range in price from less than $500 to $2,300.

         Most of the Company's competitors in this segment are small companies with limited resources and market share. A few competitors, such as Allen-Bradley and Eaton IDT, have substantially greater resources than the Company, and offer competitive products in the upper end of the price range.

         Sales of low-end products in 1997 and 1996 amounted to 50% and 40%, respectively, of the Company's unit volume and 14% and 14%, respectively, of its dollar volume from unit sales. The Company expects a growth rate of 3 to 8% in this market segment in the next year, largely because industry analysts project similar growth in the small PLC market. To participate in this growth, the Company plans to maintain a modest level of product development effort, both to enhance existing products and to offer new models of character-based PLC workstations.

         INDUSTRIAL GRAPHICS TERMINALS AND PROGRAMMABLE OPERATOR INTERFACE PRODUCTS

         Industrial graphics terminals and programmable operator interface products include both CRT displays and keyboards. These products utilize the Company's proprietary hardware and software designs, which support either remote terminal operation with an intelligent host, or fully programmable operation to support PLC operator interface applications.

         Because several dozen large and small companies offer competing products in this market, competition is intense. Every major PLC company competes in this market, either with its own designs or with private-labeled products. Significant competitors include Allen-Bradley, Siemens and Eaton IDT. During 1997 sales of this class of product were comparable to fiscal 1996 levels, although since 1990, the Company's unit sales of mid-range products have declined over 25% due to the increased competition and now relatively older designs.

         Sales of industrial graphics terminals and programmable operator interface products in 1997 and 1996, amounted to 15% and 18%, respectively, of the Company's unit volume and 14% and 15%, respectively, of its dollar volume from unit sales. The Company expects a decrease of approximately 10% per year in this market segment due to the availability in future years of more sophisticated technology at lower costs.

         INDUSTRIAL PC PRODUCTS AND INDUSTRIAL CONTROL COMPUTER PRODUCTS

         Industrial PC products are fully integrated or modular rack-mount or bench-top PCs which provide Intel 80X86 architecture with processors ranging from 486DX-2/66 to Pentium 133, 166, 200 MHz or Pentium Pro 200 MHz processors, and CRT or flat-panel displays. Many of the high-end workstations are "bundled" with the Company's OpenControl, PowerVIEW, AutoNet or FloPro software products, all of which are described in the "Software Products" section hereof. For the remainder of the industrial PC products, customers run their systems with a choice of several third-party industrial monitoring and control software packages. Products in this class range in price from $2,000 to $10,000.

         Industrial Control Computers ("ICCs") were designed and developed by the Company beginning in 1995, and the Company began shipping them in late 1995. ICC products offer a 486DX2/66, Pentium 133, 166, 200 MHz or Pentium Pro 200 MHz or P24T Pentium Overdrive processors. They also are shipped with a variety of display options and a single motherboard featuring local bus architecture for integral SVGA video and IDE drive control circuits. The form of the units are NEMA 4 (water tight) construction and include a rugged, front-panel mouse-simulator or touch screen for cursor positioning. Many of the ICC products are "bundled" with OpenControl, FloPro, PowerVIEW or AutoNet software products. These units range in price from $2,000 to $7,000, varying primarily on the choice of display and the bundled software.

         Sales of these products in 1997 and 1996 amounted to 35% and 42%, respectively, of the Company's unit volume and 72% and 71%, respectively, of its dollar volume from unit sales.

         Management believes that while operator interface products will eventually migrate to PC based control and operator interface solutions that eliminate the PLC, the migration will not be complete for at least four to five years, and the market for industrial PC products will expand significantly. In response to this evaluation of the market, the Company will place substantial emphasis on further enhancements to Industrial PC and ICC products as cost effective replacements for existing, lower functionality, industrial workstations that complement, rather than replace, PLCs.

         Many competitors participate in the industrial PC product market, most notably IBM, Allen-Bradley, and Siemens. Many segments in this market are highly price-sensitive, especially in environments where commercial-grade products perform adequately. As the market expands, numerous competitive offerings will probably appear, putting downward pressure on prices and gross profit margins. The Company intends to continue providing industrial PC products for reliable operation in harsh environments.

         COMPUTER HARDWARE PARTS AND SERVICE

         The Company maintains an inventory of spare parts and service stock and dedicates approximately 25 service technicians and support personnel whose functions include technical advice regarding product applications and service and repair of returned computer and other hardware. With the increasing number of units in service in the marketplace due to the products' wide acceptance and long life, the shipment of spare parts and performing repair service on out-of-warranty product continues to be a significant part of the business.



         SOFTWARE PRODUCTS

         The software products described below, all of which were acquired or developed by the Company in the last three years, represent the cornerstone of the Company's shift in its strategic focus from that of relying solely on sales of Industrial Workstation products, which was the Company's strategy through 1994, to becoming a high value-added provider of bundled industrial PC hardware and Microsoft operating system-based software solutions. With the addition of the following products, plus the continued enhancement of existing products and the development of new software products, the Company is positioning itself to become a leading supplier of industrial automation software. The Company will attempt use its software and proven reliable PC hardware to help drive factory automation industry from PLC to PC based control.

         The Company's six main software products are used in the industrial and factory automation workplace. Additionally, most of the hardware products discussed above contain proprietary software embedded in the products as firmware which firmware is not sold as a separate product. All six shrink-wrap products may be run on Nematron's computers or on computers of most other manufacturers.

         Sales of software products in 1997 and 1996 amounted to 16% and 8%, respectively, of the Company's total revenue.

         OPENCONTROL(TM) SOFTWARE

         The Company's software product suite for open architecture, direct control of machines is called OpenControl(TM). OpenControl allows operators to leverage PC-based software packages, such as Windows NT and many popular Supervisory Control and Data Acquisition ("SCADA") and Man-Machine Interface ("MMI") programs, including the Company's proprietary Paragon SCADA product and its PowerVIEW MMI product. OpenControl allows the use of standard networking products and connectivity to the Internet or corporate-wide Intranet systems. OpenControl provides a modular approach for open control architecture applications. The product is comprised of a series of Visual Programming languages for control, the FloPro for Windows NT run-time control engine, and independent Device Network I/O servers. OpenControl's programming environment is the Visual Flowchart Language ("VFL"), a graphical control language that utilizes a structured development environment for machine control applications. VFL provides a functional and graphical programming environment compared to the aging ladder logic method by providing a wider variety of tools to graphically create a program that maximizes machine control. VFL is capable of integrating user created C programs and can generate IEC-1131 code as an output from flowcharts. FloPro for Windows NT is OpenControl's run-time engine, and is a 32-bit version of the original field-proven FloPro technology described below. FloPro for Windows NT is several times faster than its DOS-based predecessor and is based on the Hyperkernel real-time Windows NT technology. FloPro for Windows NT provides an advanced discrete manufacturing capability based on its fast and efficient logic solve, inherent integrated diagnostics and coordinated motion control capability. A variety of device networks and legacy PLC I/O systems are supported.

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

         Traditionally, many developers have used custom or proprietary operating systems and tools to gain high-speed determinism in their application development work. This meant that they were not able to leverage the extensive collection of tools and applications available for the desktop Windows/PC marketplace. With the Hyperkernel product, development in a mainstream operating system architecture is now practical.

         PARAGON(TM) SOFTWARE

         The Company's SCADA software is called Paragon (TM). Paragon was developed by Intec, which the Company acquired through a merger in March, 1997. Paragon is a software package which regulates control and management of process information. The software delivers high performance and reliability in networked applications with a scaleable database design. This open modular design and dynamic connectivity simplify integration into enterprise-wide networks. Paragon supports seamless cross-platform communication among operating systems from Windows NT to Windows 95 and OS/2 on the same network.

         Paragon competes with other software product offerings from other companies, most notably Wonderware and Intellution. However, the flexible feature set of Paragon and its networking capabilities provide users with advantages over competitive products. Paragon's built-in mechanisms allow data exchange with third-party applications through DDE, standards or programming languages. Paragon separates application functions into servers which acquire, generate and store information. Peer-to-peer communication between any client/server or server/server pair occurs without a central server.

         FLOPRO(R) SOFTWARE

         The Company's soft logic software is called FloPro(R). FloPro is a flowchart programming system which executes from personal computers and which was developed by UAI, which the Company acquired through a merger in September, 1995. FloPro is based upon the technology in Patent Number 4,852,047 "Continuous Flow Chart, Improved Data Format and Debugging System for Programming and Operation of Machines." The programming system is used to create, debug, document and execute control applications in an open architecture environment. Its open system architecture allows operators to interface it concurrently with many different input/output systems, motion controllers, message units and RF tag/bar code systems. FloPro simplifies machine control system development. The use of multiple flowcharts, each one handling a relatively simple task, allows for the concurrent development of applications by a team of control engineers. These flowcharts communicate with each other in a multi-tasking environment, which means that the control application is easy to create and understand. Additionally, FloPro is self documenting in that it is a programming language based on the flowcharts; there is no need to translate the flowcharts to ladder logic. The use of FloPro and a PC replaces the need for PLCs and ladder logic for machine control applications. FloPro is in use at several General Motors Corporation manufacturing facilities. FloPro systems at GM's PowerTrain Group control over 2,000 machines used to manufacture engines and transmissions

         FloPro competes with several products offered by companies of similar or smaller size than Nematron in the soft logic marketplace. The soft logic marketplace is an emerging market that is expected to grow significantly in the next several years as PCs and soft logic software programs replace PLCs and ladder logic software. Several of the Company's competitors license the technology upon which FloPro is based. The advantages of the FloPro product as compared to competing products is that the software is self documenting, thus reducing programmer time; it costs less than many other products; it operates on open PC architecture; and it reduces plant down time through diagnostic messages and fast execution time.

         During fiscal 1997, the Company devoted significant resources to the upgrading of the current 16-bit version of FloPro to a 32-bit version of the product which contains numerous and significant enhancements. However, due to the technical success of the Company's Windows NT version of FloPro, which is an integral part of the OpenControl software product, and the increasing market acceptance of Windows NT, the Company abandoned the further development of the 32-bit DOS version in the fourth quarter of fiscal 1997 and did not release the 32-bit DOS version as a software product. All capitalized software development costs related to the 32-bit DOS version of FloPro were charged against operations in fiscal 1997. See "Management's Discussion and Analysis of Operations Fiscal 1997 Compared to Fiscal 1996."

         POWERVIEW(TM) SOFTWARE

         The Company began the development of this 32-bit Windows-based application development and run-time system in 1995 and released the product for sale initially late in the fourth quarter of fiscal 1995. During fiscal 1996 and 1997, the Company performed substantial enhancements on the version initially released in fiscal 1995 and released enhanced versions of PowerVIEW in fiscal 1996 and 1997. The application development system included in the PowerVIEW system was developed to serve as a single point of control for building graphical display panels and configuring hardware, I/O connections, process variables, alarms, messages and all other events associated with the operation of a machine. A high-speed run-time compliments the project manager portion of the system, but operates on a 32-bit real-time preemptive multi-tasking microkernel more naturally suited to high-speed, real-time process control. When the application project is downloaded to the run-time system and the workstation is plugged into a PLC or I/O network, it runs automatically and scans the I/O network at rates higher than other commercially available workstations, updating the screens and sending instructions to the PLC virtually instantaneously.

         PowerVIEW competes with other software product offerings from other companies, most notably Allen Bradley and Eaton IDT. However, the product is unique in that it runs on open architecture PC platforms and is a 32-bit Windows-based application development system and its run time executes from solid state memory.

         The Company expects to substantially enhance PowerVIEW in fiscal 1998. In anticipation thereof, the Company wrote off in the fourth quarter of fiscal 1997 a substantial portion of previously capitalized software development costs in order to reduce the carrying value of the current PowerVIEW product to its estimated net realizable value. See "Management's Discussion and Analysis of Operations - Fiscal 1997 Compared to Fiscal 1996."

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

         The Company expects to substantially enhance AutoNet in fiscal 1998. In anticipation thereof, the Company wrote off in the fourth quarter of fiscal 1997 a substantial portion of previously capitalized software development costs in order to reduce the carrying value of the current AutoNet product to its estimated net realizable value. See "Management's Discussion and Analysis of Operations - Fiscal 1997 Compared to Fiscal 1996."



SALES CHANNELS

         The Company employs three forms of sales channels. A network of high-tech industrial distributors is the Company's primary sales channel. Private-label accounts that remarket Nematron's products primarily through their own networks of industrial electrical distributors are a less significant sales channel for the Company's products. In addition, the Company sells its products to major original equipment manufacturers ("OEMs") of industrial processing systems and machines and to other major end users.

         Approximately 40% of the Company's total sales are to distributors, 20% to private-label accounts and 40% to direct sales accounts. The Company believes that it can increase its business as a result of increased marketing and sales efforts for its OpenControl, Hyperkernel and Paragon software products and its ICC hardware product lines. Additionally, with the significant enhancements planned for its PowerVIEW and AutoNet software products in 1998, the Company expects to introduce newer and more powerful versions of these products for sale in late 1998. The Company presently markets OpenControl heavily to the automotive manufacturing industry, and intends to expand that focus to other discrete and process industries in fiscal 1998. The Company also intends to increase its sales and marketing efforts for bundled hardware and software products.

         Two distributors accounted for 21% and 17% of the Company's total fiscal 1997 and fiscal 1996 sales, respectively. These distributors resell products primarily to the automotive industry and machine tool builders. No other private label, direct customer, or distributor accounted for more than 5% of total Company sales in 1997 or 1996. Furthermore, no single model or product has accounted for more than 15% of the Company's sales during this time period.

         The Company's distributors are typically companies with non-exclusive written agreements that purchase inventory and resell it to their customers. In addition, distributors typically provide customer training, application engineering, and support. The Company has approximately 100 domestic distributor branches and approximately 150 distributor branches in more than 30 countries internationally. The Company has over 20 regional sales managers covering major geographic regions of the United States and Europe and several sales managers who concentrate on key accounts nationwide. These managers are located in the United States in California, Colorado, Illinois, Massachusetts, Michigan, North Carolina, Ohio, Washington and Virginia, and in major business centers in the Netherlands and the United Kingdom. In addition, direct sales accounts and private label accounts are handled by both key account sales managers as well as corporate executive management.


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

         A network of personal computer-based engineering workstations supports accounting, purchasing, production, scheduling and inventory, as well as the computer-aided design and development of electronic circuitry, circuit board layout, programming of programmable logic devices, mechanical design and software development.

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

         The Company currently has a total direct product development staff of approximately 45 persons, including electrical and electronic design engineers, mechanical design engineers, software design engineers, product managers, application engineers and directly associated staff members involved in technical documentation and product support. The Company also employs the services of unrelated contract engineering companies on an as-needed basis. The Company employs a separate group which is responsible for assuring the long term quality and reliability of the Company's products. Within this quality assurance group are quality, test, manufacturing and reliability engineers. Software development activities are concentrated in the Walpole, Massachusetts and Virginia Beach, Virginia offices but certain development is done by personnel in Santa Clara, California and Hilliard, Ohio. Hardware development and quality activities testing and control are concentrated in Ann Arbor, Michigan.

         The Company emphasizes product development and quality and the employment of highly skilled and motivated individuals in the product development and quality assurance areas. Management believes that its product development staff is an important factor in the Company's ability to compete in the markets in which its products are sold. During the fiscal years 1997 and 1996, the Company expended approximately $4,600,000 and $2,600,000, respectively, for direct hardware and software product development and product design quality, including those costs capitalized under Statement of Financial Accounting Standards No. 86. All of such costs were sponsored by the Company. These amounts represented 22.0% and 8.8% of total revenues in fiscal 1997 and 1996, respectively.

INTELLECTUAL PROPERTY

         The Company's FloPro software product, which is sold as a separate product and also the underlying technology of which is incorporated into the Company's OpenControl product, is based upon the technology incorporated in a patent for continuous flow chart, improved data formatting and a debugging system for programming and operations of machines. This patent was issued in 1989 as a 17 year patent. The Company also was issued a patent in 1997 for a chassis locking mechanism used on its Industrial Control Computer and certain other products. The Company has no patents on other hardware products or computer designs. The Company filed a patent application for its Hyperkernel real-time extension to Windows NT during fiscal 1996. The Company has an active patent committee to review patent potential on an ongoing basis.

         In addition to trademarks on the trade names under which the Company does or did business, including Nematron(R), NemaSoft, Imagination Systems and Universal Automation, the Company also owns trademarks on certain of its products, including Industrial Workstation(TM), ToolBox(TM), ToolBox Plus(TM), OpenControl (TM), Hyperkernel (TM), Paragon(TM), FloPro(R), AutoNet(TM) and PowerVIEW(TM).

         The Company's software products are sold under licenses to use the products as specified in the underlying contract. Certain of the licenses for the use of the FloPro software product are site licenses for unlimited use of the master copy of the product in a specified building, plant or group of plants. To date, the revenue from these site licenses has not been a significant source of revenue to the Company. Also, the Company has licensed its soft logic technology to several unrelated companies under royalty arrangement;
these arrangements are not currently a significant source of revenue.


EMPLOYEES

         The Company currently employs approximately 170 full time employees, including 85 in Ann Arbor, Michigan, 30 in Walpole, Massachusetts, 25 in Virginia Beach, Virginia, 7 in the United Kingdom, and 23 at other locations. None of the Company's employees are represented by a collective bargaining unit, and the Company believes its employee relations to be good.


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


ITEM 2.  PROPERTIES.

         The Company's headquarters and principal manufacturing facilities are located in Ann Arbor, Michigan, in a two-story building containing a total of approximately 51,200 square feet of space. Of this space, approximately 6,400 square feet remain largely unfinished and are available for future office or manufacturing expansion. This facility, located on approximately five acres of land, has been designed such that further expansion of up to 20,000 square feet may be accommodated. The Ann Arbor facility was designed and built to the Company's specifications and is Company owned, subject to a first mortgage by Chelsea State Bank, a second mortgage by KeyBank Leasing, a third position by KeyBank, N.A., Michigan. The mortgage loan payable to Chelsea State Bank is in the principal amount of approximately $2,160,000 at September 30, 1997, bears interest at 9.5% per annum and is payable in monthly installments of $29,900 through September 2001, at which time the remaining balance of $1,491,000 is due.

         The Company's Walpole, Massachusetts facility consist of approximately 18,700 square feet of leased space in a multi-story historic office building. Leasehold improvements consist of certain changes for specific office, service, and storage requirements according to the Company's needs. The operating lease for this facility is non-cancelable through August, 1999.

         The Company's Virginia Beach, Virginia facility is a leased two story office building consisting of approximately 5,800 square feet of space, with leasehold improvements for office, service, and warehouse requirements according to the Company's specifications. The operating lease for this facility is non-cancelable through February, 1998, and the Company expects that the lease will be re-negotiated and extended on substantially the same terms as in the current lease.

         The Company's European facilities are located in Chichester, United Kingdom, and consist of approximately 5,000 square feet of leased space in a 20,000 square foot office complex. Leasehold improvements consist of certain changes for specific office, service, and warehouse requirements according to the Company's needs. The operating lease for this facility is non-cancelable through December, 1998. Management expects to move to different facilities in the Chichester area when the lease expires.

         The Company's Hilliard, Ohio activities are conducted from a leased facility in a large office complex and consist of approximately 4,600 square feet. The operating lease for this facility is non-cancelable through April, 1998.

         The Company believes that all of its facilities are adequate for its present and anticipated operations.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any legal proceedings considered by management to be other than routine litigation incidental to the business, and management does not believe any such litigation to be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to October 5, 1995, the Company's Common Stock was traded in the over-the counter market and was quoted on the NASD OTC Bulletin Board(SM) under the symbol NEMA.U. In October, 1995, the Company's common stock was accepted for listing on the NASDAQ SmallCap Market(SM) and began trading under the symbol NEMA on the NASD SmallCap Market on October 5, 1995. Concurrent with the Company's secondary stock offering on June 6, 1996, the Company's Common Stock was accepted for listing on the Nasdaq Stock Market National Market (the "National Market") and began trading under the symbol NEMA on the National Market on June 6, 1996. The following table sets forth, for the periods indicated, the closing price on the National Market for periods subsequent to June 5, 1996, and the high and low bid as quoted by the National Association of Securities Dealers through the NASD OTC Bulletin Board for periods prior to June 6, 1996. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

       Fiscal 1996         High Bid/Close          Low Bid/Close
       -----------         --------------          -------------
      First Quarter             $5.50                  $4.25
     Second Quarter            $10.00                  $4.50
      Third Quarter            $10.75                  $7.75
     Fourth Quarter             $8.75                  $6.44


       Fiscal 1997           High Close              Low Close
       -----------           ----------              ---------
      First Quarter             $8.63                  $4.88
     Second Quarter             $7.38                  $5.13
      Third Quarter             $6.75                  $5.00
     Fourth Quarter             $8.75                  $6.13


         There are approximately 900 holders of record of the Company's Common Stock as of December 20, 1997.

         The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Certain Company bank financing covenants restrict the payment of dividends. See Note 8 of Notes to Consolidated Financial Statements.

         During fiscal 1996 and 1997, the Company issued the following securities without registration of such securities:

                                                                Securities
                                                                   Act
    Date         Title     Amount      Consideration            Exemption            Terms of Conversion

November 7,    Warrants   237,214    Issued to lenders   Section 4(2) of the       Exercisable in whole or
1995                                 in connection       Securities Act of 1933,   in part after October
                                     with subordinated   as amended, and           31, 1996 through
                                     debt issued on      Regulation D              October 21, 2002 at an
                                     November 7, 1995    promulgated thereunder    exercise price of $4.00
                                                                                   per share

March 13,      Warrants   124,998    Issued to former    Section 4(2) of the       Exercisable in whole or
1997                                 Intec               Securities Act of 1933,   in part after March 31,
                                     shareholders in     as amended, and           1997 through February
                                     connection with     Regulation D              20, 2000 at an exercise
                                     acquisition of      promulgated thereunder    price of $6.73 per share
                                     Intec Controls
                                     Corp. on March
                                     13, 1997

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

         The following discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities and Exchange Act of 1934, as amended, with respect to expectations for future periods which are subject to various uncertainties explained herein. See "Management's Discussion and Analysis of Operations - Uncertainties Relating to Forward Looking Statements."

OVERVIEW

         Management's operating strategy is to incorporate software products developed internally and those software products obtained through its acquisitions, including its acquisitions of Intec, VTS, Imagination and UAI, into the Company's product offerings and to vertically integrate its product offerings to include both hardware and software products related to industrial automation. The Company's marketing and sales efforts to existing and new customers include stand-alone computers, software products and bundled products. The Company intends to continue its shift of business away from dominance by computer hardware sales, and will pursue the development of new software products and the enhancement of existing software products. Additionally, the Company has identified new markets for both hardware and software products, and will pursue new business from customers which offer the greatest likelihood of large unit volume. Management anticipates significant growth in the industrial software marketplace and intends, through concentrated development and aggressive marketing and sales efforts, to capture an increasing percentage of that market.

         The Company has conducted a review of its internal computer systems and of its software products offered for sale to its customers to identify systems which could be affected by the Year 2000 issue. The Year 2000 issue is the result of certain computer programs being written using two digits rather than four digits to define the applicable year. The Company recently purchased and installed a new enterprise-wide computer system which is Year 2000 compliant. Additionally, management believes that its software products sold to third parties do not pose operational problems for its customers. Accordingly, the Company believes that the Year 2000 issue will not have a material effect on its operations.


FISCAL 1997 COMPARED TO FISCAL 1996

         Net revenues were $20,875,000 in fiscal 1997 compared to $20,924,000 in fiscal 1996. This represents a decrease of $49,000, or 0.2%, compared to fiscal 1996. Software revenues increased to 16.3% of total sales in fiscal 1997 versus 8.0% in fiscal 1996. The decrease in sales of Industrial Workstations and related parts and service as a percentage of total fiscal 1997 revenues resulted from both competitive pressures causing price declines as well as a decrease in the number of units sold due to the fact the many of the Company's sales staff were new to the Company and its products. Foreign revenues increased in fiscal 1997 by $1,206,000, or 25.2%, over foreign revenues in fiscal 1996, reflecting the sales by Nematron, Ltd., the United Kingdom office of the former Intec entity acquired in March, 1997. Revenues of the former Intec entity were $1,730,000 from the date of acquisition to September 30, 1997. Additionally, the Company increased its sales efforts in other parts of the world and dedicated certain sales staff to foreign countries. Domestic revenues decreased in fiscal 1997 by $1,254,000, or 7.8%, compared to domestic revenues in fiscal 1996, due to fewer sales personnel and inefficiencies of the sales processes. Management expects relatively flat sales in the first half of fiscal 1998 compared to the fourth quarter of fiscal 1997. Additionally, management expects that sales will, for the second half of fiscal 1998, increase as a result of booked business and the positive market response to its OpenControl and ICC hardware products. Although OpenControl was released for sale in the fourth quarter of fiscal 1997, sales were modest due to the selling cycle which generally requires a somewhat extended evaluation period of the product after the initial sale before a customer commits itself to a full program based on the OpenControl product. With the introduction of the OpenControl and Hyperkernel products in 1997, together with the acquisition of the Paragon software product mid year in fiscal 1997, the percentage of revenue from software is expected to increase significantly over the approximate 16% that software products contributed to total net revenues in fiscal 1997. Also, the Company intends to continue to increase its marketing and sales efforts in the United States as well as to increase such efforts internationally; this will include the hiring and training of new sales personnel in certain major metropolitan and industrial areas, the expansion of its selling efforts in Europe, and the strengthening of its sales management. The Company's expectation of revenue growth for the full fiscal year 1998 is also based on the belief that the products introduced in the last several years and products planned for release in fiscal 1998 are technologically more advanced than certain comparably priced competing products, and also on the belief that the expansion of the Company's product line will result in the addition of new distributors to the Company's current distribution network. The actual growth in net revenues for fiscal 1998 is subject to a number of uncertainties, however. For example, the marketplace may not respond favorably to the Company's marketing and sales efforts, the Company may be unable to attract and retain qualified sales staff and management, latent technological deficiencies in the new products may reduce demand for the products, the anticipated interest of new distributors in the Company's products may not materialize, and technological advances by competing companies and competing products may reduce demand for the Company's products. The occurrence of any of these events could result in the Company's net revenues growing at a reduced rate or declining.

         Cost of revenues include costs related to raw materials and component parts, direct labor, overhead, amortization of capitalized software costs, provisions for warranty costs on products sold and provisions for excess and obsolete inventory. There were no material changes in costs of raw materials, direct labor or overhead; however, during fiscal 1997, the Company provided significant reserves for obsolete materials related to certain discontinued Industrial Workstation models and wrote off certain capitalized software development costs. With the positive introduction of Industrial Control Computers late in fiscal 1996 and the success of selling ICC models into major automotive and other companies on a program basis, the Company determined in the fourth quarter of fiscal 1997 to discontinue certain models of products. Additionally, as the sales staff has changed over the last several years, the Company has determined that future sales efforts will concentrate on current models and future models of ICC products. Consequently, the Company wrote off over $700,000 of obsolete and excess inventory in the fourth quarter of fiscal 1997, as well as recording provisions and other write offs of approximately $350,0000 during the year. During the fourth quarter of fiscal 1997, the Company secured a major award with General Motors to supply bundled products on a program basis. The products included in the program will include ICC products bundled with OpenControl and Paragon software. This contract culminates the Company's efforts during the last two fiscal years to obtain a cornerstone account for its vertically integrated bundled ICC and direct machine control product. Significant selling and marketing efforts were expended for this contract in particular and for the marketing of the Company's changing strategy in general. As a result of this success and management's expectations regarding the success of the bundled concept with other significant customers and other markets, management determined that selling and future development efforts on other commercial software products would decrease, and the resulting net realizable value of projected revenues would be less than capitalized software development costs. Additionally, management has determined that the AutoNet and PowerVIEW software products will undergo a major enhancement in 1998. Therefore, in the fourth quarter, the Company recorded a write down of capitalized software development costs relating to its AutoNet, PowerVIEW, Hyperkernel and unreleased NT Real Time projects, resulting in a fourth quarter charge to operations of $4,061,000.

         Gross profit decreased in fiscal 1997 to $3,207,000, or 15.4% of net revenues, from $8,733,000, or 41.7% of net revenues, in fiscal 1996. The decrease in gross profit in fiscal 1997 was due to primarily to the increase in reserves for excess and obsolete inventory and the write off of capitalized software development costs discussed in the previous paragraph. Management expects that the gross profit percentage in fiscal 1998 will return to or surpass the 1996 percentage due to the absence of the non-recurring charges experienced in fiscal 1997.

         Product development costs increased in fiscal 1997 by $703,000 to $2,152,000, or 48.5%, over the fiscal 1996 level, primarily due to research and developments efforts on new ICC and other hardware products and the development efforts on advanced technology software products. With the addition of software developers from the former Intec and VTS entities, the Company was able to devote additional personnel to research and development activities. Product development expenses, which are a function of new product research and development and existing product enhancement efforts, are expected to increase in fiscal 1998 over the fiscal 1997 level as a result of planned efforts to update several existing products and plans to engage in additional research efforts on new products and technologies. The Company expects to have more personnel devoted to research and development activities in 1998 as the software development staffs of Intec and VTS will be available to the Company for the entire fiscal 1998 versus being employees of the Company for only a partial year in fiscal 1997. The actual level of product development expense for fiscal 1998 is subject to various uncertainties, including the ability of the Company to attract and/or retain qualified persons to perform the planned activities. In addition, it is possible that research and development efforts could proceed differently than anticipated or the Company may be required to expense, rather than to capitalize, the costs related to such efforts.

         Selling, general and administrative expenses in fiscal 1997 increased by $2,978,000, or 46.7%, over the fiscal 1996 level, due principally to increased marketing and sales efforts throughout the year to introduce its new hardware and software products and to increased provisions for uncollectable accounts receivable. Additionally, significant sales efforts were expended to secure the large General Motors contract discussed previously. Also, in the later half of fiscal 1997, the Company increased its sales and support staffs significantly to support the expected ramp up of sales activities and to increase the capabilities of the application engineering and technical support groups to assist in the total sales and after sales activities. Also, the Company experienced certain increased general and administrative expenses due to the merger of the Company with Intec in March, 1997 and with VTS in June, 1997.

         Other operating expenses in fiscal 1997 included write-offs of in-process research and development costs of $1,655,000 and $400,000 relating to the acquisitions in fiscal 1997 of Intec and VTS, respectively. Acquired in-process research and development includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, acquired in-process research and development costs are required to be expensed. Accordingly, $2,055,000 of such costs were recorded to operating expense at the acquisition dates of Intec and VTS.

         Non-recurring operating charges in fiscal 1997 totaled $728,000. The acquisition of Intec's United Kingdom office in March, 1997 allowed for the closure of the

Company's sales and service office in the Netherlands, accounting for $246,000 of non-recurring charges, and allowed the European operations to be headquartered in England while providing an upgrade in personnel, service levels and operating structure. The refinancing of 12% subordinated debt with 8.5% term debt in 1997 resulted in a charge to operations of previously unamortized debt issuance costs of $122,000. Certain intangible assets were acquired by the Company in the UAI merger in March, 1995; in the fourth quarter, due to personnel changes and changes in software development and operating strategy, such intangible assets were charged against operations and written off to zero value, resulting in a fourth quarter charge of $360,000.

         The rate of increase in selling, general and administrative expenses in fiscal 1998 is expected to be less than in fiscal 1997 due the absence of non-recurring charges in fiscal 1998 as were experienced in fiscal 1997 and the lack of the unexpected increases in reserves for uncollectable accounts receivable. Also, the Company expects to consolidate selling, general and administrative functions of the merged-in companies in fiscal 1998 and to reduce certain redundancies which occurred in the second half of fiscal 1997 as a result of the acquisitions of VTS and Intec. This expectation is based upon planned increases in sales personnel and support staff offset by efficiencies and the elimination of redundancies, only modest increases in marketing activities and modest general cost increases in advance of net revenue increases. The actual rate of growth is subject to various uncertainties, however. These include difficulties in attracting and retaining qualified personnel as planned, the ability of management to effect operational improvement, and the potential need to curtail planned marketing and sales efforts and other activities if the potential profit improvement anticipated is not realized.

         Interest expense in fiscal 1997 decreased by $151,000 due to lower average borrowing levels in fiscal 1997 than in fiscal 1996.

         Foreign currency losses totaled $155,000 in fiscal 1997 compared to losses of $10,000 in fiscal 1996. The losses resulted in each period primarily from translating the intercompany balance between the Company and its foreign subsidiaries at year end exchange rates of U.S. dollars to the local foreign currency.

         Interest income in fiscal 1997 increased by $33,000 to $104,000, or 47%, over the fiscal 1996 level. The increase is due to higher average cash balances in interest bearing accounts in fiscal 1997 compared to fiscal 1996.



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

         Product development costs increased in fiscal 1996 by $555,000 to $1,449,000, or 62.1%, over the fiscal 1995 level, primarily due to efforts to develop and introduce new products, including the ICC products, in fiscal 1996. Additionally, the Company formed a product development department in fiscal 1996 and increased its resources devoted to research and development activities

         Selling, general and administrative expenses in fiscal 1996 increased by $1,687,000 to $6,380,000, or 35.9%, over the fiscal 1995 level, due principally to increased marketing activities and to increased sales personnel and their sales efforts to achieve the net revenue growth discussed previously, including the sales and marketing efforts needed for products acquired through the ISI merger and other new product introductions, and for the expansion of the Company's sales force and its distribution network. Also, the Company experienced certain increases in these expenses due to the merger of the Company with ISI in March, 1995 and the acquisition of UAI in September, 1995. Additionally, the Company incurred approximately $215,000 of expenses in 1996 related to the termination of its managing director at NEBV.

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



NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. The Company intends to adopt this standard during the first quarter of fiscal 1998. The adoption of this standard is not expected to have a material effect on the Company's reported earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company intends to adopt this standard during the first quarter of fiscal 1998. The adoption of this standard is not expected to have a material effect on the Company's reported operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company intends to adopt this standard during the first quarter of fiscal 1998. The adoption of this standard is not expected to have a material effect on the Company's reporting.

         On October 27, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 is effective for fiscal years commencing after December 15, 1997, and is not expected to impact the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the process of upgrading its management information, telephone and network systems. Although most equipment needed in connection with these activities has been acquired and financed in fiscal 1997, management expects that additional equipment required will be financed through operating leases. It is expected that capital required for software and product development in 1998 will increase over the fiscal 1997 level, and amounts to be expended for marketing and sales efforts will increase as well.

         The Company's bank line of credit remains at $6,000,000, limited in amount by availability formulas pertaining to accounts receivable and inventory. A total of $1,141,000 was outstanding, and $3,500,000 was available under this facility at September 30, 1997. The line of credit includes certain affirmative and negative covenants. The Company was in violation of certain of the covenants as of September 30, 1997, and obtained a waiver of such violations from the bank. Amounts borrowed under the facility bear interest at LIBOR plus 2.5% (8.5% at September 30, 1997). The line of credit expires on February 28, 1998, and management believes it will be able to renew the facility at or prior to that date on terms and conditions comparable to those contained in the current facility. See Note 7 to Notes to Consolidated
Financial Statements. Management anticipates that additional amounts will be borrowed under the line in the first half of fiscal 1998 before reductions of the line usage will materialize.

         Internally generated funds from operations, together with the existing cash resources and available bank credit facilities and amounts available through leases are expected to be sufficient for the Company's operating and capital requirements for fiscal 1998.


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

         "Item 6. Management's Discussion and Analysis of Operations" and other parts of this Form 10-KSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended, based on current management expectations. Actual results could differ materially from the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section and in "Business - Products, Market and Competition" above.

         Factors that could cause future results to differ from these expectations include general economic conditions particularly related to automotive manufacturing, demand for the Company's products and services, the ability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures, raw material price increases, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, inability to attract or retain sales and/or engineering talent, changes in customer requirement and evolving industry standards.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1) of the separate financial section which follows this report, and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the Company's 1998 Proxy Statement under the captions "Election of Directors," "Board of Directors Meetings and Committees" and "Executive Officers."


ITEM 10.   EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's 1998 Proxy Statement under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the Company's 1998 Proxy Statement under the caption "Certain Relationships and Related Transactions."

ITEM 13.  EXHIBITS REPORTS ON FORM 8-K.

         (a) The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section which follows the financial section of this report) and are incorporated herein by reference. The following are the Company's management contracts and compensatory plans and arrangements which are required to be filed as Exhibits to this Form 10-KSB:

            Exhibit
            Number                        Description of Exhibit
            -------                       ----------------------

           10.01      Nematron Corporation Restricted Stock Plan, filed as
                      Exhibit 10.01 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1993 and incorporated herein by reference.
           10.02 Nematron Corporation 1993 Stock Option Plan, as amended, filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.
           10.03      Nematron Corporation 1993 Directors Option Plan filed as
                      Exhibit 10.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.
           10.04 Nematron 401(k) Plan filed as Exhibit 10.04 to the Registrant's Form 10-KSB for the year ended September 30, 1995 and incorporated herein by reference
           10.06 Employment and Non-Competition Agreement, dated as of March 31, 1997, between NemaSoft, Inc. and Thomas Kraus filed as Exhibit 10.4 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference
           10.07 Non-Competition Agreement dated as of March 2, 1995 between the Registrant and Frank G. Logan, III, filed as
                      Exhibit 99(a) to the Registrant's Form 8-K dated as of March 3, 1995 and incorporated herein by reference.

         (b) The Company was not required to and did not file any current report on Form 8-K during the fourth quarter of the Company's fiscal year ended September 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEMATRON CORPORATION

By:  /s/Frank G. Logan, III                            Dated:  December 23, 1997
     -----------------------------------------------           -----------------
     Frank G. Logan, III, President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          Signature                                         Title
             Date

  /s/ Frank G. Logan, III           Chairman of the Board, President, CEO          December 23, 1997
---------------------------------   and a Director                                 -----------------
  Frank G. Logan, III               (Principal Executive and Financial Officer)


  /s/ David P. Gienapp              Executive Vice President - Finance and         December 23, 1997
---------------------------------   Administration(Principal Accounting Officer)   -----------------
David P. Gienapp                    Secretary, Treasurer and a Director


  /s/ Hugo E. Braun                 Director                                       December 23, 1997
---------------------------------                                                  -----------------
Hugo E. Braun

  /s/ Joseph J. Fitzsimmons         Director                                       December 23, 1997
---------------------------------                                                  -----------------
Joseph J. Fitzsimmons

  /s/ Garnel F. Graber              Director                                       December 23, 1997
---------------------------------                                                  -----------------
Garnel F. Graber

  /s/ Michael L. Hershey            Director                                       December 23, 1997
---------------------------------                                                  -----------------
Michael L. Hershey

  /s/ Douglas B. Juanarena          Director                                       December 23, 1997
---------------------------------                                                  -----------------
Douglas B. Juanarena

NEMATRON CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements

As of September 30, 1997
(With Independent Auditors' Report Thereon)

                     NEMATRON CORPORATION AND SUBSIDIARIES

                               Table of Contents



                                                                                   Page(s)
                                                                                   -------

Independent Auditors' Report                                                          F-2

Consolidated Balance Sheet as of September 30, 1997                                   F-3

Consolidated Statements of Operations for the years ended
    September 30, 1996 and 1997                                                       F-4

Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 1996 and 1997                                                       F-5

Consolidated Statements of Cash Flows for the years ended
    September 30, 1996 and 1997                                                       F-6

Notes to Consolidated Financial Statements                                         F-7 to F-26


                          Independent Auditors' Report


The Board of Directors
Nematron Corporation:


We have audited the accompanying consolidated balance sheet of Nematron Corporation and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nematron Corporation and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the years ended September 30, 1996 and 1997, in conformity with generally accepted accounting principles.


                                                     /s/ KPMG Peat Marwick LLP



Detroit, Michigan
December 12, 1997

                     NEMATRON CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1997



                                                    Assets (Notes 7 and 8)
                                                    ---------------------

                 Current assets:
                    Cash and cash equivalents                                                                      $   1,142,988
                    Accounts receivable, net of allowance for doubtful accounts of $410,000                            4,205,196
                    Inventories (note 6)                                                                               4,399,426
                    Prepaid expenses and other current assets                                                            528,471
                                                                                                                   -------------
                                  Total current assets                                                                10,276,081
                 Property and equipment:
                    Land                                                                                                 117,000
                    Building and improvements                                                                          2,279,598
                    Equipment                                                                                          5,732,795
                                                                                                                   -------------
                                                                                                                       8,129,393
                 Less accumulated depreciation                                                                        (3,865,092)
                                                                                                                   -------------
                                  Net property and equipment                                                           4,264,301
                 Other assets:
                    Software and related development costs, net of accumulated amortization of $1,619,919
                       (note 4)                                                                                        2,724,819
                    Other intangible assets, net of accumulated amortization of $516,168 (note 4)                      3,008,547
                                                                                                                   -------------
                                  Net other assets                                                                     5,733,366
                                                                                                                   -------------
                                  Total assets                                                                     $  20,273,748
                                                                                                                   =============
                                             Liabilities and Stockholders' Equity
                                             ------------------------------------
                 Current liabilities:
                    Note payable to bank (note 7)                                                                  $   1,141,000
                    Current maturities of long-term debt (note 8)                                                        681,231
                    Accounts payable                                                                                   1,711,936
                    Other accrued liabilities                                                                          1,818,138
                                                                                                                   -------------
                                  Total current liabilities                                                            5,352,305
                 Deferred tax liability (notes 3 and 9)                                                                1,000,000
                 Long-term debt, less current maturities (note 8)                                                      3,595,378
                                                                                                                   -------------
                                  Total liabilities                                                                    9,947,683
                 Stockholders' equity:
                    Common stock, no par value; 15,000,000 shares authorized, 5,329,938 shares issued and
                       outstanding (notes 10 and 11)                                                                  21,589,413
                    Foreign currency translation adjustment                                                               (7,571)
                    Accumulated deficit                                                                              (11,255,777)
                                                                                                                   -------------
                                  Total stockholders' equity                                                          10,326,065
                                                                                                                   -------------
                 Commitments and contingencies (note 12)
                                  Total liabilities and stockholders' equity                                       $  20,273,748
                                                                                                                   =============





See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                For the years ended September 30, 1996 and 1997



                                                                                   1996                1997
                                                                                   ----                ----
Net revenues                                                                    $  20,923,613     $   20,875,397
Cost of revenues, including non-recurring charges of $4,768,687 in 1997
   (note 4)                                                                        12,190,759         17,668,774
                                                                                -------------     --------------
                 Gross profit                                                       8,732,854          3,206,623
Operating expenses:
   Product development costs                                                        1,448,540          2,151,698
   Selling, general, and administrative expenses                                    6,379,718          9,357,460
   Write-off of in-process research and development costs relating to the
      Intec Controls Corp. acquisition (note 3)                                                        1,655,000
   Write-off of in-process research and development costs relating to the
      Virtual-Time Software, Inc., acquisition (note 3)                                                  400,000
   Non-recurring charges (note 4)                                                                        727,582
                                                                                -------------     --------------
                 Total operating expenses                                           7,828,258         14,291,740
                                                                                -------------     --------------
Operating income (loss)                                                               904,596        (11,085,117)
                                                                                -------------     --------------
Other income (expense):
   Interest and other income, net                                                      70,189            103,659
   Interest expense                                                                  (512,896)          (361,894)
   Foreign currency loss                                                              (10,199)          (155,027)
                                                                                 ------------     --------------
                 Total other expense                                                 (452,906)          (413,262)
                                                                                 ------------     --------------
Income (loss) before income taxes                                                     451,690        (11,498,379)
Income taxes (note 9)                                                                       0                  0
                                                                                -------------     --------------
                 Net income (loss)                                              $     451,690     $  (11,498,379)
                                                                                =============     ==============
Income (loss) per share:
   Primary                                                                              $0.13             $(2.33)
                                                                                        =====             ======
   Fully diluted                                                                        $0.12
                                                                                        =====
Weighted average shares outstanding - primary                                       3,580,057          4,933,939
                                                                                =============     ==============
Weighted average shares outstanding - fully diluted                                 3,797,490
                                                                                =============





See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                For the years ended September 30, 1996 and 1997



                                                                                              Retained
                                                     Common Stock            Foreign          Earnings
                                              -------------------------     Currency        (Accumulated
                                              Shares             Amount    Translation        Deficit)         Total
                                              ------             ------    -----------        --------         -----
 Balance, October 1, 1995                     2,869,613      $6,796,193    $  (50,947)    $  (209,088)        $6,536,158

 Net income for the year ended
    September 30, 1996                                                                        451,690            451,690
 Foreign currency translation effect                                          (34,571)                          (34,571)
 Shares issued pursuant to secondary
    stock offering, net of expenses           1,200,000       9,551,604                                        9,551,604
 Exercise of options                             13,416          36,968                                           36,968
 Exercise of warrants                           475,219       1,188,049                                        1,188,049
                                            -----------       ---------    ----------     -----------          ---------
 Balance, September 30, 1996                  4,558,248      17,572,814       (85,518)        242,602         17,729,898

 Net loss for the year ended
    September 30, 1997                                                                    (11,498,379)       (11,498,379)
 Foreign currency translation effect                                           77,947                             77,947
 Shares issued pursuant to merger with
    Intec Controls Corp. (note 3)               587,594       3,305,205                                        3,305,205
 Shares issued pursuant to merger with
    Virtual-Time Software, Inc.
    (note 3)                                     67,301         403,806                                          403,806
 Exercise of options, net of 13,083
    shares redeemed                              72,148         136,667                                          136,667
 Exercise of warrants                            44,647         170,921                                          170,921
                                            -----------     -----------    ----------     -----------        -----------
 Balance, September 30, 1997                  5,329,938     $21,589,413    $   (7,571)    (11,255,777)       $10,326,065
                                            ===========     ===========    ==========     ===========        ===========







See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                For the years ended September 30, 1996 and 1997


                                                                                      1996                      1997
                                                                                      ----                      ----
Cash flows from operating activities:
   Net income (loss)                                                              $      451,690          $  (11,498,379)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                      837,666               6,179,918
      Write-off of in-process research and development costs (note 3)                                          2,055,000
      Debt retirement expense                                                                                    122,340
      Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                         (2,828,082)              2,535,869
          Inventories                                                                   (397,915)                143,617
          Prepaid expenses and other current assets                                     (481,638)                248,403
          Accounts payable                                                            (1,083,280)               (157,326)
          Other accrued liabilities                                                     (376,418)               (224,832)
                                                                                  --------------          --------------
                 Net cash used in operating activities                                (3,877,977)               (595,390)
                                                                                  --------------          --------------
Cash flows from investing activities:
   Acquisition of Intec Controls Corp. (note 3)                                                                  281,058
   Acquisition of Virtual-Time Software, Inc., net of $6,327 cash acquired
      (note 3)                                                                                                   (93,673)
   Additions to capitalized software development costs and other
      intangible assets                                                               (1,171,827)             (2,512,111)
   Additions to property and equipment                                                  (929,730)               (827,861)
                                                                                  --------------          --------------
                 Net cash used in investing activities                                (2,101,557)             (3,152,587)
                                                                                  --------------          --------------
Cash flows from financing activities:
   Borrowings under long-term debt agreements                                          2,266,081               1,800,000
   Net proceeds (repayments) of note payable to bank                                  (2,450,000)              1,141,000
   Proceeds from sale of common stock and exercise of options and warrants            10,776,621                 307,588
   Repayments of long-term debt                                                         (540,245)             (2,264,350)
   Additions to deferred financing fees                                                 (173,647)                (39,211)
                                                                                  --------------          --------------
                 Net cash provided by financing activities                             9,878,810                 945,027
                                                                                  --------------          --------------
Foreign currency translation effect on cash                                              (34,571)                  2,975
                                                                                  --------------          --------------
Net increase (decrease) in cash and cash equivalents                                   3,864,705              (2,799,975)
Cash and cash equivalents at beginning of year                                            78,258               3,942,963
                                                                                  --------------          --------------
Cash and cash equivalents at end of year                                          $    3,942,963          $    1,142,988
                                                                                  ==============          ==============
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of amounts capitalized                             $      519,456          $      344,551
   Cash paid for income taxes                                                                  0                       0
Supplemental disclosures of noncash financing and investing activities:
   Acquisition of equipment under capital lease obligations (notes 8 and                                  $      544,014
      12)





See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1996 and 1997



(1)   Business

      Nematron Corporation (the "Company") designs, manufactures, and markets environmentally ruggedized computers and computer displays known as industrial workstations, and designs, develops, and markets software for worldwide use in factory automation and control and in test and measurement environments.

(2)   Summary of Accounting Principles

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Nematron Europa BV ("NEBV"), an inactive Netherlands corporation; Nematron Ltd., a United Kingdom corporation acquired in the Intec acquisition; and NemaSoft, Inc. ("NemaSoft"), and Imagination Systems, Inc. ("ISI"), Michigan corporations formed in 1995 and 1996, respectively. All significant intercompany transactions and balances have been eliminated in consolidation.

      During the fiscal year ended September 30, 1997, the Company acquired two software design and manufacturing companies. Intec Controls Corp. ("Intec"), a Massachusetts corporation, was acquired on March 31, 1997, and Virtual-Time Software, Inc. ("VTS"), a California corporation, was acquired on June 20, 1997. The consolidated operations of the Company for 1997 include the results of Intec and VTS since the dates of their respective acquisitions (see note 3).

      Cash Equivalents

      The Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

      Inventories

      Inventories are carried at the lower of cost or market. Cost is determined by the first in, first out method. Provision is made to reduce inventories (including demonstration units) to net realizable value for excess and/or obsolete inventories based upon an item-by- item review of quantities on hand compared to estimated future usage for sales and service.

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

      Software and Related Development Costs

      In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, certain computer software development costs and purchased software technology have been capitalized. Capitalization of computer software development costs begins upon establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life, and changes in software and hardware technology. The Company continually reviews the recoverability of capitalized software costs based on estimated cash flows. Software costs are written off, as amortization expense, at the time a determination has been made that the amounts are not recoverable.

      During the year ended September 30, 1996, capitalized software and related development costs, net of amortization, increased by approximately $1,125,000, primarily relating to salaries and other costs incurred during the year, offset by approximately $47,000 of amortization of capitalized costs. During the year ended September 30, 1997, capitalized software and related development costs, net of amortization, decreased by approximately $1,701,000. The decrease was due to the capitalization of approximately $2,435,000 of salaries and other costs incurred during the year, the acquisition of approximately $478,000 of costs pursuant to the Intec and VTS acquisitions, offset by approximately $553,000 of amortization of capital costs, and the write-off of approximately $4,061,000 related to abandoned software projects (see notes 3 and 4).

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(2)   Summary of Accounting Principles, Continued

      Software and Related Development Costs, Continued

      Amortization of capitalized computer software development costs is provided on a product-by-product basis using the greater of the amount computed using (a) the ratio that current gross revenues for each product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic lives of the respective products, ranging from two to five years. Amortization for ongoing software projects amounted to approximately $47,000 and $553,000 for the years ended September 30, 1996 and 1997, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.

      Intangible Assets

      Other intangible assets are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from five to ten years. Amortization was approximately $100,500 and $636,900 for the years ended September 30, 1996 and 1997, respectively.

      The carrying value of intangible assets is periodically reviewed, and impairments are recognized when the expected future cash flows derived from such intangible assets are less than their carrying value.

      Stock Option Plan

      Prior to October 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(2)   Summary of Accounting Principles, Continued

      Foreign Currency Translation

      In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the assets and liabilities of the Company's foreign subsidiaries, NEBV and Nematron Ltd., denominated in foreign currency, are translated at exchange rates in effect on the balance sheet date, and revenue and expenses are translated using a weighted average exchange rate during the year. Gains or losses resulting from translating foreign currency financial statements are recorded in a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income (loss).

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

      Research and Development Costs

      Research and development costs are expensed when incurred. These costs, representing engineering salaries, fringe benefits, and a portion of the Company's overhead, are included in the accompanying consolidated statements of operations as a component of product development costs. Research and development costs expensed were approximately $1,087,000 and $1,615,000 for the years ended September 30, 1996 and 1997, respectively.

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

      Earnings (Loss) Per Share

      Earnings (loss) per share are calculated using the weighted average number of common shares outstanding during the year, adjusted for the assumed conversion of dilutive stock options and warrants. Since a net loss was incurred in 1997, no conversion of dilutive stock options and warrants was assumed in the loss per share calculation in 1997. In computing the per-share effect of assumed conversion in 1996, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase common shares at an average market price for primary earnings per share and at the year-end market price for fully diluted earnings per share. The resulting net additional common shares are included in the calculation of average shares outstanding.

      Fair Value

      Financial instruments of the Company, consisting principally of cash, accounts receivable, accounts payable, and debt, are recorded at estimated fair value. The estimated fair value amounts have been determined by the Company, using available market information and available valuation methodologies.

      Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates are used in the determination of allowance for doubtful accounts, obsolete and slow moving inventory, capitalized software and development costs, intangible assets, and warranty costs.

      Other Recent Pronouncements

      In 1997, Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, was issued, and is effective for fiscal years commencing after December 15, 1997. The future adoption of SFAS 128 is not expected to have a material effect on the Company's reported earnings per share.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(2)   Summary of Accounting Principles, Continued

      Other Recent Pronouncements, Continued

      In 1997, Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, was issued, and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of SFAS 130 in fiscal year 1999.

      In 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information, was issued, and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of SFAS 131 in fiscal year 1999.

      On October 27, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 is effective for fiscal years commencing after December 15, 1997, and is not expected to impact The Company's financial position or results of operations.

(3)   Acquisitions

      Merger with Intec Controls Corp.

      On March 31, 1997, the Company completed a merger of its wholly owned subsidiary, NemaSoft, Inc., with Intec Controls Corp. ("Intec"), a Walpole, Massachusetts-based developer of high-performance regulatory control software solutions used primarily by process industries. The Company recorded this transaction using the purchase method. The total purchase price was approximately $3,735,000, including expenses of approximately $430,000. Under terms of the merger agreement, the Company issued 587,594 shares of its common stock to the former Intec shareholders in exchange for 100Epercent of the outstanding common stock of Intec. The Intec stock was retired, and NemaSoft is the surviving entity.

      In addition to the common stock issued, the Company issued warrants to the former Intec shareholders to purchase an additional 124,998 shares of Company common stock at $6.73 per share. The warrants expire February 20, 2000.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(3)   Acquisitions, Continued

      Merger with Virtual-Time Software, Inc.

      On June 20, 1997, the Company completed a merger of its wholly owned subsidiary, Imagination Systems, Inc., with Virtual-Time Software, Inc. ("VTS"), a Santa Clara, California-based developer of real-time operating system products which provide high-speed deterministic performance to MicroSoft's Windows (R) operating systems. The Company recorded this transaction using the purchase method. The total purchase price was approximately $694,000, including expenses of approximately $190,000. Under terms of the merger agreement, the Company issued 67,301 shares of its common stock and $100,000 to the former VTS shareholders in exchange for 100 percent of the outstanding common stock of VTS. The VTS stock was retired, and ISI is the surviving entity. In connection with the merger, ISI also entered into two-year employment and noncompetition agreements with VTS's president, who became an employee of ISI as a result of the merger.

      The allocation of total purchase price to assets acquired and liabilities assumed as of the respective purchase dates was as follows:

                                                               Intec                VTS
                                                              -----                ---
      Current assets                                    $1,005,000              $   6,000
      Software and related development costs             2,058,000                475,000
      Other intangible assets                            2,352,000                216,000
      Property and equipment                               305,000                 16,000
      Deferred tax liability                            (1,000,000)                     0
      Other liabilities                                   (985,000)               (19,000)
                                                          --------                -------
                Total purchase price                    $3,735,000              $ 694,000
                                                        ==========              =========


      Software and related development costs include acquired in-process research and development (R&D). Acquired in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, acquired in-process R&D is required to be expensed. Accordingly, charges of $1,655,000 and $400,000 were recorded at the acquisition dates related to the acquisitions of Intec and VTS, respectively.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(3)   Acquisitions, Continued

      The following unaudited pro forma information presents a summary of consolidated results of operations for fiscal 1996 and 1997 of the Company, Intec, and VTS as if the acquisitions had occurred as of the beginning of 1996, with pro forma adjustments to give effect to amortization of software, interest expense on additional borrowings, and certain other adjustments, together with related income tax effects.

                                                 Year Ended September 30,
                                                 ------------------------
                                               1996                    1997
                                               ----                    ----
                                           (Unaudited)              (Unaudited)
            Net revenues                $    25,317,404         $      22,825,183
            Net loss                    $    (2,034,301)        $      (9,200,075)
            Net loss per share          $          (.51)        $           (1.74)

(4)   Non-Recurring Charges
      Non-recurring charges consist of the following:

            Charged to cost of revenues:
                Write-down of software and related development costs        $     4,061,304
                Write-down of inventories                                           707,383
                                                                            ---------------
                                                                            $     4,768,687
                                                                            ===============
            Charged to operating expenses:
                Write-down of other intangible assets                       $       359,406
                Loss on closing of Netherlands office                               245,836
                Debt retirement expense                                             122,340
                                                                            ---------------
                                                                            $       727,582
                                                                            ===============

      In September 1997, the Company wrote down certain software and related development costs, inventories and other intangible assets. In conjunction with the Company's strategic planning process, analyses were prepared to determine if any asset impairment existed as a result of changes to the Company's long-term strategic plan. These analyses indicated impairment existed due to lower or no planned revenues from certain products, and accordingly, assets related to these products were written off.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(4)   Non-Recurring Charges, Continued

      In September 1997, the Company wrote down certain purchased parts and accessories and finished goods inventories related to discounted product models, pursuant to results of the Company's strategic planning process.

      During the second quarter of fiscal 1997, the Company elected to close its Netherlands office and incurred closure costs of $245,836. Also in the second quarter, the Company obtained bank financing in order to repay its higher cost subordinated debt. A noncash charge of $122,340 was recorded, which relates to the write-off of deferred financing fees on the refinanced subordinated debt.

(5)   Related Party Transactions

      The Company leases its Virginia Beach, Virginia, office building from a partnership in which the president and CEO of the Company is a partner. Total lease payments made for the years ended September 30, 1996 and 1997, under the terms of the lease were $77,600 and $79,600, respectively.

(6)   Inventories

      Inventories are summarized as follows:

                                                           September 30,
                                                                1997
                                                                ----
     Purchased parts and accessories                        $    2,928,277
     Finished goods                                                320,671
     Work-in-process                                               349,069
     Demonstration units                                           532,099
     Service stock                                                 269,310
                                                            --------------

                   Total inventories                        $    4,399,426
                                                            ==============

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(7)   Note Payable to Bank

      The Company has a credit facility with a bank providing for a maximum amount available of $6,000,000. A total of $1,141,000 was outstanding on this facility as of September 30, 1997. The amount available under this facility is limited by a borrowing formula which allows for advances up to a maximum of the sum of 80 percent of eligible domestic accounts receivable plus a maximum of $2,000,000 of eligible foreign receivables, plus a maximum of $2,500,000 against certain inventory categories. Based upon the borrowing formula, approximately $3,500,000 of the available line was eligible for advance at September 30, 1997. The line of credit is secured by substantially all assets of the Company and a second mortgage on the Company's Ann Arbor facility. The note bears interest at the bank's prime interest rate (8.5 percent at September 30, 1997). The line of credit includes various affirmative and negative covenants. The Company was in violation of certain covenants as of September 30, 1997, and obtained a waiver of such violations from the bank.

(8)   Long-term Debt
      Long-term debt consists of the following:


                                                                                           September 30,
                                                                                               1997
                                                                                               ----


      Mortgage loan payable to a bank, interest at 9.5% per annum; payable in monthly installments of $29,900 through September 2001, at which time the remaining principal and any interest thereon is due.  The loan is collateralized by a first mortgage of the Company's land and building in Ann Arbor, Michigan
                                                                                           $ 2,156,481

      Term note payable to a bank, interest at LIBOR plus 2.5% per annum; payable in monthly installments of $30,000 plus interest through February 2002.  The note is collateralized by substantially all assets, other than real property, and a
          third mortgage on the Company's real estate                                        1,590,000

      Capitalized lease obligations - computer equipment (note 12)                             474,265

      Capitalized lease obligations - production equipment (note 12)                            26,536

      Other notes                                                                               29,327
                                                                                           -----------

               Total long-term debt                                                          4,276,609

      Less current maturities                                                                 (681,231)
                                                                                           -----------

               Total long-term debt, less current maturities                               $ 3,595,378
                                                                                           ===========

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(8)   Long-term Debt, Continued

      The mortgage loan agreement contains a covenant that requires the Company to maintain a minimum tangible net worth and a minimum debt-to- equity ratio. The loan agreement with the bank regarding the term note and two equipment notes includes various affirmative and negative covenants, the most restrictive of which are (1) the prohibition of dividend payments, and (2) requirements to maintain (a) a specified ratio of current assets to current liabilities, (b) a specified ratio of liabilities to tangible net worth, (c) a specified debt coverage ratio, and (d) a specified level of tangible worth. The Company was in violation of certain of these covenants at September 30, 1997, and obtained a waiver of such violations from the bank.

      The aggregate amounts of long-term debt maturities at September 30, 1997, are as follows:

      Year ended September 30:

                1998                         $       681,231
                1999                                 686,213
                2000                                 697,804
                2001                               2,061,361
                2002                                 150,000
                                             ---------------
                 Total long-term debt        $     4,276,609
                                             ===============

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(9)   Taxes on Income


      The provisions for taxes on income in fiscal 1996 and 1997, including both the current and deferred portions, are zero. The following reconciles the statutory federal income tax rate to the Company's effective tax rate:

                                                                         Year Ended September 30,
                                                                         ------------------------
                                                                          1996               1997
                                                                          ----               ----
 Income tax expense (benefit) based on the federal statutory rate        34.0%             (34.0)%

 Generation (utilization) of net operating loss carryforwards           (34.0)%             34.0%
                                                                        -----               ----
 Effective tax rate                                                       0.0%               0.0%
                                                                        =====               ====

   The domestic and foreign components of income (loss) before taxes on income are as follows:


                                                                        Year Ended September 30,
                                                                        ------------------------
                                                                        1996               1997
                                                                        ----               ----
      Domestic                                                       $   (9,100)       $(11,220,617)
      Foreign                                                           460,790            (277,762)
                                                                     ----------        ------------
                 Total income (loss) before taxes on income          $  451,690        $(11,498,379)
                                                                     ==========        ============

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

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(9)   Taxes on Income, Continued

      Temporary differences and carryforwards which give rise to the net deferred tax position at September 30, 1997, are as follows:

Deferred tax assets:
    Inventories                                                       $   374,000
    Property and equipment                                                101,000
    Other                                                                 219,000
    Net operating loss carryforwards                                    3,934,000
                                                                      -----------
                 Total deferred tax assets                              4,628,000

Less:  Valuation allowance                                             (4,172,000)
                                                                      -----------
                 Net deferred tax assets                                  456,000

Deferred tax liability - capitalized software development costs
    and other intangible assets                                        (1,456,000)
                                                                      -----------
                 Net deferred tax position                            $(1,000,000)
                                                                      ===========

      During the years ended September 30, 1996 and 1997, the valuation allowance decreased by $18,000 and increased by $3,786,000, respectively. At September 30, 1997, the Company has net operating loss carryforwards of approximately $11,570,000, which expire at various dates between 2003 and 2012. Utilization of these carryforwards is subject to annual limitations under current IRS regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the net operating loss carryforwards. Realization of net deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization is not assured for the net deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of future taxable income are no longer viable.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(10)  Employee Benefit Plans

      Restricted Stock Plan

      The Company has a Restricted Stock Plan which provides for the granting of up to 75,000 shares of the Company's common stock to key employees. In July 1993, all 75,000 shares were granted by action of the Compensation Committee of the Board of Directors, and no further grants will be made under this plan. Under terms of the plan, upon change in control all shares subject to an award shall automatically vest. The merger of the Company with ISI in 1995 constituted a change in control. By action of the Board of Directors, the restricted stock not previously vested as of August 16, 1995, was 100 percent vested as of that date.

      1993 Stock Option Plan

      The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the granting of options to purchase a total of 950,000 shares of common stock to key employees. The exercise price for each option granted under the 1993 Plan cannot be less than the fair market value of the common stock on the date of the grant.

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

      During fiscal 1996, the Company granted 225,500 options at exercise prices of $4.50 to $9.00 per share, 151,448 options became exercisable, and 18,300 options were forfeited. During fiscal 1997, 412,500 options were granted at option prices of $5.00 to $7.12 per share, 101,980 options became exercisable, and 80,219 options were forfeited. As of September 30, 1997, an additional 127,419 options may be issued under the 1993 Plan.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(10)  Employee Benefit Plans, Continued

      Directors Option Plan

      The Company's 1993 Directors Stock Option Plan (the "Directors Option Plan") provides for the granting of options to purchase a total of 120,000 shares of common stock. The exercise price for each option granted beginning April 1997 under the Directors Option Plan is equal to 110 percent of the closing price of the stock on the grant date. The exercise price for options granted prior to April 1997 was the greater of the fair market value or book value of the Company's common stock on the date of the grant.

      The Directors Option Plan provides that beginning April 1997, each qualified director will be granted annually an option to purchase 4,500 shares of common stock. Prior to April 1997, each qualified director was granted annually an option to purchase 1,000 shares of common stock. Options granted in April 1997 or thereafter will be exercisable in one-third increments beginning on the date of the grant. Options granted prior to April 1997 are exercisable at any time beginning six months after the date of the grant. Options expire five years from the date of the grant. During fiscal 1996, the Company granted options to purchase 3,000 shares of common stock at an exercise price of $8.75 per share, and in fiscal 1997, the Company granted options to purchase 84,320 shares of common stock at exercise prices of $5.00 to $7.00 per share. As of September 30, 1997, an additional 23,680 options may be issued under the Directors Option Plan.

      Special Option Grants

      The Board of Directors has awarded special option awards to its former chairman and a former Board member. As of September 30, 1997, these awards total 34,750 options to purchase common stock at $2.50 to $8.75 per share which per share prices equaled or exceeded the fair value of the common stock at the date of the awards. The awards totaled 20,000 and 4,750 options in 1996 and 1997, respectively. The awards were made separate from either of the two qualified plans specified above.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(10)  Employee Benefit Plans, Continued

      Information with respect to options under the 1993 Stock Option Plan, the 1993 Directors Option Plan, and special option grants for the two years ended September 30, 1997, is as follows:

                                            Option Price                                          Available
                                              Per Share         Outstanding      Exercisable      for Grant
                                              ---------         -----------      -----------      ---------

Balance, October 1, 1996                    $1.87 - $4.89          305,100           97,300          179,900

Increase in authorized shares - 1993
   Plan                                                                                              295,000
Special option grant                            $8.75               20,000
Granted                                     $4.50 - $9.00          225,500                          (225,500)
Exercisable                                 $2.50 - $8.75                           187,448
Exercised                                   $1.87 - $2.50          (13,416)         (13,416)
Forfeited                                       $2.50              (18,300)         (18,300)          18,300
                                                                   -------          -------       -----------
Balance, September 30, 1996                 $1.87 - $8.75          518,884          253,032          267,700
Increase in authorized shares:
   1993 Plan                                                                                         200,000
   Directors option plan                                                                             100,000
Special option grant                            $4.75                4,750
Granted                                     $5.00 - $7.12          496,820                          (496,820)
Exercisable                                 $2.50 - $9.00                           101,980
Exercised                                   $2.12 - $5.00          (85,231)         (85,231)
Forfeited                                   $2.50 - $9.00          (80,219)         (80,219)          80,219
                                                                   -------          -------          -------

Balance, September 30, 1997                                        855,004          189,562          151,099
                                                                   =======          =======          =======


                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(10)  Employee Benefit Plans, Continued

      The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost been determined based on the fair value of such awards at the date of grant consistent with the provisions of SFAS No. 123, the Company's total and per share net income (loss) would have been as follows:

                                                               1996                      1997
                                                               ----                      ----
Net income (loss)
    As reported                                          $  451,690               $    (11,498,379)
    Pro forma                                            $  328,302               $    (12,029,150)
Net income (loss) per share
    As reported                                               $0.13                         $(2.33)
    Pro forma                                                 $0.09                         $(2.44)

      The fair values of options granted during 1996 and 1997 were determined using the Black-Scholes option-pricing model based on the following assumptions:

                                                               1996                      1997
                                                               ----                      ----
Risk-free interest rate                                        6.1%                      6.6%
Dividend yield                                                   0                        0
Expected life                                                 6 years                3 to 6 years
Expected volatility                                           6.25%                     61.7%

      401(k) Plan and Trust

      The Company has established a defined-contribution retirement plan for all eligible employees. Participants may make basic contributions of up to 15 percent of their compensation, pursuant to section 401(k) of the Internal Revenue Code. Under terms of the 401(k) plan, effective October 1, 1996, the Company makes a basic contribution of 100 percent of each employee's contribution up to the first 5 percent of the employee's base salary contributed by the employee. Prior to October 1, 1996, the Company made a basic contribution of 50 percent of each employee's contribution up to the first 4 percent of the employee's base salary contributed by the employee. The Company may also make additional contributions as approved by the Board of Directors. A participant becomes vested in the Company's contribution on his or her behalf at a rate of 20 percent for each year of service after the effective date of the 401(k) plan. Notwithstanding the foregoing, a

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(10)  Employee Benefit Plans, Continued

      participating employee will be fully vested in the Company's contributions to his or her account in the event of death, or in the event of disability or normal retirement, as those terms will be defined in the 401(k) plan. The Company's contributions to the 401(k) plan were approximately $68,000 and $158,000 for the years ended September 30, 1996 and 1997, respectively.

(11)  Warrants

      The Company has outstanding warrants for the purchase of its common stock as follows:

<Capiton>
                                  ISI              UAI          Subordinated          Intec
                              Acquisition      Acquisition          Debt           Acquisition           Total
                              -----------      -----------          ----           -------------         -----
Exercise price                   $2.50            $4.81             $4.00             $6.73
Expiration date                 3/03/98         11/20/97          10/31/02           2/20/00

 Balance, October 1, 1995       485,258         137,000                                                 622,258
Issued in connection with
    subordinated debt                                             237,214                               237,214
Exercised                      (475,219)                                                               (475,219)
                               --------         -------           -------                               -------


Balance, September 30,
    1996                         10,039         137,000           237,214                               384,253
Issued in connection with
    the Intec acquisition                                                           124,998             124,998
Exercised                        (5,111)                          (39,536)                              (44,647)
                               --------         -------           -------           -------             -------
Balance September 30, 1997        4,928         137,000           197,678           124,998             464,604
                               ========         =======           =======           =======             =======



                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(12)  Lease Commitments

      The Company leases its Virginia, Massachusetts, Ohio, United Kingdom, and certain regional facilities, as well as certain vehicles and office equipment, under operating leases, and leases certain computer and production equipment under capital leases. The leases on the facilities expire at various dates through August 1999, and the equipment operating leases expire at various dates through June 2001.

      The Company leases certain production equipment from finance companies under two capital leases. The leases had an initial term of three years beginning in 1995 and collectively require monthly payments, including interest, of $2,642 through August 1998. The unpaid balance of these capital leases was $26,536 at September 30, 1997 (note 8). The net book value of equipment leased under the two capital leases is approximately $26,000 at September 30, 1997.

      The Company leases certain computer equipment under two capital leases from a finance company. The leases have an initial term of four years beginning March 1997 and collectively require monthly payments, including interest, of $13,267 through February 2001. The unpaid balance of these capital leases totaled $474,265 at September 30, 1997 (note 8). The net book value of equipment leased under the two capital leases is approximately $479,000 at September 30, 1997.

      A summary of commitments under noncancelable leases as of September 30, 1997, is as follows:

                                                 Capital Leases          Operating Leases             Total
                                                 ---------------         ----------------             -----
      1998                                       $     188,000           $     258,400            $   446,400
      1999                                             159,200                 180,700                340,100
      2000                                             159,200                  15,800                175,000
      2001                                              69,100                   8,400                 77,300
                                                 -------------           -------------            -----------

      Total minimum lease obligation             $     575,500           $     463,300            $ 1,038,800
                                                                         =============            ===========

      Less amounts representing interest               (74,700)
                                                 -------------

      Present value of minimum lease
         payments                                $     500,800
                                                 =============

      Total rental expense in fiscal 1996 and 1997 was $172,500 and $308,000, respectively.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(13)  Foreign Revenues and Major Customers

      Net revenues include export sales to various countries. A summary of both foreign and domestic revenues is as follows:


                                                                             Year Ended September 30,
                                                                             ------------------------
                                                                            1996                 1997
                                                                            ----                 ----
      Foreign:
        France                                                         $   2,019,177       $   1,687,171
        Other European countries                                           1,307,856           2,395,361
        Canada                                                               670,832           1,363,529
        South America                                                        285,892             182,442
        Asia and South Pacific                                               471,539             309,701
        Africa                                                                22,061              45,172
                                                                       -------------       -------------
                    Total foreign revenues                                 4,777,357           5,983,376

      Domestic revenues                                                   16,146,256          14,892,021
                                                                       -------------       -------------
                    Total                                              $  20,923,613       $  20,875,397
                                                                       =============       =============

      Approximately 30 percent and 23 percent of revenues were from three unaffiliated customers during the years ended September 30, 1996 and 1997, respectively. Accounts receivable from these customers were approximately $1,700,500 and $1,148,500 at September 30, 1996 and 1997,
      respectively.

                              NEMATRON CORPORATION
                                AND SUBSIDIARIES

                                INDEX TO EXHIBITS

   Exhibit                                                                                         Sequential
   Number                    Description of Exhibit                                                 Page No.
   -------                   ----------------------
2.01           Asset Purchase Agreement dated October 29, 1993 between the
               Registrant and Action Instruments, Inc., filed as Exhibit 2.01 to the Registrant's Form 10-KSB for the fiscal year ended September
               30, 1993 and incorporated herein by reference.
2.02           Merger Agreement dated February 2, 1995 between the Registrant and Imagination
               Systems, Inc., filed as Exhibit 2 to the Registrant's Form 8-K dated as of
               March 3, 1995 and incorporated herein by reference.
2.03           Merger Agreement dated August 30, 1995 between the Registrant and
               Universal Automation, Inc. Ronald J. Lavallee and Thomas Peacock,
               the Shareholders, filed as Exhibit 2 to the Registrant's Form 8-K dated as of September 20, 1995 and incorporated herein by
               reference.
2.04           Agreement and Plan of Merger, dated as of June 13, 1997, by and among the
               Company. Imagination Systems, Inc., Virtual-Time Software, Inc. and certain VTS shareholders, filed as Exhibit 2.1 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1997 and incorported herein by reference.
2.05           Agreement and Plan of Merger, dated as of February 20, 1997, by and among the Company, NemaSoft, Inc., Thomas Kraus and Robert O.
               Mick, as amended March 28, 1997, filed as Exhibit 2.1 to the
               Registrant's Form 8-K filed April 10, 1997 and incorporated herein by reference.
3.01           Amended and Restated Articles of Incorporation, filed as Exhibit 4 to the
               Registrant's Form 10-QSB for the quarterly period ended June 30, 1995 and incorporated herein by reference.
3.02           Amended and Restated Bylaws, as amended, filed as Exhibit 3.02 to the
               Registrant's Form 10-KSB for the fiscal year ended September 30, 1994 and incorporated herein by reference.
4.01           Specimen form of Stock Certificate, filed as Exhibit 4.01 to the Registrant's
               Form 10-Registration Statement filed on January 27, 1993 and incorporated herein by reference.
4.02           First Amended and Restated Loan Agreement dated October 6, 1995 between the Registrant and Society Bank, Michigan filed as
               Exhibit 4.02 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995 and incorporated herein by reference.
4.03           Mortgage Note dated August 8, 1995 between the Company and
               Chelsea State Bank, filed as Exhibit 4.03 to the Registrant's
               Form 10-KSB for the fiscal year ended September 30, 1995 and incorporated herein by reference.
4.04           Mortgage Note dated September 19, 1996 between the Registrant and Chelsea State Bank, filed as Exhibit 4.04 to the Registrant's
               Form 10-KSB for the fiscal year ended September 30, 1996 and incorporated herein by reference.
4.05           Term Loan and Warrant Purchase Agreement dated as of November 7,
               1995 between the Registrant and Onset BIDCO, The Capital Fund,
               Joseph Krinski Trust U/A Dated 6/20/91, Emily Krinski Trust U/A
               Dated 6/20/91, and Urban A. MacDonald filed as Exhibit 4.04 to the Registrant's Form S-2 Registration Statement dated June 6,
               1996 and incorporated herein by reference.
4.06           Second Amended and Restated Loan Agreement dated March 29, 1996 between the Company and KeyBank National Association (formerly
               Society Bank, Michigan), together with Master Demand Business
               Loan Note and affirmations of guarantees, filed as Exhibit 4.05 to the Registrant's Form S-2 Registration Statement dated June 6,
               1996 and incorporated herein by reference.

   Exhibit                                                                                         Sequential
   Number                    Description of Exhibit                                                 Page No.
   -------                   ----------------------
4.07           Mortgage, dated November 16, 1995, between the Company and The
               Capital Fund, Inc., filed as Exhibit 4.07 to the Registrant's
               Form S-2 Registration Statement dated June 6, 1996 and
               incorporated herein by reference.
4.08           Revolving Credit Note entered into as of February 12, 1997, between the Company and KeyBank National Association, filed as
               Exhibit 4.1 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference
4.09           Term Note entered into as of February 12, 1997, between the Company and KeyBank
               National Association, filed as Exhibit 4.2 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference
4.10           Revolving Credit Note (Equipment Line of Credit) entered into as of February 12, 1997, between the Company and KeyBank National
               Association, filed as Exhibit 4.3 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference
4.11           Form of Warrant issued as of March 31, 1997 to Intec shareholders, filed as
               Exhibit 4.1 to the Registrant's Form 8-K filed April 10, 1997 and incorporated herein by reference
10.01          Nematron Corporation Restricted Stock Plan, filed as Exhibit
               10.01 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1993 and incorporated herein by reference
10.02          Nematron Corporation 1993 Stock Option Plan, as amended and restated March 1997, filed as Exhibit 10.1 to the Registrant's
               Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference.
10.03          Nematron Corporation 1993 Directors Option Plan, as amended and restated March 1997, filed as Exhibit 10.2 to the Registrant's
               Form 10-QSB for the quarterly period ended June 30, 1993 and incorporated herein by reference.
10.04          Nematron 401(k) Plan filed as Exhibit 10.04 to the Registrant's
               Form 10-KSB for the year ended September 30, 1995 and
               incorporated herein by reference
10.05          Registration Rights Agreement, dated as of March 31, 1997, between the Company and former stockholders of Intec Controls Corp., filed as Exhibit 10.3 to the
               Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference
10.06          Employment and Non-Competition Agreement, dated as of March 31, 1997, between
               NemaSoft, Inc. and Thomas Kraus filed as Exhibit 10.4 to the Registrant's Form
               10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference.
10.07          Non-competition Agreement dated as of March 2, 1995 between the Registrant and
               Frank G. Logan, III, filed as Exhibit 99(a) to the Registrant's Form 8-K dated as of March 3, 1995 and incorporated herein by reference.
11.01          Statement re Computation of Per Share Earnings
21.01          Subsidiaries of Nematron Corporation
23.01          Consent of Independent Public Accountants
27.00          Financial Data Schedule


                                   UNDERTAKING

The Company will furnish to any shareholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company's reasonable expenses in furnishing the exhibit to the shareholder. Requests for exhibits and information regarding the applicable fee shall be direct to: Mr. David P. Gienapp, Executive Vice President - Finance and Administration, at the address of the principal executive offices set forth on the cover of this Report on Form 10-KSB.