Form 10KSB/A
period 1997-09-30
NEMATRON CORP
filed 1998-01-28
CIK 892832

================================================================================


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
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the transition period from  ________________ to ______________________

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



TRANSITIONAL SMALL BUSINESS DISCLOSURE              FORMAT [ ] Yes [ X ] No
================================================================================

The Registrant hereby amends its Form 10-KSB for the fiscal year ended September 30, 1997 to add Items 9, 10, 11 and 12 as set forth below:

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information relating to the persons who are the directors and executive officers of the Company is set forth below.

                                                                                                       Director      Term
         Name                       Age                      Principal Occupation                       Since       Expires
         ----                       ---                      --------------------                      -------      -------
Garnel F. Graber                     66             Chairman of the Board of Directors of Applied       1993          1998
                                                    Dynamics International, a computer
                                                    manufacturing Company, and of Interface
                                                    Systems, Inc., a manufacturer of printers and
                                                    computer interfaces, and a Director

Michael L. Hershey                   59             President and Chairman of the Board of Directors    1995          1998
                                                    of Landis Associates, Inc., an investment
                                                    management company, and a Director

Frank G. Logan, III                  41             Chairman of the Board of Directors, President       1995          2000
                                                    and CEO of the Company, and a Director

Douglas B. Juanarena                 44             President and Chief Executive Officer of Pressure   1996          2000
                                                    Systems, Inc., an electronics manufacturer, and
                                                    a Director

Joseph J. Fitzsimmons                63             Retired Executive of Bell & Howell Company and      1997          2000
                                                    its subsidiary, University Microfilms International,
                                                    a provider of technology services to libraries and
                                                    other organizations, and a Director

David P. Gienapp                     49             Secretary, Treasurer and Vice President - Finance   1995          1999
                                                    and Administration of the Company, and a Director

Hugo E. Braun                        39             Partner with Access Ventures, an investment fund    1995          1999
                                                    manager, and a Director

         Garnel F. Graber, 66, became a director in February 1993 at the time of the Company's spin-off from Interface Systems, Inc. and served as Chairman of the Board of Nematron until March 1996. Mr. Graber is a retired executive of, and the current Chairman of the Board of Directors of, Applied Dynamics International, a computer firm specializing in high speed simulation. Mr. Graber also serves as Chairman of the Board of Interface Systems, Inc.

         Michael L. Hershey, 59, became a director in March 1995. Mr. Hershey had served as a member of the Board of Directors and Secretary of Imagination Systems, Inc. Mr. Hershey has been the President and Chairman of the Board of Directors of Landis Associates, Inc., an investment management company, since its formation in 1986.

         Frank G. Logan III, 41, has been President, Chief Executive Officer and a director of the Company since joining the Company in March 1995 in connection with its merger with Imagination Systems, Inc. Mr. Logan has been the Chairman of the Board since March 1996. Prior to joining the Company in March

1995, Mr. Logan was the President and Chief Executive Officer of Imagination Systems, Inc., which was a privately held Virginia-based software development company which he founded in 1983.

         Douglas B. Juanarena, 44, became a director on December 16, 1996, as a result of his election by the other members of the Board of Directors, to fill the Board seat vacated when Mr. Albert W. Lowery resigned from the Board on August 12, 1996. Mr. Juanarena is the President and Chief Executive Officer of Pressure Systems, Inc., an electronics manufacturer specializing in designing and producing advanced pressure measurement instrumentation for aeronautical design and research. Pressure Systems, Inc. is a wholly-owned subsidiary of Roxboro PLC, a public company headquartered in the United Kingdom. Prior to forming Pressure Systems, Inc. in 1978, Mr. Juanarena worked in the Instrument Research Division of the NASA Langley Research Center.

         Joseph J. Fitzsimmons, 63, is a retired executive of Bell & Howell Company and University Microfilms International ("UMI"), a subsidiary of Bell & Howell. From January 1994 through June 1995 when he retired, Mr. Fitzsimmons was Corporate Vice President of Bell & Howell and Chairman of UMI. From March 1987 through December 1993, Mr. Fitzsimmons was Corporate Vice President of Bell & Howell and President and Chief Executive Officer of UMI, a leading provider of technology services to libraries and other organizations regarding acquiring, preserving and distributing literature. Mr. Fitzsimmons is a member of the Board of Directors of First of America Bank Corporation, a leading Midwest bank holding company. Mr. Fitzsimmons is a past Chairman of the Information Industry Association and was the Vice Chairman of the White House Conference on Libraries and Information Services in 1991.

         David P. Gienapp, 49, became a director in March 1995. Mr. Gienapp has been the Executive Vice President - Finance and Administration and Treasurer of the Company since joining the Company in September 1994 and has served as Secretary since March 1996. Prior to joining the Company, Mr. Gienapp spent over 20 years with Deloitte & Touche LLP, a certified public accounting firm.

         Hugo E. Braun, 39, has been a director since March 1996. Mr. Braun is a Partner with Access Ventures, an investment fund manager, where he has been employed since 1989.

         The executive officers of the Company serve at the pleasure of the Board of Directors.


BOARD OF DIRECTORS MEETINGS AND COMMITTEES

         The Board met four times during the year ended September 30, 1997. No director attended fewer than 75% of the aggregate of the total number of meetings of the Board and of the committees of the Board on which he served.

         Standing committees of the Board include an Audit Committee, an Executive Committee, a Nominating Committee and an Organization and Compensation Committee.

         The Audit Committee met two times in fiscal 1997. The Audit Committee meets with the Company's independent accountants to review the adequacy of the Company's internal control systems and financial reporting procedures; reviews the general scope of the Company's annual audit and the fees charged by the independent accountants; and reviews and monitors the performance of non-audit services by the Company's auditors. The members of the Audit Committee are Messrs. Braun (Chairman), Fitzsimmons, Graber and Hershey.

         The Executive Committee met five times during the of fiscal 1997. The Executive Committee discusses current operating and strategic matters that arise between scheduled or special Board meetings. The members of the Executive Committee are Messrs. Logan (Chairman), Fitzsimmons, Gienapp and Graber.

         The Nominating Committee met two times during fiscal 1997. The Nominating Committee identifies and reviews potential members of the Board and nominates persons to the Board to serve as

Board members. The members of the Nominating Committee are Messrs. Hershey (Chairman), Juanarena and Logan.

         The Organization and Compensation Committee met three times during fiscal 1997. The Organization and Compensation Committee administers the Company's Restricted Stock Plan and the 1993 Stock Option Plan, determines compensation issues for officers, and determines compensation issues for non-employee directors that do not involve the Company's equity securities. The members of the Organization and Compensation Committee are Messrs. Graber (Chairman), Braun, Fitzsimmons and Juanarena.


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

         Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended September 30, 1997, all filing reports applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Juanarena, a director, did not timely file a three Form 4 reports disclosing four transactions.


ITEM 10         EXECUTIVE COMPENSATION

SUMMARY

         The following table sets forth information concerning the aggregate compensation paid by the Company and its subsidiaries to the Company's President and Chief Executive Officer and to its Executive Vice President - Finance and Administration, the Company's only other executive officer whose salary and bonus exceeded $100,000 in fiscal 1997 (the "Named Executives") for the periods indicated.


                        SUMMARY COMPENSATION TABLE (1)
--------------------------------------------------------------------------------

                               ANNUAL COMPENSATION                LONG-TERM
                              ------------------------          COMPENSATION
                                                         ----------------------------
                                                           AWARDS        PAYOUTS
                                                         ------------ ---------------   ALL OTHER
NAME AND PRINCIPAL     FISCAL                             OPTIONS        LTIP            COMPEN-
    POSITION           YEAR    SALARY ($)    BONUS ($)      (#)         PAYOUTS         SATION ($) (2)
--------------------   ----   -----------    ---------   --------        -------        -------------
Frank G. Logan, III    1997   $168,043       $200,000    120,000        $  -0-               $5,113
President and Chief    1996   $154,531        $25,000     50,000        $  -0-               $4,305
Executive Officer(3)   1995    $70,088           $-0-     50,000        $  -0-               $1,588
---------------------------------------------------------------------------------------------------
David P. Gienapp,      1997   $103,005        $50,000     36,000        $  -0-               $5,746
Exec. VP - Finance     1996    $95,384        $15,000     20,000        $  -0-               $2,286
and Administration     1995    $77,035           $-0-     25,000        $  -0-                 $395

   (1) The amounts reflected in the table do not include other compensation or personal benefits which did not exceed in the aggregate the lesser of either $50,000 or 10% of the total of annual salary and bonus for the Named Executives. No "Other Annual Cash Compensation" or "Long Term Incentive Plan Payouts" were paid in any of the fiscal years shown.

   (2) All Other Compensation shown for Mr. Logan represents amounts paid by the Company for life insurance for Mr. Logan of $1,560, $956 and $956 for 1997, 1996 and 1995, respectively, and

         401(k) Plan contributions by the Company of $3,553, $3,349 and $632 for 1997, 1996 and 1995, respectively. All Other Compensation shown for
         Mr. Gienapp represents 401(k) Plan contributions by the Company.

   (3) Mr. Logan assumed the office of President on March 3, 1995 and was named Chief Executive Officer on March 27, 1995.

         Management compensation is established on an annual basis by the Organization and Compensation Committee of the Board of Directors.


OPTIONS

         The following table sets forth information concerning options granted to the Named Executives in the year ended September 30, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS
--------------------------------------------------------------------------------

                                                  PERCENT OF TOTAL
                               OPTIONS           OPTIONS GRANTED TO
                               GRANTED          EMPLOYEES IN FISCAL    EXERCISE PRICE      EXPIRATION
              NAME             (#) (1)                  YEAR               ($/SHARE)         DATE
-------------------------------------------------------------------------------------------------------
Frank G. Logan, III            120,000                29.6%             $5.78/Share        May 1, 2007
David P. Gienapp                36,000                 8.9%             $5.78/Share        May 1, 2007

   (1) All of these options, which were granted pursuant to the Company's 1993 Stock Option Plan, were granted at an exercise price per share of 110% of market value of the Company's Common Stock on the date of the grant and have a term of ten years. The Compensation Committee of the Board of Directors determines the exercise provisions of each option award. The options granted to each of the Named Executives in fiscal 1997 become exercisable annually in increments of 33 1/3% beginning on the date of the grant. The exercisability of these options may be accelerated in the event of a change in control of the Company. See "Change in Control Arrangements." In March 1997, the Compensation Committee determined that the Company's Executive officers may earn a fixed number of premium-priced options (options priced at 110% of fair market value of the Common Stock on the date of the grant) under the 1993 Stock Option
Plan that vary by executive in accordance with a competitive relationship to peer group (market) average, performance and contribution. The use of premium-priced options emphasizes a positive linkage between shareholder value creation and executive interests, and it ensures a minimum total shareholder return before the executives are rewarded.

         The Named Executives did not exercise any options in the year ended September 30, 1997. The following table provides information with respect to unexercised options held by the Named Executives as of September 30, 1997.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES
--------------------------------------------------------------------------------

                                                           NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                                  SHARES                   OPTIONS AT FY-END (#)           FY-END ($)
                               ACQUIRED ON
                               EXERCISE (#)     VALUE           EXERCISABLE/             EXERCISABLE/
            NAME                               REALIZED         UNEXERCISABLE            UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------
Frank G. Logan, III                None          N/A         83,332 / 136,668           $193,500 / $-0-
David P. Gienapp                   None          N/A         43,332 /  42,668            $75,000 / $-0-

COMPENSATION OF DIRECTORS

         Each director who is not an officer or employee of the Company receives for his services as such a fee of $1,000 per meeting attended, $500 for each committee meeting attended, and an additional $250 for each committee meeting attended by the chairman of the committee. Directors who are officers or employees of the Company receive no additional compensation for their service as a director, although they are reimbursed for their reasonable travel expenses when meetings are held in a location other than the metropolitan area in which they reside.

         The Directors Plan provides for the grant of automatic non-qualified stock options to non-employee directors of the Company. Each such director is automatically granted an option to purchase 4,500 shares of Common Stock (4,664 shares in fiscal 1997) on: (a) the date on which such person first becomes a director and (b) the date of the third Annual Meeting of Shareholders occurring thereafter during the term of the plan if the participant shall have been a director for the six months immediately preceding such Annual Meeting. The exercise price of automatic options granted under the Directors Plan is 110% of the fair market value of the Company's Common Stock on the date the option is granted. Each automatic option under the Directors Plan becomes exercisable in three equal annual one-third installments beginning on the grant date and remains exercisable until the fifth anniversary of the date of the grant unless earlier terminated in accordance with the terms of the plan. In the fiscal year ended September 30, 1997, Messrs. Braun, Fitzsimmons, Graber, Hershey and Juanarena each received an automatic option to purchase 4,664 shares of Common Stock under the Directors Plan at an exercise price of $5.37 per share.

         On July 28, 1997, the Board of Directors granted each of Messrs. Braun, Fitzsimmons, Graber, Hershey and Juanarena a discretionary option to purchase 12,000 shares of Common Stock at an exercise price of $7.08 per share, subject to shareholder approval of an amendment to the Directors Plan to permit the grant of discretionary options. The amendment will be voted upon at the Company's 1998 Annual Meeting to be held March 13, 1998. If the amendment is approved, such options will become exercisable in three equal annual one-third installments beginning on the first anniversary of the date of the grant and remain exercisable until the tenth anniversary of the date of the grant unless earlier terminated in accordance with the terms of the plan.

         On April 17, 1997, the Company granted Mr. Harry Sundblad, a former director, an option to purchase 4,750 shares of the Company's Common Stock at an exercise price of $4.75 per share, the average of the fair market value of the Common Stock during the period in which Mr. Sundblad performed consulting services for the Company. The option was granted in consideration for Mr. Sundblad's services as a consultant to the Company from August, 1995 to January, 1996. The option was immediately exercisable and will expire April 17, 1998.


CHANGE IN CONTROL ARRANGEMENTS

         The Company granted the options disclosed in the tables above pursuant to the 1993 Stock Option Plan. The Organization and Compensation Committee of the Board of Directors determines the exercise provisions of each option award. All shares subject to an option grant become immediately exercisable upon a change in control of the Company. A "change in control" is defined as the acquisition of 20% or more of the voting power of the Company or sale of all or substantially all of the Company's assets, or a merger, consolidation or similar transaction in which the Company is a constituent corporation, or a change in the identity of a majority of the members of the Company's Board of Directors in any twelve-month period, which change or changes were not recommended by the incumbent directors immediately prior to such change or changes.

ITEM 11         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The Common Stock is the only voting security of the Company. The following table sets forth information as of January 27, 1998, for all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock. Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

------------------------------------------------------------------------------------------------------------
                                                                      AMOUNT AND NATURE OF      PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNERS                                 BENEFICIAL OWNERSHIP      CLASS
------------------------------------------------------------------------------------------------------------
Michael L. Hershey (includes shares of J. Eric May, below)                   511,097(1)            9.55%
Landis Associates, Inc.
400 West Ninth Street, Suite 100
Wilmington, DE 19801

J. Eric May, Trustee Under Declaration of Trust                              471,172               8.82%
c/o Wilmington Trust Company
1100 North Market Street
Wilmington, DE 19890

Frank G. Logan, III                                                          416,217(2)            7.68%
5840 Interface Drive
Ann Arbor, MI 48103


   (1) The shares represented in the table include (i) the 471,172 shares owned by J. Eric May, Trustee Under Declaration of Trust, over which Mr. Hershey may exercise voting and investment power; (ii) 25,371 shares of Common Stock owned outright; (iii) options to purchase 14,554 shares of Common Stock under the Directors Option Plan which are currently exercisable or are exercisable within sixty days of January 27, 1998.

   (2) The shares represented in the table include (i) 307,421 shares of Common Stock owned outright; (ii) 2,000 shares owned by Mr. Logan's wife; (iii) 25,964 shares of Common Stock owned by Mr. Logan as custodian of certain trusts for his children; and (iv) options to purchase 83,332 shares of Common Stock under the 1993 Stock Option Plan which are currently exercisable or are exercisable within sixty days of January 27, 1998.

STOCK OWNERSHIP OF MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of the Company's Common Stock as of January 27, 1998 by each of the Company's directors and Named Executives and by all executive officers and directors of the Company as a group. Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

---------------------------------------------------------------------------------------------------------
              NAME AND ADDRESS OF BENEFICIAL OWNERS                  AMOUNT AND NATURE OF     PERCENT OF
                                                                     BENEFICIAL OWNERSHIP       CLASS
---------------------------------------------------------------------------------------------------------
Michael L. Hershey, Director                                              511,097 (1)           9.55%
Landis Associates, Inc.
400 West Ninth Street, Suite 100
Wilmington, DE 19801

Frank G. Logan, III, Director and Officer                                 416,217 (2)           7.68%
5840 Interface Drive
Ann Arbor, MI 48103

Hugo E. Braun, Director                                                   145,339 (3)           2.65%
313 North First Street
Ann Arbor, MI 48103

David P. Gienapp, Director and Officer                                     72,792 (4)           1.35%
5840 Interface Drive
Ann Arbor, MI 48103

Garnel F. Graber, Director                                                 61,706 (5)           1.15%
600 Adrian
Manchester, MI 48158

Douglas B. Juanarena                                                       34,554 (6)           0.65%
34 Research Drive
Hampton, VA 23666

Joseph J. Fitzsimmons                                                      16,554 (7)           0.31%
101 North Main Street
Ann Arbor, MI 48104

All Directors and Executive Officers as Group (7 persons)               1,258,259 (8)          22.07%

   (1)   Mr. Hershey.  See footnote 1 to Principal Shareholder table.

   (2)   Mr. Logan.  See footnote 2 to Principal Shareholder table.

   (3) Mr. Braun. The shares represented in the table include (i) options to purchase 13,554 shares of Common Stock under the Directors Stock Option Plan which are currently exercisable or are exercisable within sixty days of February 13, 1998; and (ii) currently exercisable warrants to purchase 131,785 shares of Common Stock pursuant to a Term Loan and Warrant Purchase Agreement dated November 7, 1995 between the Company and Onset BIDCO, Inc., of which Mr. Braun is an officer, The Capital Fund, Inc., and others in connection with a private placement of subordinated notes in the amount of $1,800,000. If such warrants were exercised, Mr. Braun would have sole voting rights and shared investment power with respect to the underlying shares.

   (4) Mr. Gienapp. The shares represented in the table include (i) 29,460 shares of Common Stock owned outright; and (ii) options to purchase 43,332 shares of Common Stock under the 1993 Stock Option Plan which are currently exercisable or are exercisable within sixty days of February 13, 1998.

   (5) Mr. Graber. The shares represented in the table include (i) 14,152 shares of Common Stock owned outright; (ii) options to purchase 17,554 shares of Common Stock under the Directors Stock Option Plan which are currently exercisable or are exercisable within sixty days of February 13, 1998; and (iii) options to purchase 30,000 shares of Common Stock under special option awards which are currently exercisable or are exercisable within sixty days of February 13, 1998.

   (6) Mr. Juanarena. The shares in the table include (i) 20,000 shares of Common Stock owned outright; (ii) options to purchase 14,554 shares of Common Stock under the Directors Stock Option Plan which are currently exercisable or are exercisable within sixty days of February 13, 1998.

   (7) Mr. Fitzsimmons. The shares in the table include (i) 3,000 shares of Common Stock owned outright; (ii) options to purchase 13,554 shares of Common Stock under the Directors Stock Option Plan which are currently exercisable or are exercisable within sixty days of February 13, 1998.

   (8) All Directors and Executive Officers as Group. The shares represented in the table include (i) 424,868 shares of Common Stock owned outright;
         (ii) 471,172 shares of Common Stock beneficially owned by J. Eric May, Trustee Under Declaration of Trust but also reported as beneficially owned by Mr. Hershey and over which Mr. Hershey may exercise voting and investment power; (iii) options to purchase 126,664 shares of Common Stock under the 1993 Stock Option Plan which are currently exercisable or are exercisable within sixty days of February 13, 1998: (iv) options to purchase 73,770 shares of Common Stock under the Directors Stock Option Plan which are currently exercisable or are exercisable within sixty days of February 13, 1998; (v) options to purchase 30,000 shares of Common Stock under special option awards which are currently exercisable or are exercisable within sixty days of February 13, 1998; and (vi) warrants to purchase 131,785 shares of Common Stock.


ITEM 12         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases its two-story office building in Virginia Beach, Virginia, which the Company uses for its software development and applied systems businesses, from LPS Management, a partnership of which Mr. Logan is a partner. The lease term extends to February 1998 and requires lease payments of $6,633 per month. Total lease expense for the office building was approximately $79,600 and $77,600 for fiscal 1997 and fiscal 1996, respectively. The lease is expected to be renewed in March 1998 on substantially the same terms and conditions as the current lease.

         The Organization and Compensation Committee of the Board of Directors authorized a loan to Mr. Logan in the principal amount of $94,900 as of April, 1996 to pay federal and state taxes with respect to the 120,000 shares of Company common stock issued to Mr. Logan in consideration for a Non-Competition Agreement dated March 3, 1995. Mr. Logan delivered to the Company a promissory note which was payable in full on the earlier of April 15, 1997 or 90 days after termination employment with the Company. The note bore interest at 8.25% per annum; accrued interest was payable at the maturity date of the note. The note and accrued interest thereon were repaid in their entirety in fiscal 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEMATRON CORPORATION


By:  /S/  DAVID P. GIENAPP                        Dated:  January 28, 1997
     ----------------------------------
     David P. Gienapp,
     Executive Vice President - Finance and
     Administration, Secretary and Treasurer