Form 10QSB
period 1997-12-31
NEMATRON CORP
filed 1998-02-17
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1997


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
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                 5840 INTERFACE DRIVE, ANN ARBOR, MICHIGAN 48103
               (Address of principal executive offices) (Zip Code)

                                 (734) 214-2000
                (Issuer's telephone number, including area code)


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

         No par value Common Stock: 5,339,538 SHARES OUTSTANDING AS OF FEBRUARY 5, 1998

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO


================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1997

                                                                               DECEMBER 31,     SEPTEMBER 30,
                                                                                  1997              1997
                                                                               (UNAUDITED)        (AUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $    454,765    $  1,142,988
     Accounts receivable, net of allowance for doubtful
         accounts of $422,000 at December 31, 1997, and
         $410,000 at September 30, 1997                                           4,303,337       4,205,196
     Inventories (Note 2)                                                         4,643,071       4,399,426
     Prepaid expenses and other current assets                                      593,622         528,471
                                                                               ------------    ------------
              Total Current Assets                                                9,994,795      10,276,081
PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $4,029,513 at December 31, 1997 and $3,749,528
     at September 30, 1997                                                        4,209,442       4,264,301
OTHER ASSETS:
     Software and related development costs, net of amortization of  $1,758,441 at December 31,1997, and $1,619,919 at
         September 30, 1997                                                       3,202,123       2,724,819
     Other intangible assets, net of amortization of $625,002 at
         December 31, 1997 and $516,168 at September 30,1997                      2,900,822       3,008,547
                                                                               ------------    ------------
              Net Other Assets                                                    6,102,945       5,733,366
                                                                               ------------    ------------

              TOTAL ASSETS                                                     $ 20,307,182    $ 20,273,748
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                                      $  2,877,000    $  1,141,000
     Accounts payable                                                             1,550,936       1,711,936
     Other accrued expenses                                                       1,629,578       1,818,138
     Current maturities of long-term debt (Note 3)                                  683,869         681,231
                                                                               ------------    ------------
              Total Current Liabilities                                           6,741,383       5,352,305

LONG-TERM DEBT, less current maturities (Note 3)                                  3,537,047       3,595,378
DEFERRED TAX LIABILITY                                                            1,000,000       1,000,000
                                                                               ------------    ------------
              Total Liabilities                                                  11,278,430       9,947,683

STOCKHOLDERS' EQUITY:
     Common stock, no par value, 15,000,000 shares authorized; 5,339,538 and
         5,329,938 shares issued and outstanding at December 31, 1997 and
         September 30, 1997,
         respectively                                                            21,630,904      21,589,413
     Foreign currency translation adjustment                                         (8,155)         (7,571)
         Accumulated deficit                                                    (12,593,997)    (11,255,777)
                                                                               ------------    ------------
              Total Stockholders' Equity                                          9,028,752      10,326,065
                                                                               ------------    ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 20,307,182    $ 20,273,748
                                                                               ============    ============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE QUARTERS ENDED DECEMBER 31, 1997 AND 1996


                                                                            QUARTER         QUARTER
                                                                             ENDED           ENDED
                                                                          DECEMBER 31,     DECEMBER 31,
                                                                             1997            1996
                                                                          (UNAUDITED)     (UNAUDITED)

NET REVENUES                                                            $  4,351,308    $  5,108,430

COST OF REVENUES                                                           2,400,217       2,921,477
                                                                        ------------    ------------

              GROSS PROFIT                                                 1,951,091       2,186,953

OPERATING EXPENSES:
     Product development costs                                               461,780         357,052
     Selling, general and  administrative expenses                         2,685,197    $  1,755,896
                                                                         -----------    ------------
              Total Operating Expenses                                     3,146,977       2,112,948
                                                                        ------------    ------------

              Operating Income (Loss)                                     (1,195,886)         74,005

OTHER INCOME (EXPENSE):
     Other income, net                                                         1,154          29,199
     Interest expense                                                       (143,487)        (87,746)
     Foreign currency gain (loss)                                                 -0-             58
                                                                        ------------    ------------
              Total Other Income (Expense)                                  (142,333)        (58,489)
                                                                        ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                                         (1,338,219)         15,516

INCOME TAXES (NOTE 4)                                                             -0-         (5,000)
                                                                        ------------    ------------

NET INCOME (LOSS)                                                       $ (1,338,219)   $     10,516
                                                                        ============    ============


BASIC EARNINGS (LOSS) PER SHARE (NOTE 6)                                $      (0.25)   $       0.00
                                                                        ============    ============

DILUTED EARNINGS (LOSS) PER SHARE (NOTE 6)                              $      (0.25)   $       0.00
                                                                        ============    ============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE QUARTERS ENDED DECEMBER 31, 1997 AND 1996

                                                                          QUARTER ENDED      QUARTER ENDED
                                                                       DECEMBER 31, 1997   DECEMBER 31, 1996
                                                                           (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $(1,338,219)      $    10,516
     Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
         Depreciation and amortization                                         547,968           266,895
         Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                              (98,142)         (292,610)
              Inventories                                                     (243,645)          (52,002)
              Prepaid expenses and other current assets                        (65,151)            9,552
              Accounts payable                                                (161,000)          (35,825)
              Accrued expenses                                                (188,560)            3,446
                                                                           -----------       -----------
              Net Cash Used In Operating Activities                         (1,546,749)          (90,028)
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to capitalized software development costs                      (638,214)         (389,977)
     Additions to property and equipment, net of minor disposals              (224,474)         (293,819)
                                                                           -----------       -----------
              Net Cash  Used In Investing Activities                          (862,688)         (683,796)
                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in note payable to bank                                        1,736,000               -0-
     Increase in other notes payable                                           109,613               -0-
     Proceeds from exercise of options and warrants                             41,491            67,860
     Payments of long-term debt                                               (165,306)          (41,111)
     Payments of deferred financing fees                                           -0-           (29,917)
                                                                           -----------       -----------
              Net Cash Provided By (Used In) Financing Activities            1,721,798            (3,168)
                                                                           -----------       -----------

FOREIGN CURRENCY TRANSLATION EFFECT ON CASH                                       (584)           (3,846)
                                                                           -----------       -----------

Net Decrease In Cash and Cash Equivalents                                     (688,223)         (780,838)
Cash and Cash Equivalents at Beginning of Period                             1,142,988         3,942,963
                                                                           -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   454,765       $ 3,162,125
                                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                                $   149,026       $   117,746
     Cash paid for income taxes                                                    -0-               -0-


                      NEMATRON CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, NemaSoft, Inc. and Imagination Systems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three-month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

Inventories consist of the following at December 31, 1997, and September 30, 1997:

                                                  DECEMBER 31, 1997         SEPTEMBER 30, 1997

      Purchased parts and accessories               $ 3,208,761                $ 2,928,277
      Work in process                                   432,659                    349,069
      Finished goods, demo units and service stock    1,001,651                  1,122,080
                                                     ----------                  ---------

          Total Inventory                           $ 4,643,071                $ 4,399,426
                                                     ==========                  =========


NOTE 3 - SHORT-TERM AND LONG-TERM DEBT

The Company is in the process of negotiating an extension of its existing credit facility (the "Agreement") which expires February 28, 1998. The Agreement allows borrowings under the line of credit of up to $6,000,000, limited by a borrowing formula tied to a percentage of eligible accounts receivable and eligible inventory. Borrowings under this facility bear interest at 2.5% over LIBOR and are collateralized by substantially all assets and a second mortgage on the Company's Ann Arbor facilities. The Company expects that the facility will be renewed for a one-year period in an amount of $6,000,000 with borrowings at an interest rate of 3.0% over LIBOR. Collateralization provisions are not expected to change from those in the existing Agreement.

Long-term debt includes the following debt instruments at December 31, 1997, and September 30, 1997:

                                                  DECEMBER 31, 1997         SEPTEMBER  30, 1997

      Mortgage loan payable to bank                 $ 2,118,265                $ 2,156,481
      Term note payable                               1,500,000                  1,590,000
      Capitalized lease obligations and other notes     602,651                    530,128
                                                    -----------                -----------

          Total long-term debt                        4,220,916                  4,276,609

      Less current maturities                          (683,869)                  (681,231)
                                                    -----------                -----------

      Long-term debt, less current maturities       $ 3,537,047                $ 3,595,378
                                                    ===========                ===========

The mortgage loan contains a covenant that requires the Company to maintain a minimum tangible net worth and a minimum debt-to-equity ratio, which the bank modified in December, 1997. The Company was in compliance with these modified covenants at December 31, 1997.

The loan agreement with the bank regarding the term note and two equipment notes includes various affirmative and negative covenants, which were modified in December, 1997. The most restrictive of the covenants are (1) the prohibition of dividend payments, and (2) requirements to maintain (a) a specified ratio of current assets to current liabilities, (b) a specified ratio of liabilities to tangible net worth, (c) a specified debt coverage ratio, and (d) a specified level of tangible worth. The Company was in compliance these modified covenants at December 31, 1997.

NOTE 4 - TAXES ON INCOME

There was no provision for income tax expense for the three month period ended December 31, 1997 due to the net loss reported. Current tax expense, computed at the expected tax rate of 34%, is $5,000 for the three month period ended December 31, 1996.

The Company has NOLs of approximately $11,570,000 as of September 30, 1997 that may be applied against future taxable income. The NOLs expire beginning 2003 through 2012. Utilization of these carryforwards is subject to annual limitations under current Internal Revenue Service regulations.


NOTE 5 - ACQUISITIONS

On March 31, 1997, the Company completed a merger of its wholly-owned subsidiary, NemaSoft, Inc., with Intec Controls Corp. ("Intec"), a Walpole, Massachusetts-based developer of high-performance regulatory control software solutions used primarily by process industries.

On June 20, 1997, the Company completed a merger of its wholly-owned subsidiary, Imagination Systems, Inc. ("ISI"), with Virtual-Time Software, Inc. ("VTS"), a Santa Clara, California-based developer of real-time operating system products which provide high-speed deterministic performance to MicroSoft's Windows (R) operating systems.

The following unaudited pro forma information presents a summary of consolidated results of operations for the three months ended December 31, 1996 of the Company, Intec and VTS as if the acquisitions had occurred on October 1, 1996, the earliest period presented herein, and does not purport to be indicative of what would have occurred had the acquisitions actually been consummated at that date nor the Company's future results of operations:


         Net revenues                        $  6,177,000
         Net loss                            $ (2,540,000)
         Net loss per share                  $      (0.46)


NOTE 6 - EARNINGS (LOSS) PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Standards No. 128, "Earnings Per Share." This statement requires that entities replace Primary and Fully diluted Earnings Per Share ("EPS") disclosures with Basic and Diluted EPS disclosures. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated giving effect to the dilutive effects of common stock equivalents (stock options and warrants) outstanding during the period. A reconciliation of the weighted average number of common shares outstanding used in the Basic and Diluted EPS calculations is as follows:

                                                        Quarter Ended    Quarter Ended
                                                         December 31,     December 31,
                                                             1997           1996
Weighted average common shares outstanding - Basic        5,335,168      4,556,079
Net effect of dilutive stock options and warrants(1)            -0-        326,613
                                                          ---------      ---------

Weighted average common shares outstanding - Diluted      5,335,168      4,882,692
                                                          =========      =========

(1)Because the Company reported a net loss for the quarter ended
   December 31, 1997, the effect of options and warrants is anti-dilutive and, therefore, is not included in the calculation of Diluted EPS.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

Revenues for the first quarter of fiscal 1998 decreased $757,000
(14.8%) to $4,351,000 compared to the same period last year. The decrease is attributable to decreases in sales of older model Industrial Workstations and related parts and service, primarily to automotive customers, offset by an increase in sales of software and bundled products. Management expects that revenues for the second quarter of fiscal 1998 will be below second quarter fiscal 1997 revenues and that revenues will increase in the last two quarters of fiscal 1998 compared to year earlier periods. These revenue changes are expected due to anticipated customer response to the Company's continued increases in sales and marketing efforts, existing scheduled production releases and expected shipments under existing contracts.

Gross profit for the first quarter of fiscal 1998 decreased $236,000 (10.8%) to $1,951,000 compared to the same period last year. Gross profit as a percentage of sales in the first quarter of fiscal 1998 was 44.8% compared to 42.8% in the same period last year. The improvement in gross profit percentage is due primarily to a higher percentage of sales of higher margin software products in the current period compared to the same period last year. Gross profit margins are expected to remain constant throughout the year as the mix of sales in the remaining quarters of fiscal 1998 is expected to replicate the sales mix experienced in the first quarter of fiscal 1998.

Product development expenses for the first quarter of fiscal 1998 increased $105,000 (29.3%) to $462,000 compared to the same period last year. The increase is due primarily to increased staff assigned to hardware and software development efforts. Product development efforts are expected to remain relatively constant in the remaining quarters of fiscal 1998.

Selling, general and administrative expenses for the first quarter of fiscal 1998 increased $929,000 (52.9%) to $2,685,000 compared to the comparable period of last year and increased as a percentage of net revenue to 61.7% in the first quarter of fiscal 1998 from 34.4% in the comparable period of fiscal 1997. The increase was primarily a result of adding sales and support staff, increasing marketing and sales expenses for product introductions and selling efforts, and increases in administrative costs due to the acquisitions of Intec and VTS in the second and third quarters of fiscal 1997, respectively. Management expects that selling, general and administrative expenses will continue at the same level for the remaining quarters of fiscal 1998, but will decrease as a percentage of revenues as revenues are expected to increase in the remaining quarters of fiscal 1998.

Interest expense for the first quarter of fiscal 1998 increased $56,000 (63.5%) to $143,000 compared to $88,000 for the comparable period last year due to higher average borrowing levels. Interest and other income decreased to $1,000 compared to $29,000 a year ago due to the lack of investments in the current quarter compared to the same period a year ago.

Due to the loss in the current quarter of fiscal 1998, there was no tax expense. In the comparable period of fiscal 1997, the Company provided for taxes at a 34% effective tax rate.


YEAR 2000 ISSUE

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF  OPERATIONS  -
         CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

Nematron has working capital of approximately $3,253,000. Primary sources of liquidity are cash from operations and the Company's $6,000,000 bank line of credit. At December 31, 1997, permitted borrowings available under the line of credit were approximately $3,500,000, of which $2,877,000 was outstanding. The bank line of credit agreement expires February 28, 1998. The Company expects that the facility will be renewed for a one-year period in an amount of $6,000,000 with borrowings at an interest rate of 3.0% over LIBOR. Collateralization provisions are not expected to change from those in the existing Agreement.

Management expects that current cash, cash generated from operations, and existing credit facilities will be sufficient to pay the Company's costs and expenses as they become due and to fund the Company's planned product development activities. The foregoing statement is a "forward looking" statement within the meaning of the Securities Exchange Act of 1934. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company to generate sufficient cash to support operations and other uncertainties described in "Management's Discussion and Analysis of Results of Operations - Uncertainties Relating to Forward Looking Statements." The
Company is attempting to increase the amounts available under its credit facility currently being negotiated by changing the availability formula.


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

Factors that could cause future results to differ from these expectations include general economic conditions particularly related to automotive manufacturing, demand for the Company's products and services, the ability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, difficulties in raising additional cash if needed, product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures, raw material price increases, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, inability to attract or retain sales and/or engineering talent, changes in customer requirements and evolving industry standards.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein.

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.



ALL OTHER ITEMS OMITTED ARE NOT APPLICABLE OR THE ANSWERS THERETO ARE NEGATIVE.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEMATRON CORPORATION

                                   BY:

FEBRUARY 13, 1998                  /S/ FRANK G. LOGAN, III
---------------------              ---------------------------------------------
DATE                               FRANK G. LOGAN, III, PRESIDENT & CEO
                                   (DULY AUTHORIZED OFFICER)

FEBRUARY 13, 1998                  /S/ DAVID P. GIENAPP
---------------------              ---------------------------------------------
DATE                               DAVID P. GIENAPP, EXECUTIVE VICE PRESIDENT -
                                   FINANCE &ADMINISTRATION
                                   (CHIEF ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


Exhibit Number                    Description of Exhibit

       10.1 Vendor Original Equipment Agreement Between Schneider Automation Inc. and Nematron Corporation dated January 16, 1998*

       11       Statement regarding computation of earnings per share

       27       Financial Data Schedule

                ----------
                * - Portions of this Exhibit have been omitted and filed
                    separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.