Form 10QSB
period 1998-03-31
NEMATRON CORP
filed 1998-05-15
CIK 892832

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

                  For the quarterly period ended MARCH 31, 1998


         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from          to
                                             ---------   --------

Commission File Number: 0-21142


                              NEMATRON CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 MICHIGAN                                        38-2483796
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

                No par value Common Stock: 5,346,316 SHARES AS OF MAY 11, 1998

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO


================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NEMATRON CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1998 AND SEPTEMBER 30, 1997

                                                                       MARCH 31,        SEPTEMBER 30,
                                                                         1998               1997
                                                                      (UNAUDITED)        (UNAUDITED)
                                                                                          (NOTE 1)
                           ASSETS
Current Assets:
     Cash and cash equivalents                                       $     70,197      $  1,142,988
     Accounts receivable, net of allowance for doubtful
         accounts of $433,000 at March 31, 1998, and $410,000
         at September 30, 1997                                          4,679,891         4,205,196
     Inventories (Note 2)                                               4,395,307         4,399,426
     Prepaid expenses and other current assets                            639,753           528,471
                                                                     ------------      ------------
Total Current Assets                                                    9,785,148        10,276,081
Property and Equipment, net of accumulated depreciation
     of $5,248,710 at March 31, 1998 and $3,865,092
     at September 30, 1996                                              4,012,341         4,264,301
Other Assets:
     Software and related development costs, net of amortization of $1,945,640 at March 31, 1998, and $1,619,919
          at September 30, 1997                                         3,711,370         2,724,819
     Other intangible assets, net of accumulated amortization
         of $799,984 at March 31, 1998 and $516,168
         at September 30, 1996                                          2,724,176         3,008,547
                                                                     ------------      ------------
Net Other Assets                                                        6,435,546         5,733,366
                                                                     ------------      ------------

Total Assets                                                         $ 20,233,035      $ 20,273,748
                                                                     ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable to bank (Note 3)                                  $  3,670,000      $  1,141,000
     Accounts payable                                                   2,056,303         1,711,936
     Other accrued expenses                                             1,610,822         1,818,138
     Current maturities of long-term debt (Note 4)                        720,603           681,231
                                                                     ------------      ------------
Total Current Liabilities                                               8,057,728         5,352,305
Long-Term Debt, less current maturities (Note 4)                        3,314,006         3,595,378
Deferred Tax Liability                                                    928,571         1,000,000
                                                                     ------------      ------------
Total Liabilities                                                      12,300,305         9,947,683
Stockholders' Equity:
     Common stock, no par value, 15,000,000 shares authorized;
         5,346,316 and 5,329,938 shares issued and outstanding
         at March 31,1998 and September 30, 1997, respectively         21,658,559        21,589,413
     Foreign currency translation adjustment                                 (674)           (7,571)
     Accumulated deficit                                              (13,725,155)      (11,255,777)
                                                                     ------------      ------------
Total Stockholders' Equity                                              7,932,730        10,326,065
                                                                     ------------      ------------

Total Liabilities and Stockholders' Equity                           $ 20,233,035      $ 20,273,748
                                                                     ============      ============

Company and the bank includes a Parallel Purchase Commitment which can be utilized, if necessary, to fund the contemplated transaction.

ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                              NEMATRON CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 ------------------                  ----------------
                                              MARCH 31,         MARCH 31,         MARCH 31,        MARCH 31,
                                                1998              1997              1998             1997
                                             (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                                (NOTE 1)                             (NOTE 1)

Net Revenues                                $ 4,943,454     $  5,077,698      $  9,294,762     $ 10,186,128
Cost of Revenues                              2,745,993        3,038,000         5,146,210        5,959,477
                                            -----------     ------------      ------------     ------------

Gross Profit                                  2,197,461        2,039,698         4,148,552        4,226,651

Operating Expenses:
     Product development costs                  470,069          618,174           831,849          975,226
     Selling, general and
         administrative                       2,784,178        1,995,058         5,569,375        3,750,954
     Write off of in-process research
         and development costs (Note 8)                        1,655,000                          1,655,000
     Loss on closing of European
         office (Note 6)                                         149,814                            149,814
     Debt retirement expenses                                    122,340                            122,340
                                            -----------     ------------      ------------     ------------

Total Operating Expenses                      3,254,247        4,540,386         6,401,224        6,653,334
                                            -----------     ------------      ------------     ------------

Operating Loss                               (1,056,786)      (2,500,688)       (2,252,672)      (2,426,683)

Other Income (Expense):
     Interest expense                          (160,126)         (72,657)         (303,613)        (160,403)
     Other, net                                  14,324           37,181            15,478           66,380
     Foreign currency loss                          -0-         (125,477)              -0-         (125,419)
                                            -----------     ------------      ------------     ------------
Total Other Income (Expense)                   (145,802)        (160,953)         (288,135)        (219,442)
                                            -----------     ------------      ------------     ------------

Loss Before Taxes                            (1,202,588)      (2,661,641)       (2,540,807)      (2,646,125)

Income Tax Benefit  (Note 5)                    (71,429)          (5,000)          (71,429)              -0-
                                            -----------     ------------      ------------     ------------

Net Loss                                    $(1,131,159)    $ (2,656,641)     $ (2,469,378)    $ (2,646,125)
                                            ===========     ============      ============     ============

Basic Loss Per Share (Note 7)               $     (0.21)    $      (0.58)     $      (0.58)    $      (0.58)
                                            ===========     ============      ============     ============

                              NEMATRON CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                                      SIX MONTHS ENDED
                                                                                      ----------------
                                                                             MARCH 31, 1998        MARCH 31, 1997
                                                                              (UNAUDITED)           (UNAUDITED)
                                                                                                     (NOTE 1)
Cash Flows From Operating Activities:
     Net loss                                                                 $(2,469,378)          $(2,646,125)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                          1,208,267               547,494
         Write off of research and development costs (Note 8)                          -0-            1,655,000
         Debt retirement expense                                                       -0-              122,340
         Deferred income tax benefit                                              (71,429)                  -0-
         Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                                (474,695)              341,472
              Inventories                                                           4,119               (92,527)
              Prepaid expenses and other current assets                          (111,282)              (76,884)
              Accounts payable                                                    344,367                92,276
              Accrued expenses                                                   (207,316)               (5,135)
                                                                              -----------           -----------
         Net Cash Used In Operating Activities                                 (1,777,347)              (62,089)
Cash Flows From Investing Activities:
     Acquisition of Intec Controls Corp. (Note 8)                                      -0-               281,058
     Additions to property and equipment, net of minor disposals                 (346,215)             (744,323)
     Additions to capitalized software development costs                       (1,312,272)             (913,127)
                                                                              -----------           -----------
         Net Cash Used In Investing Activities                                 (1,658,487)           (1,376,392)
Cash Flows From Financing Activities:
     Increase in notes payable to bank                                          2,529,000               250,000
     Proceeds from borrowings                                                     109,613             2,172,117
     Proceeds from exercise of common stock options and warrants                   69,146               235,504
     Payments of long-term debt                                                  (351,613)           (1,881,606)
     Payment of deferred financing fees                                                -0-              (63,527)
                                                                              -----------           -----------
         Net Cash Provided From Financing Activities                            2,356,146               712,488
Foreign Currency Translation Effect on Cash                                         6,897                85,518
                                                                              -----------           -----------
Net Decrease In Cash and Cash Equivalents                                      (1,072,791)             (640,475)
Cash and Cash Equivalents at Beginning of Period                                1,142,988             3,942,963
                                                                              -----------           -----------
Cash and Cash Equivalents at End of Period                                    $    70,197           $ 3,302,488
                                                                              ===========           ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                      $301,241           $   204,534
     Cash paid for income taxes                                                        -0-                   -0-
Non-Cash Financing and Investing Activities:
     Acquisition of Intec Controls Corp. (Note 8):
     Cash acquired                                                                                  $   281,000
     Non cash assets and liabilities:
         Current assets, other than cash                                                                724,000
         Property and equipment                                                                         305,000
         Software development costs                                                                   2,058,000
         Other intangible assets                                                                      2,352,000
         Deferred tax liability                                                                      (1,000,000)
         Other liabilities                                                                             (985,000)
                                                                                                    -----------
     Purchase price                                                                                 $ 3,735,000
                                                                                                    ===========

                              NEMATRON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Ltd., a United Kingdom corporation acquired in the Intec acquisition (Note 8); Nematron Europa BV, an inactive Netherlands corporation, and NemaSoft, Inc., ("NemaSoft") and Imagination Systems, Inc., ("ISI") Michigan corporations. All significant intercompany transactions and balances have been eliminated in consolidation.

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

As announced by the Company on April 28, 1998, the Company has identified potential material adjustments to its financial statements for the years ended September 30, 1996 and 1997 relating to one significant contract. The timing and amount of the potential adjustment has not been determined, but management estimates that the adjustment should not exceed $1,500,000 in the aggregate over the two year period. Adjustments to the 1997 financial information presented herein have not been made, pending the determination of the amount of the adjustments, if any, applicable to the 1997 periods presented herein.

As a result of the potential adjustments described above, KPMG Peat Marwick LLP advised the Company's Audit committee on April 28, 1998 that its auditors' reports on the Company's financial statements as of September 30, 1996 and 1997 and for each of the years then ended should no longer be relied upon. On that date, KPMG Peat Marwick also resigned as the Company's principal accountants. The Company is in the process of selecting new auditors.

Certain reclassifications have been made to the fiscal 1997 presentation to conform to classifications used in fiscal 1998.

The results of operations for the three-month and six-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES
Inventories consist of the following at March 31, 1997 and September 30, 1996:

                  CATEGORY                         MARCH 31, 1998             SEPT. 30, 1997

      Purchased parts and accessories               $ 2,853,176                $ 2,928,277
      Work in process                                   355,608                    349,069
      Finished goods and service stock                1,186,523                  1,122,080
                                                    -----------                 ----------
      Total Inventory                               $ 4,395,307                 $4,399,426
                                                    ===========                 ==========


NOTE 3 - NOTE PAYABLE TO BANK

The Company has a credit facility with a bank providing for a maximum amount available of up to $6,000,000. The amount available under this facility is limited by a borrowing formula which allows for advances up to a maximum of the sum of 80 percent of eligible domestic and foreign accounts receivable and 35% of eligible inventory. Based upon the borrowing formula, approximately $3,865,000 and

$3,500,000 of the facility was eligible for advance at March 31, 1998 and September 30, 1997, respectively, of which $3,670,000 and $1,141,000 were outstanding on such dates. The line of credit is secured by substantially all assets of the Company and a second mortgage on the Company's Ann Arbor facility. The note bears interest at LIBOR plus 3% (8.7% at March 31, 1998).

The credit facility expires by its terms May 31, 1998; the Company has been informed by the bank that the facility will be renewed on a month-to-month basis as the Company moves forward on its plan to raise capital and meets its operating plans as presented to the bank.


NOTE 4 - LONG-TERM DEBT

Long-term debt includes the following debt instruments at March 31, 1998 and September 30, 1997:

                                                   MARCH 31, 1998             SEPT. 30, 1997

      Mortgage loan payable to bank                $  2,078,589               $  2,156,481
      Term note                                       1,410,000                  1,590,000
      Equipment notes                                    26,220                     29,327
      Capitalized lease obligations                     519,800                    500,801
                                                   ------------               ------------
                                                      4,034,609                  4,276,609
      Less current maturities                          (720,603)                  (681,231)
                                                   ------------               ------------

      Long-term debt, less current maturities      $  3,314,006               $  3,993,309
                                                   ============               ============


NOTE 5 - INCOME TAXES (BENEFIT)

The current tax benefit computed for the three and six month periods ended March 31, 1998 reflect the tax benefit associated with the amortization of non-deductible goodwill during the same periods.

There was no current tax benefit computed for the six month period ended March 31,1997 because of the uncertainty that the associated deferred tax asset could not be realized through future taxable income. The deferred tax benefit recorded in the three months ended March 31, 1997 offsets the tax expense recognized in the first fiscal quarter of fiscal 1997.

The Company has NOLs of approximately $11,570,000 which may be applied against future taxable income. The NOLs expire beginning 2003 and run through 2012. Utilization of these carryforwards are subject to annual limitations under current Internal Revenue Service regulations.


NOTE 6 - CLOSING OF EUROPEAN OFFICE

During the second quarter of fiscal 1997, the Company liquidated its wholly-owned subsidiary, Nematron Europa, BV. In connection therewith, the Company incurred a loss of approximately $150,000.


NOTE 7 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding for each period presented because common stock equivalents are anti-dilutive. The weighted average number of shares outstanding for the three month and six month periods are as follows:

                                             Three months            Six months

             March 31, 1998                    5,342,842             5,339,196
             March 31, 1997                    4,607,802             4,586,941

Diluted earnings per share is not presented because the amounts are anti-dilutive.

NOTE 8 - ACQUISITIONS OF INTEC CONTROLS CORP. AND VIRTUAL-TIME SOFTWARE, INC.

Merger with Intec Controls Corp.

On March 31, 1997, the Company completed a merger of its wholly owned subsidiary, NemaSoft, Inc., with Intec Controls Corp. ("Intec"), a Walpole, Massachusetts-based developer of high-performance regulatory control software solutions used primarily by process industries. The Company recorded this transaction using the purchase method. The total purchase price was approximately $3,735,000, including expenses of approximately $430,000. In connection with the acquisition, the Company took, in the quarter ended March 31, 1997, a charge against earnings of $1,655,000 relating to acquired in-process research and development costs, which under applicable accounting rules, is required to be expensed. Under terms of the merger agreement, the Company issued 587,594 shares of its common stock to the former Intec shareholders in exchange for 100% of the outstanding common stock of Intec. The Intec stock was retired, and NemaSoft is the surviving entity.

In addition to the common stock issued, the Company issued warrants to the former Intec shareholders to purchase an additional 124,998 shares of Company common stock at $6.73 per share. The warrants expire February 20, 2000.

Merger with Virtual-Time Software, Inc.

On June 20, 1997, the Company completed a merger of its wholly owned subsidiary, Imagination Systems, Inc., with Virtual-Time Software, Inc. ("VTS"), a Santa Clara, California-based developer of real-time operating system products which provide high-speed deterministic performance to MicroSoft's Windows (R) operating systems. The Company recorded this transaction using the purchase method. The total purchase price was approximately $694,000, including expenses of approximately $190,000. Under terms of the merger agreement, the Company issued 67,301 shares of its common stock and $100,000 to the former VTS shareholders in exchange for 100% of the outstanding common stock of VTS. The VTS stock was retired, and ISI is the surviving entity.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred on October 1, 1996, the earliest period presented herein, and does not purport to be indicative of what would have occurred had the acquisitions of Intec and VTS actually been consummated at that date or the Company's future results of operations:

                                     Three Months             Six Months
                                        Ended                    Ended
                                    March 31, 1997           March 31, 1997

   Revenues                         $    5,953,000           $   12,130,000
   Net loss                         $   (1,709,000)          $   (3,048,000)
   Loss per share                   $        (0.33)          $        (0.58)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1998 COMPARED WITH
THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1997

Net revenues for the three and six month periods ended March 31, 1998 decreased $134,000 (2.6%) and $891,000 (8.8%), respectively, compared to the same periods last year. The decreases in net revenues in the three month and six months periods are primarily attributable to a decrease in sales of Industrial Workstations and Industrial Control Computers ("ICCs"), offset in part by an increase in revenues from software and software services. Revenues from software and software services totaled 24% of total revenues for the second quarter 1998 versus 15% for the second quarter of 1997, and totaled 22% of total revenues for the first six months of 1998 versus 9% for the first six months of 1997.

Gross profit for the three month period ended March 31, 1998 increased $158,000 over the three month period ended March 31, 1997, but decreased $78,000 for the six month period ended March 31, 1998 over the same period last year. Gross profit as a percentage of revenues in the three and six month periods ended March 31, 1998 was 44.5% and 44.6%, respectively, versus 40.2% and 41.5%, respectively, in the same periods of fiscal 1997. The increase in margins is due primarily to increased sales of software products, offset in part by pricing pressures on hardware products.

Operating expenses for the three and six month periods ended March 31, 1997 included a total of $1,927,000 related to the write-off of in-process research and development costs related to the acquisition of Intec Controls Corp. ("Intec"), a loss on the closing of the Company's Netherlands office, and a loss on refinancing of debt. Total operating expenses for the three month period ended March 31, 1998 decreased $1,286,000, including the amount attributable to the non-recurring charges discussed above. Without these non-recurring charges, operating expenses would have increased $641,000 for the three month period ended March 31, 1998 compared to the year earlier period. The increase is due primarily to the increased operating expenses associated with the former Intec operations and costs incurred to position the Company for revenue increases in the remainder of fiscal 1998. Total operating expenses for the six month period ended March 31, 1998 decreased $252,000, including the amount attributable to the non-recurring charges discussed above. Without these non-recurring charges, operating expenses would have increased $1,675,000 for the six month period ended March 31, 1998 compared to the year earlier period. The increase is due primarily to the increased operating expenses associated with the former Intec operations and costs incurred to position the Company for revenue increases in the remainder of fiscal 1998. Additionally, sales and marketing expenses have increased in both periods reflecting the costs involved with introductions of new products and positioning such products in the marketplace. Operating expenses are expected to remain constant for the remainder of fiscal 1998, as decreases in staff levels will reduce operating costs but additional sales and marketing efforts are expected to offset such personnel cost savings.

Interest expense for the three and six month periods ended March 31, 1998 increased $87,000 and $143,000, respectively, compared to the same periods last year, as borrowing levels have increased during fiscal 1998.

Acquisition

Effective March 31, 1997, the Company completed its acquisition of Intec, a Walpole, Massachusetts based supplier of high performance regulatory control software solutions used primarily by process industries located in the United States and Europe. Under the terms of the agreement, the Company issued 587,592 shares of Nematron common stock in exchange for 100% of the common stock of Intec. The Intec stock was retired and Intec was merged into the Company's NemaSoft, Inc. subsidiary, which is the surviving entity.

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


LIQUIDITY AND CAPITAL RESOURCES

Nematron had working capital of approximately $1,700,000 at March 31, 1998. Primary sources of near-term liquidity are cash from operations and the Company's $6,000,000 bank line of credit. Approximately $4,100,000 is available under the bank line of credit on the date of this report based upon the borrowing formula specified in the underlying agreement. Amounts borrowed under the credit facility are due on demand and bear interest at LIBOR plus 3.0%. The credit facility expires by its terms May 31, 1998; the Company has been informed by the bank that the facility will be renewed on a month-to-month basis as the Company moves forward on its plan to raise capital and meets its operating plans as presented to the bank. At that time, management intends to seek a longer term line of credit arrangement with its existing lender. The Company has also engaged an investment banking firm to assist it in raising additional capital, which may be in the form of debt, convertible debt, or equity. This financing effort is expected to be complete by the end of July 1998. The foregoing statement is a "forward looking" statement within the meaning of the Securities Exchange Act of 1934. The timing of the completion of the Company's financing efforts is subject to a number of uncertainties including the time required by the investment banking firm to locate potential investors and negotiate the terms of an investment with them and other uncertainties described in "Management's Discussion and Analysis of Results of Operations Uncertainties Relating to Forward Looking Statements."

Management expects that current cash, cash generated from operations and cash available under existing credit facilities will be sufficient to pay the Company's costs and expenses as they become through the end of July 1998, the time the Company's capital raising effort is expected to be complete. Additionally, management expects that cash generated from sales in the fourth quarter of fiscal 1998 and additional operating changes implemented in the next six months will allow the Company to return to a cash neutral operation by the end of the fiscal year. The foregoing statement is a "forward looking" statement within the meaning of the Securities Exchange Act of 1934. The extent to which such sources of liquidity will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, the willingness of the Company's bank to renew the existing credit facility and other uncertainties described in "Management's Discussion and Analysis of Results of Operations - Uncertainties Relating to Forward Looking Statements." The extent to which cash generated from sales in the fourth quarter of fiscal 1998 will allow the Company to return to a cash positive operation is subject to a number of uncertainties including general economic conditions, demand for the Company's products and services, the introduction or enhancement of competitive products and other uncertainties described in "Management's Discussion and Analysis of Results of Operations - Uncertainties Relating to Forward Looking Statements."

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

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

"Item 2. Management's Discussion and Analysis of Results of Operations" contains "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section.

Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to automotive manufacturing, demand for the Company's products and services, the ability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, difficulties in raising capital, the willingness of the Company's lenders to extend or renew existing credit facilities, changes in Company strategy, product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures, raw material price increases, delays in the introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, inability to attract or retain sales and/or engineering talent, changes in customer requirements and evolving industry standards.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Following the Company's announcement of potential material adjustments to its financial statements for the years ended September 30, 1996 and 1997 relating to the accounting treatment of one of the Company's contracts, a complaint captioned Levine v. Nematron Corporation et.al., Case No. 98 CIV 3309, was filed on or about May 8, 1998 in the District Court for the Southern District of New York. This lawsuit names as defendants the Company, certain of its officers and directors, its former independent auditor and the underwriter for the Company's June 5, 1996 public offering of Common Stock. Plaintiff seeks to represent a class of shareholders who purchased the Company's Common Stock from January 31, 1996 through April 28, 1998. The complaint claims violations of securities laws and common law based on allegations that defendants made untrue statements of material facts and that they omitted material facts necessary in order to make the statements not misleading. The complaint seeks unspecified damages and costs. The Company intends to vigorously defend this litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 13, 1998, the Company held its Annual Meeting of Shareholders. There were two matters voted on, which were the election of directors and approval of an amendment to the 1993 Directors Stock Option Plan to give the Board discretionary authority to grant options to the Company's non-employee directors from time to time upon such terms and conditions as determined by the Board. All director nominees were elected and the amendment to the 1993 Directors Stock Option Plan was approved. The following table sets forth the results of the voting on the matters voted upon.

Election of Directors:

                              Votes            Votes                       Broker
    Nominees                   For            Against        Abstained    Non-Votes     Total
    ---------                 -----           -------        ---------    ---------     -----
Garnel F. Graber             4,319,224        115,157               -        -          4,434,381
Michael L. Hershey           4,291,877        142,504               -        -          4,434,381

Approval of Amendment to the
1993 Directors Stock Option Plan:

                             3,768,047        633,670          32,664        -          4,434,381


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits included herewith are set forth on the Index to Exhibits.

(a) There were no Reports on Form 8-K filed during the quarter ended March 31, 1998


ALL OTHER ITEMS OMITTED ARE NOT APPLICABLE OR THE ANSWERS THERETO ARE NEGATIVE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEMATRON CORPORATION

                                      BY:

MAY 14, 1998                          /s/  FRANK G. LOGAN, III
------------------------              -----------------------------------------
DATE                                  FRANK G. LOGAN, III, CEO
                                      (DULY AUTHORIZED OFFICER)

MAY 14, 1998                          /s/  DAVID P. GIENAPP
------------------------              -----------------------------------------
DATE                                  DAVID P. GIENAPP, CHIEF FINANCIAL OFFICER
                                      (CHIEF ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


Exhibit Number                      Description of Exhibit
--------------                      ----------------------

     10.01                          Directors Stock Option Plan, as amended

     10.02* Tier II Agreement, dated January 10, 1997, by and between General Motors Powertrain Group and the Company.

     27                             Financial Data Schedule



* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.