Form 10KSB/A
period 1996-09-30
NEMATRON CORP
filed 1998-07-31
CIK 892832

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

The number of shares outstanding of the issuer's Common Stock on December 20, 1996 was 4,564,692

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT [ ] Yes [ X ] No
================================================================================

The Registrant hereby amends its Form 10-KSB for the fiscal year ended September 30, 1996 to change Item 7 as set forth below:

ITEM 7          FINANCIAL STATEMENTS.


                      NEMATRON CORPORATION AND SUBSIDIARIES

                                Table of Contents


                                                                                                         Page(s)

Independent Auditors' Report on the Consolidated Financial Statements as of and
    for the year ended September 30, 1996                                                                   3

Independent Auditors' Report on the Consolidated Financial Statements as of and
    for the year ended September 30, 1995                                                                   4

Consolidated Balance Sheet as of September 30, 1996                                                         5

Consolidated Statements of Income for the years ended September 30,
    1995 and 1996                                                                                           6

Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 1995 and 1996                                                                             7

Consolidated Statements of Cash Flows for the years ended September 30,
    1995 and 1996                                                                                           8

Notes to Consolidated Financial Statements                                                                9-25

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Nematron Corporation


We have audited the accompanying consolidated balance sheet of Nematron Corporation and subsidiaries as of September 30, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nematron Corporation and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP


July 13, 1998
(except for Note 13, as to
which the date is July 31, 1998)
Detroit, Michigan

                         Independent Auditors' Report


The Board of Directors
Nematron Corporation:

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Nematron Corporation and subsidiaries for the year ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nematron Corporation and subsidiaries for the year ended September 30, 1995 in conformity with generally accepted accounting principles.


                                        KPMG Peat Marwick LLP


Detroit, Michigan
December 15, 1995

                      NEMATRON CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1996



                               Assets (Notes 6 and 7)
Current assets:
    Cash and cash equivalents                                                                   $   3,942,963
    Accounts receivable, net of allowance for doubtful accounts of $115,000                         5,989,708
    Inventories (note 5)                                                                            4,520,937
    Prepaid expenses and other current assets                                                         750,995
                                                                                                -------------

                  Total current assets                                                             15,204,603

Property and equipment:
    Land                                                                                              117,000
    Building and improvements                                                                       2,264,906
    Equipment                                                                                       4,141,939
                                                                                                -------------

                                                                                                    6,523,845

Less accumulated depreciation                                                                      (3,139,560)
                                                                                                -------------

                  Net property and equipment                                                        3,384,285

Other assets:
    Software and related development costs, net of accumulated amortization of $611,022             4,426,257
    Other intangible assets, net of accumulated amortization of $580,954                            1,199,200
                                                                                                -------------

                  Net other assets                                                                  5,625,457
                                                                                                -------------
                  Total assets                                                                  $  24,214,345
                                                                                                =============

                         Liabilities and Stockholders' Equity

Current liabilities:
    Current maturities of long-term debt (note 7)                                               $     158,340
    Accounts payable                                                                                1,661,120
    Other accrued liabilities                                                                         671,678
                                                                                                -------------

                  Total current liabilities                                                         2,491,138

Long-term debt, less current maturities (note 7)                                                    3,993,309
                                                                                                -------------

                  Total liabilities                                                                 6,484,447

Stockholders' equity:
    Common stock, no par value; 15,000,000 shares authorized, 4,558,248 shares issued
       and outstanding (note 10)                                                                   17,572,814
    Foreign currency translation adjustment                                                           (85,518)
    Retained earnings                                                                                 242,602
                                                                                                -------------

                  Total stockholders' equity                                                       17,729,898
                                                                                                -------------
Commitments and contingencies (note 11)

                  Total liabilities and stockholders' equity                                    $  24,214,345
                                                                                                =============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 For the years ended September 30, 1995 and 1996



                                                                                      1995                  1996
                                                                                      ----                  ----

Net revenues                                                                      $  17,576,305         $  20,923,613
Cost of revenues                                                                     11,382,064            12,190,759
                                                                                  -------------         -------------

                  Gross profit                                                        6,194,241             8,732,854

Operating expenses:
    Product development costs                                                           893,926             1,448,540
    Selling, general, and administrative expenses                                     4,692,918             6,379,718
                                                                                  -------------         -------------

                  Total operating expenses                                            5,586,844             7,828,258
                                                                                  -------------         -------------

Operating income                                                                        607,397               904,596

Other income (expense):
    Interest and other income, net                                                        2,704                70,189
    Interest expense                                                                   (380,738)             (512,896)
    Foreign currency gain (loss)                                                         73,706               (10,199)
                                                                                  -------------         -------------

                  Total other expense                                                  (304,328)             (452,906)
                                                                                  -------------         -------------

Income before taxes on income                                                           303,069               451,690

Taxes on income (note 8)                                                                      0                     0
                                                                                  -------------         -------------

                  Net income                                                      $     303,069         $     451,690
                                                                                  =============         =============

Earnings per share:
    Primary                                                                              $ 0.14                $ 0.13
                                                                                         ======                ======

    Fully Diluted                                                                                              $ 0.12
                                                                                                               ======

Weighted average shares outstanding - primary                                         2,179,939             3,580,057
                                                                                      =========             =========

Weighted average shares outstanding - fully diluted                                                         3,797,490
                                                                                                            =========


                      NEMATRON CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the years ended September 30, 1995 and 1996





                                                                                                Retained
                                                     Common Stock              Foreign          Earnings
                                              -------------------------       Currency       (Accumulated
                                              Shares             Amount      Translation        Deficit)           Total
                                              ------             ------      -----------     -------------         -----
Balance, October 1, 1994                    1,612,773      $   3,643,223     $  (33,022)       $  (512,157)    $    3,098,044


Shares issued pursuant to merger with
    Imagination Systems, Inc. (note 3)        970,526          1,699,078                                            1,699,078
Shares issued pursuant to merger with
    Universal Automation, Inc. (note
    3)                                        200,000          1,112,000                                            1,112,000
Grant of stock in connection with
    separation agreement                        9,000             16,313                                               16,313
Shares issued in connection with
    conversion of convertible
    subordinated note to common stock
    (note 4)                                  102,564            200,000                                              200,000
Forfeiture of restricted stock upon
    termination of employment                 (25,250)                 0                                                    0
Compensation related to Restricted
    Stock Plan (note 9)                                          125,579                                              125,579
Net income for the year ended
    September 30, 1995                                                                             303,069            303,069
Foreign currency translation                                                    (17,925)                              (17,925)
                                            ---------      -------------     ----------        -----------     --------------

Balance, September 30, 1995                 2,869,613          6,796,193        (50,947)          (209,088)         6,536,158

Net income for the year ended
    September 30, 1996                                                                             451,690            451,690
Foreign currency translation effect                                             (34,571)                              (34,571)
Shares issued pursuant to secondary
    stock offering, net of expenses         1,200,000          9,551,604                                            9,551,604
Exercise of options                            13,416             36,968                                               36,968
Exercise of warrants                          475,219          1,188,049                                            1,188,049
                                            ---------      -------------     ----------        -----------     --------------

Balance, September 30, 1996                 4,558,248      $  17,572,814     $  (85,518)       $   242,602     $   17,729,898
                                            =========      =============     ==========        ===========     ==============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the years ended September 30, 1995 and 1996


                                                                                                1995               1996
                                                                                                ----               ----
Cash flows from operating activities:
    Net income                                                                           $      303,069    $     451,690
    Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                            730,717          837,666
       Noncash compensation related to restricted stock                                         125,579                0
       Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                                  (676,457)      (2,828,082)
          Inventories                                                                          (597,345)        (397,915)
          Prepaid expenses and other current assets                                            (265,206)        (481,638)
          Accounts payable                                                                      592,625       (1,083,280)
          Other accrued liabilities                                                            (487,363)        (376,418)
                                                                                         --------------    -------------

                  Net cash used in operating activities                                        (274,381)      (3,877,977)
                                                                                         --------------    -------------

Cash flows from investing activities:
    Additions to capitalized software development costs and other intangible assets            (469,672)      (1,171,827)
    Additions to property and equipment                                                        (244,690)        (929,730)
    Acquisitions, net of cash acquired                                                         (104,709)               0
                                                                                         --------------    -------------

                  Net cash used in investing activities                                        (819,071)      (2,101,557)
                                                                                         --------------    -------------

Cash flows from financing activities:
    Borrowings under long-term debt                                                           2,100,000        2,266,081
    Net proceeds (repayments) of notes payable to bank                                          730,000       (2,450,000)
    Payments of long-term debt                                                               (1,695,953)        (540,245)
    Proceeds from sale of common stock                                                                0       10,776,621
    Additions to deferred financing fees                                                        (22,896)        (173,647)
                                                                                         --------------    -------------

                  Net cash provided by financing activities                                   1,111,151        9,878,810
                                                                                         --------------    -------------

Foreign currency translation effect on cash                                                        (532)         (34,571)
                                                                                         --------------    -------------

Net increase in cash and cash equivalents                                                        17,167        3,864,705

Cash and cash equivalents at beginning of year                                                   61,091           78,258
                                                                                         --------------    -------------

Cash and cash equivalents at end of year                                                 $       78,258    $   3,942,963
                                                                                         ==============    =============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                               $      456,984    $     519,456
    Cash paid for income taxes                                                                        0                0

Supplemental disclosures of noncash financing and investing activities:
    Additions to various assets and liabilities in connection with the acquisition
       of Imagination Systems, Inc., for common stock (note 3)                                1,497,891
    Additions to various assets and liabilities in connection with the acquisition
       of Universal Automation, Inc., for common stock (note 3)                               1,112,000
    Issuance of common stock in exchange for noncompete agreement (note 3)                      217,500
    Issuance of common stock in connection with conversion of a subordinated note
       (note 4)                                                                                 200,000
    Acquisition of equipment under capital lease obligations                                     78,579


                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1996



(1)    BUSINESS
       --------

       Nematron Corporation (the "Company") designs, manufactures, and markets environmentally ruggedized computers and computer displays known as industrial workstations, and designs, develops, and markets software for worldwide use in factory automation and control and in test and measurement environments.

(2)    SUMMARY OF ACCOUNTING PRINCIPLES
       --------------------------------

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries -- Nematron Europa BV
       (NEBV), a Netherlands corporation formed in 1990, and NemaSoft, Inc. (NemaSoft), and Imagination Systems, Inc., Michigan corporations formed in 1995 and 1996, respectively. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(2)    SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED
       -------------------------------------------

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(2)    SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED
       -------------------------------------------

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(2)    SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED
       -------------------------------------------

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(2)    SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED
       -------------------------------------------

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(2)    SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED
       -------------------------------------------

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

(3)    ACQUISITIONS
       ------------

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



(3)    ACQUISITIONS, CONTINUED
       -----------------------

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

       Merger with Universal Automation, Inc.

       The allocation of total purchase price to assets acquired and liabilities assumed as of the respective purchase dates was as follows:

                                                                        ISI                    UAI
                                                                        ---                    ---
       Current assets                                          $       268,000         $            0
       Software and related development costs                        2,196,000                617,000
       Other intangible assets                                         218,000              1,005,000
       Property and equipment                                           81,000                  5,000
       Liabilities                                                    (877,000)               (97,000)
                                                               ---------------         --------------

                         Total purchase price                  $     1,886,000         $    1,530,000
                                                               ===============         ==============

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



(3)     ACQUISITIONS, CONTINUED
        -----------------------

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

                                                                                         Year Ended
                                                                                     September 30, 1995
                                                                                        (Unaudited)
                                                                                    --------------------
       Net revenues                                                                     $18,578,000
       Net income                                                                           $37,000
       Net earnings per share                                                                 $0.01


(4)    RELATED PARTY TRANSACTIONS
       --------------------------

       The Company leases its Virginia Beach, Virginia, office building from a partnership in which the president and CEO of the Company is a partner. Total lease payments made for the lease period from March 3, 1995, through September 30, 1995, and for the year ended September 30, 1996, under the terms of the lease, which commenced on March 3, 1995, were $45,262 and $77,592, respectively.

(5)    INVENTORIES
       -----------

       Inventories are summarized as follows:

                                                                                                  September 30,
                                                                                                      1996
                                                                                               -------------------
        Purchased parts and accessories                                                        $     2,734,974
        Finished goods                                                                                 467,631
        Work-in-process                                                                                349,189
        Demo units                                                                                     627,316
        Service stock                                                                                  341,827
                                                                                               ---------------

                            Total inventories                                                  $     4,520,937
                                                                                               ===============

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(6)    NOTES PAYABLE TO BANK
       ---------------------

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

(7)    LONG-TERM DEBT
       --------------

       Long-term debt consists of the following:

                                                                                                       September 30,
                                                                                                           1996
                                                                                                      ---------------

        Mortgage loan payable to a bank, interest at 9.5% per annum; payable in monthly installments of $29,900 through September 2001, at which time the remaining principal and any interest thereon is due.  The loan is collateralized by a first
           mortgage of the Company's land and building in Ann Arbor, Michigan                           $ 2,300,000


        Subordinated debt under a term loan and warrant purchase agreement (the "Subordinated
           Note Agreement"), interest at 12% per annum.  Interest-only payments are required through September 1997.  Beginning in October 1997, payable in monthly installments of $50,000 plus interest.  The notes are collateralized by substantially all assets, other than real property, of the Company and a third mortgage on the
           Company's land and building in Ann Arbor, Michigan                                             1,800,000

        Capitalized lease obligations (note 11)                                                              51,649
                                                                                                        -----------

                           Total long-term debt                                                           4,151,649

        Less current maturities                                                                            (158,340)
                                                                                                        -----------
                           Total long-term debt, less current maturities                                $ 3,993,309
                                                                                                        ===========

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(7)    LONG-TERM DEBT, CONTINUED
       -------------------------

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

(8)    TAXES ON INCOME
       ---------------

       The provisions for taxes on income in fiscal 1995 and 1996, including both the current and deferred portions, are zero. The following reconciles the statutory federal income tax rate to the Company's effective tax rate:


                                                                                   Year Ended September 30,
                                                                                    -----------------------
                                                                                    1995              1996
                                                                                    ----              ----
        Income tax expense based on the federal statutory rate                      34.0%             34.0%

        Utilization of net operating loss carryforwards                            (34.0)%           (34.0)%
                                                                                    ----              ----

                           Effective tax rate                                        0.0%              0.0%
                                                                                     ===               ===


                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(8)    TAXES ON INCOME, CONTINUED
       --------------------------

       The domestic and foreign components of income before taxes on income are as follows:

                                                                                       Year Ended September 30,
                                                                                       ------------------------
                                                                                         1995           1996
                                                                                         ----           ----
       Domestic                                                                  $     368,057    $     (9,100)
       Foreign                                                                         (64,988)        460,790
                                                                                 -------------    ------------

                          Total income before taxes on income                    $     303,069    $    451,690
                                                                                 =============    ============


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

       Temporary differences and carryforwards which give rise to the net deferred tax position at September 30, 1996, are as follows:


       Deferred tax assets:

           Inventories                                                                            $     152,000
           Property and equipment                                                                        90,000
           Other                                                                                        174,000
           Net operating loss carryforwards                                                           1,930,000
                                                                                                  -------------

                          Total deferred tax assets                                                   2,346,000

       Less:  Valuation allowance                                                                      (386,000)
                                                                                                  -------------
                          Net deferred tax assets                                                     1,960,000

       Deferred tax liability - capitalized software development costs and other intangible
           assets                                                                                    (1,960,000)
                                                                                                  -------------

                          Net deferred tax position                                               $           0
                                                                                                  =============


                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(8)    TAXES ON INCOME, CONTINUED
       --------------------------

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

(9)    EMPLOYEE BENEFIT PLANS
       ----------------------

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



(9)    EMPLOYEE BENEFIT PLANS, CONTINUED
       ---------------------------------

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



(9)    EMPLOYEE BENEFIT PLANS, CONTINUED
       ---------------------------------

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

       Information with respect to options under the 1993 Stock Option Plan, the 1993 Directors Stock Option Plan, and special option grants for the two years ended September 30, 1996, is as follows:



                                               Option Price                                             Available
                                                Per Share            Outstanding       Exercisable      for Grant
                                               ------------          -----------       -----------       ---------
        Balance, October 1, 1994               $2.50 - $4.89            84,700            22,900           40,300

        Increase in authorized shares
            under the 1993 Plan                                                                           350,000
        Special option grant                                            10,000
        Granted                                $1.87 - $3.87           243,250                           (243,250)
        Exercisable                            $1.87 - $2.50                              74,400
        Forfeited                                  $2.50               (32,850)                            32,850
                                                                    ----------        ----------       ----------

        Balance, September 30, 1995            $1.87 - $4.89           305,100            97,300          179,900

        Increase in authorized shares
            under the 1993 Plan                                                                           295,000
        Special option grant                       $8.75                20,000
        Granted                                $4.50 - $9.00           225,500                           (225,500)
        Exercisable                            $2.50 - $8.75                             187,448
        Exercised                              $1.87 - $2.50           (13,416)          (13,416)
        Forfeited                                  $2.50               (18,300)          (18,300)          18,300
                                                                    ----------        ----------       ----------

        Balance, September 30, 1996            $1.87 - $8.75           518,884           253,032          267,700
                                                                    ==========        ==========       ==========

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(9)    EMPLOYEE BENEFIT PLANS, CONTINUED
       ---------------------------------

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

(10)   WARRANTS
       --------

       The Company has outstanding warrants for the purchase of its common stock as follows:

                                                      ISI              UAI          Subordinated
                                                  Acquisition      Acquisition          Debt               Total
                                                  -----------      -----------      ------------           -----
         Exercise price                              $2.50            $4.81             $4.00
         Expiration date                            3/03/98         11/20/97          10/31/02

         Issued in connection with the ISI
             acquisition                              485,258                                               485,258
         Issued in connection with the UAI
             acquisition                                             137,000                                137,000
                                                   ----------     ----------          ----------         ----------

         Balance, September 30, 1995                  485,258        137,000                                622,258
         Issued in connection with
             subordinated debt                                                           237,214            237,214
         Exercised                                   (475,219)             0                   0           (475,219)
                                                   ----------     ----------          ----------         ----------

         Balance, September 30, 1996                   10,039        137,000             237,214            384,253
                                                   ==========     ==========          ==========         ==========

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(11)   LEASE COMMITMENTS
       -----------------

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

       A summary of commitments under noncancelable leases as of September 30, 1996, is as follows:

                                                        Capital Leases        Operating Leases          Total
                                                        --------------        ----------------          -----

        1997                                              $    31,700           $     128,200       $    159,900
        1998                                                   28,200                  69,100             97,300
        1999                                                        0                  58,700             58,700
        2000                                                        0                  26,800             26,800
        2001                                                        0                   5,400              5,400
                                                          -----------           -------------       ------------

        Total minimum obligation                          $    59,900           $     288,200       $    348,100
                                                                                =============       ============

        Less amounts representing interest                     (8,300)
                                                          -----------

        Present value of minimum lease payments           $    51,600
                                                          ===========

       Total rental expense in fiscal 1995 and 1996 was $161,300 and $172,500, respectively.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(12)   FOREIGN REVENUES AND MAJOR CUSTOMER
       -----------------------------------

       Net revenues include export sales to various countries. A summary of both foreign and domestic revenues is as follows:

                                                                           Year Ended September 30
                                                                          ------------------------
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

NOTE 13 - SUBSEQUENT EVENTS

CONTRACTS

During April and May 1998, management and representatives of one of its significant customers finalized certain of the provisions of an existing supply agreement under which the Company provided certain bundled hardware/software products. The result of the finalization of the agreement did not have a material impact on the estimates utilized by the Company in the preparation of the accompanying consolidated financial statements.

LEGAL PROCEEDING

On May 8, 1998, the Company, certain of its officers and others were named as defendants in a lawsuit filed by a shareholder in the United States District Court for the Southern District of New York. The plaintiff seeks to represent a class of shareholders, which purchased the Company's common stock in the open market during the period from January 31, 1996 through April 28, 1998 and seeks to recover unspecified damages purportedly caused by defendants' alleged violations of federal securities laws and common law. The Company denies any liability in this action and intends to vigorously defend this litigation.

LINE OF CREDIT AGREEMENT

The Company's line of credit facility with a bank, providing for a maximum available line of credit of $6 million but limited by a borrowing formula, expired on February 28, 1998. The facility was initially renewed through May 29, 1998 and subsequently renewed through January 15, 1999. As of June 30, 1998, the Company was in an out-of-formula position under the borrowing arrangement and expects to be in a similar position until August 31, 1998. The bank has agreed not to require that the Company comply with limits set by the borrowing formula until August 31, 1998. The bank has also adjusted the borrowing formula for the period from November 30, 1998 to January 15, 1999. Under the adjusted borrowing formula, the amount of credit available to the Company is expected to be reduced by $40,000 on November 30, 1998 and by an additional $80,000 on December 31, 1998.

SECURITIES TRADING HALT

Following the Company's announcement that its previous auditors resigned and withdrew their opinions on the Company's 1996 and 1997 financial statements and that it had discovered potential adjustments to such financial statements, The Nasdaq Stock Market ("Nasdaq") halted trading of the Company's common stock on the Nasdaq National Market System effective April 28, 1998. The trading has been halted since that date pending Nasdaq's receipt and review of additional information, including the issuance of audited statements for the fiscal years ended September 30, 1996 and 1997. The Company is in the process of responding to Nasdaq's informational requests.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEMATRON CORPORATION


By:          /S/  DAVID P. GIENAPP                        Dated:  JULY 31, 1998
         ------------------------------------------               -------------
         David P. Gienapp,
         Vice President - Finance and Administration
         and Chief Financial Officer