Form 10KSB/A
period 1997-09-30
NEMATRON CORP
filed 1998-07-31
CIK 892832

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
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

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


         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT [ ] Yes [ X ] No
================================================================================

The Registrant hereby amends its Form 10-KSB for the fiscal year ended September 30, 1997 to change Item 7 as set forth below:

ITEM 7          FINANCIAL STATEMENTS.



                      NEMATRON CORPORATION AND SUBSIDIARIES

                                Table of Contents



                                                                            Page(s)
                                                                            -------
Independent Auditors' Report                                                   1

Consolidated Balance Sheet as of September 30, 1997                            2

Consolidated Statements of Operations for the years ended
     September 30, 1996 and 1997                                               3

Consolidated Statements of Stockholders' Equity for the years ended
     September 30, 1996 and 1997                                               4

Consolidated Statements of Cash Flows for the years ended
     September 30, 1996 and 1997                                               5

Notes to Consolidated Financial Statements                                     6-25


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



/s/ Grant Thornton LLP

July 13, 1998
(except for Note 14, as to
which the date is July 31, 1998)
Detroit, Michigan

                      NEMATRON CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1997


                                  Assets (Notes 7 and 8)
Current assets:
    Cash and cash equivalents                                                                            $   1,142,988
    Accounts receivable, net of allowance for doubtful accounts of $410,000                                  4,205,196
    Inventories (note 6)                                                                                     4,399,426
    Prepaid expenses and other current assets                                                                  528,471
                                                                                                         -------------
                  Total current assets                                                                      10,276,081

Property and equipment:
    Land                                                                                                       117,000
    Building and improvements                                                                                2,279,598
    Equipment                                                                                                5,732,795
                                                                                                         -------------
                                                                                                             8,129,393
Less accumulated depreciation                                                                               (3,865,092)
                                                                                                         -------------
                  Net property and equipment                                                                 4,264,301

Other assets:
    Software and related development costs, net of accumulated amortization of $1,619,919 (note 4)           2,724,819
    Other intangible assets, net of accumulated amortization of $516,168 (note 4)                            3,008,547
                                                                                                         -------------
                  Net other assets                                                                           5,733,366
                                                                                                         -------------

                  Total assets                                                                           $  20,273,748
                                                                                                         =============

                          Liabilities and Stockholders' Equity

Current liabilities:
    Note payable to bank (note 7)                                                                        $   1,141,000
    Current maturities of long-term debt (note 8)                                                              681,231
    Accounts payable                                                                                         1,711,936
    Other accrued liabilities                                                                                1,818,138
                                                                                                         -------------
                  Total current liabilities                                                                  5,352,305

Long-term debt, less current maturities (note 8)                                                             3,595,378
Deferred tax liability                                                                                       1,000,000
                                                                                                         -------------

                  Total liabilities                                                                          9,947,683

Stockholders' equity:
    Common stock, no par value; 15,000,000 shares authorized, 5,329,938 shares issued and
       outstanding (notes 10 and 11)                                                                        21,589,413
    Foreign currency translation adjustment                                                                     (7,571)
    Accumulated deficit                                                                                    (11,255,777)
                                                                                                         -------------
                  Total stockholders' equity                                                                10,326,065
                                                                                                         -------------

Commitments and contingencies (note 12)

                  Total liabilities and stockholders' equity                                             $  20,273,748
                                                                                                         =============

See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the years ended September 30, 1996 and 1997

                                                                                         1996               1997
                                                                                         ----               ----
Net revenues                                                                        $  20,923,613      $   20,875,397
Cost of revenues, including non-recurring charges of $4,768,687
      in 1997 (note 4)                                                                 12,190,759          17,668,774
                                                                                    -------------      --------------

                  Gross profit                                                          8,732,854           3,206,623

Operating expenses:
    Product development costs                                                           1,448,540           2,151,698
    Selling, general, and administrative expenses                                       6,379,718           9,357,460
    Non-recurring charges (note 4)                                                                            727,582
    Write-off of in-process research and development costs relating to the
       Intec Controls Corp. acquisition (note 3)                                                            1,655,000
    Write-off of in-process research and development costs relating to the
       Virtual-Time Software, Inc., acquisition (note 3)                                                      400,000
                                                                                    -------------      --------------

                  Total operating expenses                                              7,828,258          14,291,740
                                                                                    -------------      --------------

Operating income (loss)                                                                   904,596         (11,085,117)
                                                                                    -------------      --------------

Other income (expense):
    Interest and other income, net                                                         70,189             103,659
    Interest expense                                                                     (512,896)           (361,894)
    Foreign currency loss                                                                 (10,199)           (155,027)
                                                                                    -------------      --------------

                  Total other expense                                                    (452,906)           (413,262)
                                                                                    -------------      --------------

Income (loss) before income taxes                                                         451,690         (11,498,379)

Income taxes (note 9)                                                                           0                   0
                                                                                    -------------      --------------

                  Net income (loss)                                                 $     451,690      $  (11,498,379)
                                                                                    =============      ==============

Income (loss) per share:
    Primary                                                                         $        0.13      $        (2.33)
                                                                                    =============      ==============

    Fully diluted                                                                   $        0.12
                                                                                    =============

Weighted average shares outstanding - primary                                           3,580,057           4,933,939
                                                                                    =============      ==============

Weighted average shares outstanding - fully diluted                                     3,797,490
                                                                                    =============


See accompanying notes to consolidated financial statements.

               NEMATRON CORPORATION AND SUBSIDIARIES Consolidated
             Statements of Stockholders' Equity For the years ended
                           September 30, 1996 and 1997

                                                                                                 Retained
                                                       Common Stock             Foreign          Earnings
                                                 -------------------------      Currency        (Accumulated
                                                 Shares             Amount    Translation        Deficit)            Total
                                                 ------             ------    -----------        --------            -----

 Balance, October 1, 1995                      2,869,613     $   6,796,193    $  (50,947)     $     (209,088)    $    6,536,158

 Net income for the year ended
    September 30, 1996                                                                               451,690            451,690
 Foreign currency translation effect                                             (34,571)                               (34,571)
 Shares issued pursuant to secondary
    stock offering, net of expenses            1,200,000         9,551,604                                            9,551,604
 Exercise of options                              13,416            36,968                                               36,968
 Exercise of warrants                            475,219         1,188,049                                            1,188,049
                                               ---------     -------------    ----------      --------------     --------------

 Balance, September 30, 1996                   4,558,248        17,572,814       (85,518)            242,602         17,729,898

 Net loss for the year ended
    September 30, 1997                                                                           (11,498,379)       (11,498,379)
 Foreign currency translation effect                                              77,947                                 77,947
 Shares issued pursuant to merger with
    Intec Controls Corp. (note 3)                587,594         3,305,205                                            3,305,205
 Shares issued pursuant to merger with
    Virtual-Time Software, Inc.
    (note 3)                                      67,301           403,806                                              403,806
 Exercise of options, net of 13,083
    shares redeemed                               72,148           136,667                                              136,667
 Exercise of warrants                             44,647           170,921                                              170,921
                                               ---------     -------------    ----------      --------------     --------------

Balance, September 30, 1997                    5,329,938     $  21,589,413    $   (7,571)     $  (11,255,777)    $   10,326,065
                                               =========     =============    ==========      ==============     ==============






See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the years ended September 30, 1996 and 1997

                                                                                          1996                      1997
                                                                                          ----                      ----
Cash flows from operating activities:
    Net income (loss)                                                                 $      451,690           $  (11,498,379)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                         837,666                6,179,918
       Write-off of in-process research and development costs (note 3)                                              2,055,000
       Debt retirement expense                                                                                        122,340
       Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                             (2,828,082)               2,535,869
          Inventories                                                                       (397,915)                 143,617
          Prepaid expenses and other current assets                                         (481,638)                 248,403
          Accounts payable                                                                (1,083,280)                (157,326)
          Other accrued liabilities                                                         (376,418)                (224,832)
                                                                                      --------------           --------------

                  Net cash used in operating activities                                   (3,877,977)                (595,390)
                                                                                      --------------           --------------

Cash flows from investing activities:
    Acquisition of Intec Controls Corp. (note 3)                                                                      281,058
    Acquisition of Virtual-Time Software, Inc., net of $6,327 cash acquired
       (note 3)                                                                                                       (93,673)
    Additions to capitalized software development costs and other intangible
       assets                                                                             (1,171,827)              (2,512,111)
    Additions to property and equipment                                                     (929,730)                (827,861)
                                                                                      --------------           --------------

                  Net cash used in investing activities                                   (2,101,557)              (3,152,587)
                                                                                      --------------           --------------

Cash flows from financing activities:
    Borrowings under long-term debt agreements                                             2,266,081                1,800,000
    Net proceeds (repayments) of note payable to bank                                     (2,450,000)               1,141,000
    Proceeds from sale of common stock and exercise of options and warrants               10,776,621                  307,588
    Repayments of long-term debt                                                            (540,245)              (2,264,350)
    Additions to deferred financing fees                                                    (173,647)                 (39,211)
                                                                                      --------------           --------------

                  Net cash provided by financing activities                                9,878,810                  945,027
                                                                                      --------------           --------------

Foreign currency translation effect on cash                                                  (34,571)                   2,975
                                                                                      --------------           --------------

Net increase (decrease) in cash and cash equivalents                                       3,864,705               (2,799,975)

Cash and cash equivalents at beginning of year                                                78,258                3,942,963
                                                                                      --------------           --------------

Cash and cash equivalents at end of year                                              $    3,942,963           $    1,142,988
                                                                                      ==============           ==============

Supplemental disclosures of cash flow information:
    Cash paid for interest, net of amounts capitalized                                $      519,456           $      344,551
    Cash paid for income taxes                                                                     0                        0

Supplemental disclosures of noncash financing and investing activities:
    Acquisition of equipment under capital lease obligations (notes 8 and 12)                                  $      544,014

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

(2)    SUMMARY OF ACCOUNTING PRINCIPLES
       --------------------------------

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries--Nematron Europa BV ("NEBV"), an inactive Netherlands corporation; Nematron Ltd., a United Kingdom corporation acquired in the Intec acquisition; and NemaSoft, Inc. ("NemaSoft"), and Imagination Systems, Inc. ("ISI"), Michigan corporations formed in 1995 and 1996, respectively. All significant intercompany transactions and balances have been eliminated in consolidation.

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

       Inventories

       Inventories are carried at the lower of cost or market. Cost is determined by the first in, first out method. Provision is made to reduce inventories (including demonstration units) to net realizable value for excess and/or obsolete inventories based upon an item-by-item review of quantities on hand compared to estimated future usage for sales and service.

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

       Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates are used in the determination of allowance for doubtful accounts, obsolete and slow moving inventory, capitalized software and related development costs, intangible assets, and warranty costs.

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

(3)    ACQUISITIONS
       ------------

       Merger with Intec Controls Corp.

       On March 31, 1997, the Company completed a merger of its wholly owned subsidiary, NemaSoft, Inc., with Intec Controls Corp. ("Intec"), a Walpole, Massachusetts-based developer of high-performance regulatory control software solutions used primarily by process industries. The Company recorded this transaction using the purchase method. The total purchase price was approximately $3,735,000, including expenses of approximately $430,000. Under terms of the merger agreement, the Company issued 587,594 shares of its common stock to the former Intec shareholders in exchange for 100 percent of the outstanding common stock of Intec. The Intec stock was retired, and NemaSoft is the surviving entity.

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

       The allocation of total purchase price to assets acquired and liabilities assumed as of the respective purchase dates was as follows:

                                                                         Intec                 VTS
                                                                         -----                 ---
               Current assets                                       $     1,005,000      $       6,000
               Software and related development costs                     2,058,000            475,000
               Other intangible assets                                    2,352,000            216,000
               Property and equipment                                       305,000             16,000
               Deferred tax liability                                    (1,000,000)
               Other liabilities                                           (985,000)           (19,000)
                                                                    ---------------      -------------

                          Total purchase price                      $     3,735,000      $     694,000
                                                                    ===============      =============

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


                                                                                    Year Ended September 30,
                                                                                    ------------------------
                                                                                  1996                     1997
                                                                                  ----                     ----
                                                                              (Unaudited)               (Unaudited)
                  Net revenues                                              $    25,317,404         $       22,825,183
                  Net loss                                                  $    (2,034,301)        $       (9,200,075)
                  Net loss per share                                           $  (0.51)                 $   (1.74)


(4)    NON-RECURRING CHARGES
       ---------------------

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



(4)    NON-RECURRING CHARGES, CONTINUED
       --------------------------------

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

(5)    RELATED PARTY TRANSACTIONS
       --------------------------

       The Company leases its Virginia Beach, Virginia, office building from a partnership in which the president and CEO of the Company is a partner. Total lease payments made for the years ended September 30, 1996 and 1997, under the terms of the lease were $77,600 and $79,600, respectively.

(6)    INVENTORIES
       -----------

       Inventories are summarized as follows:

                                                                                                  September 30,
                                                                                                      1997
                                                                                                      ----
         Purchased parts and accessories                                                       $     2,928,277
         Finished goods                                                                                320,671
         Work-in-process                                                                               349,069
         Demonstration units                                                                           532,099
         Service stock                                                                                 269,310
                                                                                               ---------------

                         Total inventories                                                     $     4,399,426
                                                                                               ===============

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(7)    NOTE PAYABLE TO BANK
       --------------------

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

(8)    LONG-TERM DEBT
       --------------

       Long-term debt consists of the following:

                                                                                                    September 30,
                                                                                                        1997
                                                                                                        ----
         Mortgage loan payable to a bank, interest at 9.5% per annum; payable in monthly installments of $29,900 through September 2001, at which time the remaining principal and any interest thereon is due. The loan is collateralized by a first mortgage of the Company's land
             and building in Ann Arbor, Michigan                                                   $     2,156,481
         Term note payable to a bank, interest at LIBOR plus 2.5% per annum; payable in monthly installments of $30,000 plus interest through February 2002.  The note is collateralized by substantially all assets, other than real property, and a
             third mortgage on the Company's real estate                                                 1,590,000
         Capitalized lease obligations - computer equipment (note 12)                                      474,265
         Capitalized lease obligations - production equipment (note 12)                                     26,536
         Other notes                                                                                        29,327
                                                                                                   ---------------

                        Total long-term debt                                                             4,276,609

        Less current maturities                                                                           (681,231)
                                                                                                   ---------------
                        Total long-term debt, less current maturities                              $     3,595,378
                                                                                                   ===============

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(8)    LONG-TERM DEBT, CONTINUED
       -------------------------

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

       The aggregate amounts of long-term debt maturities at September 30, 1997, are as follows:

            Year ended September 30:
                      1998                                           $  681,231
                      1999                                              686,213
                      2000                                              697,804
                      2001                                            2,061,361
                      2002                                              150,000
                                                                     ----------

                        Total long-term debt                         $4,276,609
                                                                     ==========


                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(9)    TAXES ON INCOME
       ---------------

       The provisions for taxes on income in fiscal 1996 and 1997, including both the current and deferred portions, are zero. The following reconciles the statutory federal income tax rate to the Company's effective tax rate:


                                                                                        Year Ended September 30,
                                                                                        ------------------------
                                                                                        1996                1997
                                                                                        ----                ----
         Income tax expense (benefit) based on the federal statutory
           rate                                                                         34.0%              (34.0)%

         Generation (utilization) of net operating loss carryforwards                  (34.0)%              34.0%
                                                                                        ----                ----

         Effective tax rate                                                              0.0%                0.0%
                                                                                       =====               =====

       The domestic and foreign components of income (loss) before taxes on income are as follows:

                                                                                      Year Ended September 30,
                                                                                      ------------------------
                                                                                    1996                  1997
                                                                                    ----                  ----
              Domestic                                                         $      (9,100)        $    (11,220,617)
              Foreign                                                                460,790                 (277,762)
                                                                               -------------         ----------------

                          Total income (loss) before taxes on
                            income                                             $     451,690         $    (11,498,379)
                                                                               =============         ================


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

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(9)    TAXES ON INCOME, CONTINUED
       --------------------------

       Temporary differences and carryforwards which give rise to the net deferred tax position at September 30, 1997, are as follows:

         Deferred tax assets:
            Inventories                                                                       $        374,000
            Property and equipment                                                                     101,000
            Other                                                                                      219,000
            Net operating loss carryforwards                                                         3,934,000
                                                                                              ----------------

                          Total deferred tax assets                                                  4,628,000

        Less:  Valuation allowance                                                                  (4,172,000)
                                                                                              ----------------
                          Net deferred tax assets                                                      456,000

        Deferred tax liability - capitalized software development costs
            and other intangible assets                                                             (1,456,000)
                                                                                              ----------------

                          Net deferred tax position                                           $     (1,000,000)
                                                                                              ================


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



(10)   EMPLOYEE BENEFIT PLANS
       ----------------------

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



(10)   EMPLOYEE BENEFIT PLANS, CONTINUED
       ---------------------------------

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

       Special Option Grants

       The Board of Directors has awarded special option awards to its former chairman and a former Board member. As of September 30, 1997, these awards total 34,750 options to purchase common stock at $2.50 to $8.75 per share, which per share price equaled or exceeded the fair value of the common stock at the date of the award. The awards totaled 20,000 and 4,750 option is in 1996 and 1997, respectively. The awards were made separate from either of the two qualified plans specified above.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(10)   EMPLOYEE BENEFIT PLANS, CONTINUED
       ---------------------------------

       Information with respect to options under the 1993 Stock Option Plan, the 1993 Directors Option Plan, and special option grants for the two years ended September 30, 1997, is as follows:

                                                     Option Price                                           Available
                                                       Per Share         Outstanding      Exercisable       for Grant
                                                       ---------         -----------      -----------       ---------
        Balance, October 1, 1996                     $1.87 - $4.89           305,100           97,300           179,900

        Increase in authorized shares - 1993 Plan
                                                                                                                295,000
        Special option grant                             $8.75                20,000
        Granted                                      $4.50 - $9.00           225,500                           (225,500)
        Exercisable                                  $2.50 - $8.75                            187,448
        Exercised                                    $1.87 - $2.50           (13,416)         (13,416)
        Forfeited                                        $2.50               (18,300)         (18,300)           18,300
                                                                             -------          -------        ----------

        Balance, September 30, 1996                  $1.87 - $8.75           518,884          253,032           267,700

        Increase in authorized shares:
           1993 Plan                                                                                            200,000
           Directors option plan                                                                                100,000
        Special option grant                             $4.75                 4,750
        Granted                                      $5.00 - $7.12           496,820                           (496,820)
        Exercisable                                  $2.50 - $9.00                            101,980
        Exercised                                    $2.12 - $5.00           (85,231)         (85,231)
        Forfeited                                    $2.50 - $9.00           (80,219)         (80,219)           80,219
                                                                             -------          -------        ----------

        Balance, September 30, 1997                                          855,004          189,562           151,099
                                                                             =======          =======           =======

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(10)   EMPLOYEE BENEFIT PLANS, CONTINUED
       ---------------------------------

       The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost been determined based on the fair value of such awards at the date of grant consistent with the provisions of SFAS No. 123, the Company's total and per share net income (loss) would have been as follows:

                                                                        1996                       1997
                                                                        ----                       ----
       Net income (loss)
          As reported                                             $  451,690                $ (11,498,379)
          Pro forma                                               $  328,302                $ (12,029,150)
       Net income (loss) per share
          As reported                                                $ 0.13                    $ (2.33)
          Pro forma                                                  $ 0.09                    $ (2.44)

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



(10)   EMPLOYEE BENEFIT PLANS, CONTINUED
       ---------------------------------

       participating employee will be fully vested in the Company's contributions to his or her account in the event of death, or in the event of disability or normal retirement, as those terms will be defined in the 401(k) plan. The Company's contributions to the 401(k) plan were approximately $68,000 and $158,000 for the years ended September 30, 1996 and 1997, respectively.

(11)   WARRANTS
       --------

       The Company has outstanding warrants for the purchase of its common stock as follows:

                                           ISI              UAI          Subordinated           Intec
                                       Acquisition      Acquisition          Debt            Acquisition            Total
                                       -----------      -----------          ----            -----------            -----
        Exercise price                    $2.50            $4.81             $4.00              $6.73
        Expiration date                  3/03/98         11/20/97          10/31/02            2/20/00

        Balance, October 1, 1995          485,258         137,000                                                    622,258
        Issued in connection with
            subordinated debt                                                237,214                                 237,214
        Exercised                        (475,219)                                                                  (475,219)
                                          -------         -------           --------           -------               -------

        Balance, September 30, 1996        10,039         137,000            237,214                                 384,253

        Issued in connection with
            the Intec acquisition                                                              124,998               124,998

        Exercised                          (5,111)                           (39,536)                                (44,647)
                                         --------         -------           --------           -------               -------

        Balance September 30, 1997          4,928         137,000            197,678           124,998               464,604
                                         ========         =======           ========           =======               =======

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(12)   LEASE COMMITMENTS
       -----------------

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

       A summary of commitments under noncancelable leases as of September 30, 1997, is as follows:


                                                      Capital Leases         Operating Leases           Total
                                                      --------------         ----------------           -----
         1998                                        $      188,000           $     258,400        $        446,400
         1999                                               159,200                 180,700                 340,100
         2000                                               159,200                  15,800                 175,000
         2001                                                69,100                   8,400                  77,300
                                                     --------------           -------------        ----------------

         Total minimum lease obligation              $      575,500           $     463,300        $      1,038,800
                                                                              =============        ================

         Less amounts representing interest                 (74,700)
                                                     --------------
         Present value of minimum lease payments     $      500,800
                                                     ==============

       Total rental expense in fiscal 1996 and 1997 was $172,500 and $308,000, respectively.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(13)   FOREIGN REVENUES AND MAJOR CUSTOMERS
       ------------------------------------

       Net revenues include export sales to various countries. A summary of both foreign and domestic revenues is as follows:

                                                                                Year Ended September 30,
                                                                                ------------------------
                                                                                1996                1997
                                                                                ----                ----
         Foreign:
            France                                                       $       2,019,177   $       1,687,171
            Other European countries                                             1,307,856           2,395,361
            Canada                                                                 670,832           1,363,529
            South America                                                          285,892             182,442
            Asia and South Pacific                                                 471,539             309,701
            Africa                                                                  22,061              45,172
                                                                         -----------------   -----------------

                        Total foreign revenues                                   4,777,357           5,983,376

         Domestic revenues                                                      16,146,256          14,892,021
                                                                         -----------------   -----------------

                        Total                                            $      20,923,613   $      20,875,397
                                                                         =================   =================

       Approximately 30 percent and 23 percent of revenues were from three unaffiliated customers during the years ended September 30, 1996 and 1997, respectively. Accounts receivable from these customers were approximately $1,700,500 and $1,148,500 at September 30, 1996 and 1997,
       respectively.

NOTE 14 - SUBSEQUENT EVENTS

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

SECURITIES TRADING HALT

Following the Company's announcement that its previous auditors resigned and withdrew their opinions on the Company's 1996 and 1997 financial statements and that it had discovered potential adjustments to its fiscal 1996 and 1997 financial statements, The Nasdaq Stock Market ("Nasdaq") halted trading of the Company's common stock on the Nasdaq National Market System effective April 28, 1998. The trading has been halted since that date pending Nasdaq's receipt and review of additional information, including the issuance of audited statements for the fiscal years ended September 30, 1996 and 1997. The Company is in the process of responding to Nasdaq's informational requests.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEMATRON CORPORATION


By:          /s/  DAVID P. GIENAPP                    Dated:  JULY 31, 1998
         ---------------------------------------              -------------
         David P. Gienapp,
         Executive Vice President - Finance and
         Administration, Secretary and Treasurer