Form 10QSB
period 1998-06-30
NEMATRON CORP
filed 1998-08-14
CIK 892832

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

       No par value Common Stock: 5,353,816 SHARES AS OF AUGUST 11, 1998

Transitional Small Business Disclosure Format:  [ ] YES    [X] NO

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NEMATRON CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      JUNE 30, 1998 AND SEPTEMBER 30, 1997


                                                                JUNE 30,    SEPTEMBER 30,
                                                                  1998          1997
                                                              (UNAUDITED)   (AUDITED)
                                                              ------------  -------------
                                                                              (Note 1)
                       ASSETS
Current Assets:
   Cash and cash equivalents                                   $   743,203    $ 1,142,988
   Accounts receivable, net of allowance for doubtful
       accounts of $342,000 at June 30, 1998, and
       $410,000 at September 30, 1997                            3,299,507      4,205,196
   Inventories (Note 2)                                          3,822,609      4,399,426
   Prepaid expenses and other current assets                       604,130        528,471
                                                              ------------  -------------
Total Current Assets                                             8,469,449     10,276,081

Property and Equipment, net                                      3,759,949      4,264,301

Other Assets (Note 8):
   Capitalized software, net of accumulated amortization
       of $2,114,548 at June 30, 1998, and $1,619,919
       at September 30, 1997                                     3,920,565      2,724,819
   Other intangible assets, net of accumulated amortization
       of $713,094 at June 30, 1998 and $580,954
       at September 30, 1996                                     2,455,010      3,008,547
                                                              ------------  -------------
Net Other Assets, net                                            6,375,575      5,733,366
                                                              ------------  -------------
Total Assets                                                   $18,604,973    $20,273,748
                                                              ============  =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable to bank (Note 3)                               $ 3,514,000    $ 1,141,000
   Accounts payable                                              3,062,950      1,711,936
   Other accrued liabilities                                     1,693,786      1,818,138
   Current maturities of long-term debt (Note 4)                   718,296        681,231
                                                              ------------  -------------
Total Current Liabilities                                        8,989,032      5,352,305

Long-Term Debt, less current maturities (Note 4)                 3,135,112      3,595,378
Deferred Tax Liability                                             892,857      1,000,000
                                                              ------------  -------------
Total Liabilities                                               13,017,001      9,947,683

Stockholders' Equity (Notes 7 and 8):
   Common stock, no par value, 15,000,000 shares authorized;
       5,353,816 shares issued and outstanding at June 30,
       1998 and 5,329,938 shares issued and outstanding at
       September 30, 1997                                       21,664,809     21,589,413
   Foreign currency translation adjustment                          (8,249)        (7,571)
   Accumulated deficit                                         (16,068,588)   (11,255,777)
                                                              ------------  -------------
Total Stockholders' Equity                                       5,587,972     10,326,065
                                                              ------------  -------------
Total Liabilities and Stockholders' Equity                     $18,604,973    $20,273,748
                                                              ============  =============

           See notes to consolidated condensed financial statements.

                              NEMATRON CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997


                                       THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                     -------------------------------  ----------------------------
                                          1998             1997           1998           1997
                                     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
                                     ---------------  --------------  -------------  -------------
                                                           (Note 1)                      (Note 1)
Net Revenues                         $     3,767,724  $    5,981,613  $  13,062,486  $  16,167,741

Cost of Revenues                           2,642,570       3,211,692      7,788,780      9,171,169
                                     ---------------  --------------  -------------  -------------

Gross Profit                               1,125,154       2,769,921      5,273,706      6,996,572

Operating Expenses:
   Product development costs                 462,066         583,560      1,293,915      1,558,786
   Selling, general and
       administrative                      2,883,543       2,685,084      8,452,918      6,436,038
   Write off of in-process research
    and development costs relating
    to Intec acquisition (Note 8)                -0-             -0-            -0-      1,655,000
   Write off of in-process research
    and development costs relating
    to VTS acquisition (Note 8)                  -0-         400,000            -0-        400,000
   Debt retirement                               -0-             -0-            -0-        122,340
   Loss on closing of European
    office (Note 6)                              -0-             -0-            -0-        149,814
                                     ---------------  --------------  -------------  -------------
Total Operating Expenses                   3,345,609       3,668,644      9,746,833     10,321,978
                                     ---------------  --------------  -------------  -------------

Operating Loss                            (2,220,455)       (898,723)    (4,473,127)    (3,325,406)

Other Income (Expense):
   Interest expense                         (179,522)       (110,846)      (483,135)      (271,249)
   Interest and other income                  20,829          43,205         36,307        109,585
   Foreign currency loss                         -0-        (11,084)            -0-      (136,503)
                                     ---------------  --------------  -------------  -------------
Total Other Income (Expense)                (158,693)        (78,725)      (446,828)      (298,167)
                                     ---------------  --------------  -------------  -------------

Loss Before Income Taxes                  (2,379,148)       (977,448)    (4,919,955)    (3,623,573)

Income Tax Benefit (Note 5)                   35,715             -0-        107,144            -0-
                                     ---------------  --------------  -------------  -------------

Net Loss                             $    (2,343,433) $     (977,448) $  (4,812,811) $  (3,623,573)
                                     ===============  ==============  =============  =============
Basic Loss Per Share (Note 7)        $         (0.44) $        (0.19) $       (0.90) $       (0.75)
                                     ===============  ==============  =============  =============

           See notes to consolidated condensed financial statements.

                              NEMATRON CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                      NINE MONTHS ENDED JUNE 30,
                                                                     ----------------------------
                                                                         1998           1997
                                                                     (UNAUDITED)    (UNAUDITED)
                                                                     -------------  -------------
Cash Flows From Operating Activities:
Net loss                                                               ($4,812,811)   $(3,623,573)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities, net of acquisitions:
       Depreciation and amortization                                     1,804,836        918,676
       Write off of research and development costs (Note 8)                             2,055,000
       Deferred income taxes (Note 5)                                     (107,143)
       Debt retirement expense                                                            122,340
       Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                             905,689      1,218,885
           Inventories                                                     576,817     (1,190,010)
           Prepaid expenses and other current assets                       (75,659)       187,905
           Accounts payable                                              1,351,014        508,080
           Other accrued liabilities                                      (124,352)       (71,280)
                                                                       -----------    -----------
Net Cash Provided By (Used In) Operating Activities                       (481,610)       126,023

Cash Flows From Investing Activities:
   Additions to capitalized software development costs                  (1,580,182)    (1,491,927)
   Additions to property and equipment                                    (362,511)    (1,071,193)
   Additions to other intangible assets                                                  (114,154)
   Acquisition of Intec (Note 8)                                                          281,058
   Acquisition of VTS, net of $17,766 cash acquired (Note 8)                     -        (82,234)
                                                                       -----------    -----------
Net Cash Used In Investing Activities                                   (1,942,692)    (2,478,450)

Cash Flows From Financing Activities:
   Increase in notes payable to bank                                     2,373,000      1,300,000
   Proceeds from borrowings                                                109,613      2,337,272
   Proceeds from exercise of common stock options and warrants              75,396        279,384
   Repayments of long-term debt                                           (532,814)    (2,069,630)
                                                                       -----------    -----------
Net Cash Provided From Financing Activities                              2,025,195      1,847,026

Foreign Currency Translation Effect on Cash                                   (678)        82,065
                                                                       -----------    -----------

Net Decrease In Cash and Cash Equivalents                                 (399,785)      (423,336)
Cash and Cash Equivalents at Beginning of Period                         1,142,988      3,942,963
                                                                       -----------    -----------
Cash and Cash Equivalents at End of Period                             $   743,203    $ 3,519,627
                                                                       ===========    ===========



                                                          Continues on next page

                              NEMATRON CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997 - CONTINUED


                                                                                             NINE MONTHS ENDED JUNE 30,
                                                                               ----------------------------------------------------
                                                                                      1998                              1997
                                                                                   (UNAUDITED)                       (UNAUDITED)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                               $489,699                          $331,625
Cash paid for income taxes                                                                -0-                               -0-

FINANCING AND INVESTING ACTIVITIES REGARDING THE ACQUISITION OF INTEC CONTROLS CORP. (NOTE 8):

   Cash acquired                                                                                                       $281,058
   Non-cash assets and liabilities acquired:
       Current assets, other than cash                                                                                  724,369
       Property and equipment                                                                                           305,309
       Software development costs, including in-process R&D                                                           2,003,092
       Other intangible assets                                                                                        1,407,000
       Current liabilities                                                                                             (979,673)
       Long term debt                                                                                                    (5,950)
                                                                                                                     ----------
   Purchase price, including $430,000 of accrued costs                                                               $3,735,205
                                                                                                                     ==========
FINANCING AND INVESTING ACTIVITIES REGARDING THE ACQUISITION OF VIRTUAL-TIME SOFTWARE, INC. (NOTE 8):

       Cash acquired                                                                                                    $17,766
       Non-cash assets and liabilities acquired:
          Property and equipment                                                                                         15,746
          Software development costs, including in-process R&D                                                          475,000
          Other intangible assets                                                                                       197,562
          Current liabilities                                                                                           (12,074)
                                                                                                                     ----------
       Purchase price, including $190,000 of accrued costs                                                           $  694,000
                                                                                                                     ==========

          See notes to consolidated condensed financial statements.

                              NEMATRON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Ltd. (formerly Intec Ltd.), a United Kingdom corporation acquired in the Intec acquisition (Note 8); Nematron Europa BV, an inactive Netherlands corporation, and NemaSoft, Inc., ("NemaSoft") and Imagination Systems, Inc., ("ISI") Michigan corporations. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB and amendments thereto

Certain reclassifications have been made to the fiscal 1997 presentation to conform to classifications used in fiscal 1998.

The results of operations for the three-month and nine-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INVENTORIES

Inventories consist of the following at June 30, 1998 and September 30, 1997:


                   CATEGORY               JUNE 30, 1998  SEPT. 30, 1997

        Purchased parts and accessories      $2,192,264      $2,928,277
        Finished goods and service stock      1,154,245       1,122,080
        Work in process                         476,100         349,069
                                          -------------  --------------
        Total inventory                      $3,822,609      $4,399,426
                                          =============  ==============

NOTE 3 - NOTE PAYABLE TO BANK

The Company has a credit facility with a bank providing for a maximum amount available of $6,000,000. The amount available under this facility is limited by a borrowing formula, that allows for advances up to a maximum of the sum of
a) 80% of eligible domestic and foreign accounts receivable and b) 35% of eligible inventory. Based upon the borrowing formula, approximately $2,920,000 and $3,500,000 of the facility was eligible for advance at June 30, 1998 and September 30, 1997, respectively. Borrowings under the line of credit were $3,514,000 and $1,141,000 at June 30, 1998 and September 30, 1997,
respectively. The bank has acknowledged the line of credit overadvance situation as of June 30, 1998, and, pursuant to the July 31, 1998 renewal of the line of credit, the Company has agreed to eliminate the overadvance position no later than August 31, 1998.

The line of credit is secured by substantially all assets of the Company and a second mortgage on the Company's Ann Arbor facility. Advances on the line of credit bear interest at prime plus one quarter of one percent.

The credit facility had expired by its terms on May 31, 1998 and was renewed on a month-to-month basis through July 30, 1998. On July 31, 1998, the bank renewed the line of credit through January 15, 1999. The amount available under the renewed facility is limited by a borrowing formula which allows for advances up to a maximum of the sum of a) 80% of eligible domestic and foreign accounts receivable and b) a percentage of eligible inventory, such percentage being 35% through November 29, 1998, 34% from November 30, 1998 through December 30, 1998, and 32% thereafter.

The Company is seeking to raise additional capital in order to pay down the line of credit and eliminate the overadvance position by August 31, 1998, and further, the Company plans to raise additional capital or obtain other sources of credit in order to replace the current bank debt agreement which expires on January 15, 1999.


NOTE 4 - LONG-TERM DEBT

Long-term debt includes the following debt instruments at June 30, 1998 and September 30, 1997:



   CATEGORY                                     JUNE 30, 1998  SEPT. 30, 1997

   Mortgage loan payable to bank                   $2,039,037      $2,156,481
   Term note                                        1,320,000       1,590,000
   Equipment note                                     381,874         474,265
   Capitalized lease obligations and other notes      112,497          55,863
                                                  -----------  --------------
                                                    3,853,408       4,276,609
   Less current maturities                           (718,296)       (681,231)
                                                  -----------  --------------

   Long-term debt, less current maturities         $3,135,112      $3,595,378
                                                  ===========  ==============


The term loan is governed by the same debt agreement as the line of credit described in Note 3. The term loan is cross collateralized and cross defaulted with the line of credit. Pursuant to the July 31, 1998 bank agreement, the maturity of the term loan has been extended to January 15, 1999 with interest on the principal amount at prime plus one half percent per annum. The Company is seeking to raise additional capital or obtain other sources of credit in order to replace the current bank debt agreement which expires on January 15, 1999.


NOTE 5 - INCOME TAXES (BENEFIT)

The current tax benefit computed for the three and nine month periods ended June 30, 1998 reflect the tax benefit associated with the amortization of non-deductible goodwill and other intangible assets during the same periods.

There was no current tax benefit computed for the nine month period ended June 30, 1997 because of the uncertainty that the associated deferred tax asset could not be realized through future taxable income.

The Company has NOLs of approximately $13,700,000, which may be applied against future taxable income. The NOLs expire beginning 2003 and run through 2013. Utilization of these carryforwards is subject to annual limitations under current Internal Revenue Service regulations.


NOTE 6 - CLOSING OF EUROPEAN OFFICE

During the second quarter of fiscal 1997, the Company ceased operations of NEBV, its wholly owned Netherlands subsidiary. In connection therewith, the Company incurred a loss of approximately $150,000.

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding for each period presented because common stock equivalents are anti-dilutive. The weighted average number of shares outstanding for the three month and nine-month periods are as follows:


                                 Three months     Nine months

                  June 30, 1998     5,353,267      5,343,886
                  June 30, 1997     5,234,779      4,802,887


Diluted earnings per share is not presented because the amounts are anti-dilutive.


NOTE 8 - ACQUISITIONS OF INTEC CONTROLS CORP. AND VIRTUAL-TIME SOFTWARE, INC.

Merger with Intec Controls Corp.

On March 31, 1997, the Company completed a merger of its wholly owned subsidiary, NemaSoft, Inc., with Intec Controls Corp. ("Intec"), a Walpole, Massachusetts-based developer of high-performance regulatory control software solutions used primarily by process industries. The Company recorded this transaction using the purchase method. The total purchase price was approximately $3,735,000, including expenses of approximately $430,000. In connection with the acquisition, the Company took, in the quarter ended March 31, 1997, a charge against earnings of $1,655,000 relating to acquired in-process research and development costs which under applicable accounting rules, is required to be expensed. Under terms of the merger agreement, the Company issued 587,594 shares of its common stock to the former Intec shareholders in exchange for 100% of the outstanding common stock of Intec. The Intec stock was retired, and NemaSoft is the surviving entity.

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

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred on October 1, 1996, the earliest period presented herein, and does not purport to be indicative of what would have occurred had the acquisitions of Intec and VTS actually been consummated at that date or the Company's future results of operations:


                                   Three Months                Nine Months
                                       Ended                      Ended
                                   June 30, 1997              June 30, 1997
         Revenues                    $ 5,993,000               $18,118,000
         Net loss                    $  (722,000)              $(3,734,000)
         Loss per share                   $(0.14)              $     (0.71)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1998 COMPARED WITH
THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1997

Net revenues for the three and nine-month periods ended June 30, 1998 decreased $2,214,000 (37.0%) and $3,105,000 (19.2%), respectively, compared to the same periods last year. The decreases in net revenues in the three month and nine-months periods are primarily attributable to a decrease in sales of Industrial Workstations and Industrial Control Computers ("ICCs") related to one large contract, offset in part by an increase in revenues from software and software services. Revenues from software and software services totaled 25% of total revenues for the third quarter 1998 versus 24% for the third quarter of 1997, and totaled 25% of total revenues for the first nine months of 1998 versus 15% for the first nine months of 1997. In fiscal 1997, the Company benefited from having a significant contract in place under which $1.5 million and $3.5 million of revenues were generated in the three and nine-month periods ended June 30, 1997, respectively. That contract was substantially completed as of September 30, 1997. Additionally, a Nasdaq trading halt in late April 1998, resulted in a sales decline due to adverse market reaction to the Company's situation. Management expects revenues to return to the levels experienced in the second quarter of fiscal 1998 during the fourth quarter of fiscal 1998, given that materials are received as needed and continued financing is available.

Gross profit for the three and nine-month periods ended June 30, 1998 decreased $1,645,000 and $1,723,000, respectively compared to the same period last year. Gross profit as a percentage of revenues in the three and nine-month periods ended June 30, 1998 was 29.9% and 40.4%, respectively, versus 46.3% and 43.3%, respectively, in the same periods of fiscal 1997. The decreases in gross profit margins is due primarily to provisions for obsolete materials necessary during the third quarter ended June 30, 1998 and, to a lesser extent, to pricing pressures during the current nine-month period.

Operating expenses for the three and nine-month period ended June 30, 1997 included a total of $400,000 and $2,327,000, respectively, related to the write-off of in-process research and development costs related to the acquisitions of Intec Controls Corp. ("Intec") and Virtual-Time Software, Inc. (VTS"), a loss on the closing of the Company's Netherlands office, and a loss on refinancing of debt. Total operating expenses for the three-month period ended June 30, 1998 increased $77,000 excluding the amount attributable to the non-recurring charges discussed above, and was due primarily to an increase in professional fees during the three month period. Total operating expenses for the nine-month period ended June 30, 1998 increased $1,752,000, excluding the amount attributable to the non-recurring charges discussed above. The increase in operating expenses for the nine-month period ended June 30, 1998 is due primarily to the increased operating expenses associated with the former Intec operations and increased professional fees. Management has reduced operating expenses in the forth quarter of fiscal 1998 to better align costs with decreased revenue levels, but professional fees are expected to offset some of that reduction.

Interest expense for the three and nine-month periods ended June 30, 1998 increased $69,000 and $212,000, respectively, compared to the same periods last year, as borrowing levels under the line of credit have increased during fiscal 1998.

Acquisitions

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

Year 2000 Issue

The Company has conducted a review of its internal computer systems and of its software products offered for sale to its customers to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue is the result of certain computer programs being written using two digits rather than four digits to define the applicable year. The Company recently purchased and installed a new enterprise-wide computer system that is Year 2000 compliant. Additionally, management believes that its software products sold to third parties do not pose operational problems for its customers. Accordingly, the Company believes that the Year 2000 issue will not have a material adverse effect on its financial condition or results of operations. The Company does not currently have complete information concerning the Year 2000 compliance of its significant suppliers and customers. Accordingly, the Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted on time, that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

Primary sources of near-term liquidity are cash from operations and the Company's $6,000,000 bank line of credit. The Company's credit facility with the bank provides for a maximum amount available of up to $6,000,000. The amount available under this facility is limited by a borrowing formula, which allows for advances up to a maximum of the sum of 80% of eligible domestic and foreign accounts receivable and 35% of eligible inventory. Based upon the borrowing formula, approximately $2,920,000 of the facility was eligible for advance at June 30, 1998. Borrowings under the line of credit were $3,514,000 and $1,141,000 at June 30, 1998 and 1997, respectively. The bank has acknowledged the line of credit overadvance situation as of June 30, 1998, and pursuant to the July 31, 1998 renewal of the line of credit, the Company has agreed to eliminate the overadvance position no later than August 31, 1998. Additionally, the term loan of $1,320,000 as of June 30, 1998 is governed by the same debt agreement as the line of credit. The term loan is cross collateralized and cross defaulted with the line of credit. Pursuant to the July 31, 1998 bank agreement, the maturity of the term loan has been extended to January 15, 1999 with interest on the principal amount at prime plus one half percent per annum.

The Company is seeking to raise additional capital or obtain other sources of credit in order to eliminate the overadvance position on the line of credit no later than August 31, 1998, and to replace the term note which matures on January 15, 1999. The Company has engaged an investment banking firm and a financial consultant to assist it in raising additional capital, which may be in the form of debt, convertible debt, or equity. This financing effort to obtain funds to cure the overadvance position is expected to be complete by the end of August 1998. In the event that such financing is not completed by that date, the Company will seek further forbearance from the bank until such time as the funds can be generated. Additionally, the Company expects to complete the financing effort concerning the replacement of the term note by January 15, 1999. The foregoing statement is a "forward looking" statement within the meaning of the Securities Exchange Act of 1934. The timing of the completion of the Company's financing efforts is subject to a number of uncertainties including the time required by the investment banking firm and the financial consultant to locate potential investors and negotiate the terms of an investment with them and other uncertainties described in "Management's Discussion and Analysis of Results of Operations - Uncertainties Relating to Forward Looking Statements."

Management expects that current cash, cash generated from operations and cash available under existing credit facilities will be sufficient to pay the Company's costs and expenses as they become due through the end of August 1998, the time the Company's capital raising effort concerning the paydown of the line of credit overadvance is expected to be complete. Additionally, management expects that cash generated from sales in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999 will allow the Company to return to a cash positive operation by the first quarter of fiscal 1999. The foregoing statement is a "forward looking" statement within the meaning of the Securities Exchange Act of 1934. The extent to which such sources of liquidity will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support current operations and other uncertainties described in "Management's Discussion and Analysis of Results of Operations - Uncertainties Relating to Forward Looking Statements." The extent to which cash generated from sales in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999 will allow the Company to return to a cash positive operation is subject to a number of uncertainties including general economic conditions, demand for the Company's products and services, the introduction or enhancement of competitive products and other uncertainties described in "Management's Discussion and Analysis of Results of Operations - Uncertainties Relating to Forward Looking Statements."


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

Factors that could cause future results to differ from these expectations include the Company's ability to generate sufficient cash, general economic conditions and overall demand for factory automation equipment, particularly related to automotive manufacturing, overall demand for the Company's products and services, difficulties in raising capital, the willingness of the Company's lenders to keep existing credit facilities in place, the ability to secure additional capital, competitive factors (including the introduction or enhancement of competitive products), pricing pressures, raw material price increases, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, inability to attract or retain sales and/or engineering talent, changes in customer requirements and evolving industry standards.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On May 8, 1998, a complaint captioned Levine v. Nematron Corporation et. al., Case No. 98 CIV 3309, was filed in the District Court for the Southern
District of New York. This lawsuit names as defendants the Company, certain of its officers and directors, its former independent auditor and the underwriter for the Company's June 5, 1996 public offering of Common Stock. Plaintiff seeks to represent a class of shareholders who purchased the Company's Common Stock from January 31, 1996 through April 28, 1998. The complaint claims violations of securities laws and common law based on allegations that defendants made untrue statements of material facts and that they omitted material facts necessary in order to make the statements not misleading. The complaint seeks unspecified damages and costs. The Company intends to vigorously defend this litigation and believes that the complaint is without merit.

ITEM 5. OTHER INFORMATION

The Nasdaq Stock Market, Inc. ("Nasdaq") suspended trading of the Company's securities on April 28, 1998. Nasdaq subsequently held a hearing to determine whether to de-list the Company's securities from listing on the Nasdaq National Market System. On July 14, 1998, Nasdaq determined that the securities of the Company would not be de-listed if a) the Company filed by July 31, 1998 amendments to its Forms 10-KSB for the years ended September 30, 1996 and 1997 and such reports included unqualified auditors' opinions, and b) the Company's makes a public filing on or before August 31, 1998 evidencing a minimum of $7 million of tangible assets.

On July 31, 1998, the Company filed its amended Form 10-KSB/A-2 for the years ended September 30, 1996 and 1997 and such reports included unqualified auditors' opinions. Following the filings of the Forms 10-KSB/A-2, Nematron was in compliance with Nasdaq regulations, and consequently, Nasdaq lifted the trading halt. On August 3, 1998, the Company's securities resumed trading on the National Market System. However, if the Company does not make a public filing on or before August 31, 1998 evidencing a minimum of $7 million of tangible assets, Nasdaq may suspend trading of the Company's securities and de-list the Company's securities from the National Market System.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits included herewith are set forth on the Index to Exhibits.

(b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K:

     April 28, 1998; the Company disclosed that it had issued a press release on April 28, 1998 announcing that it had identified potential material adjustments to the Company's financial statements for the years ended September 30, 1996 and 1997 relating to one significant contract, and that as a result of the potential adjustment, its independent auditors had issued a letter notifying the Company that its auditors' reports on the Company's financial statements as of September 30, 1996 and 1997 and for each of the two years then ended, should no longer be relied upon.

     May 4, 1998; the Company disclosed that on April 28, 1998 its auditors, KPMG Peat Marwick LLP, informed the Audit Committee of the Company that it had resigned as the Company's independent auditors. The Company also disclosed that on April 28, 1998 KPMG Peat Marwick had withdrawn its auditors report on the Company's financial statements for the years ended September 30, 1996 and 1997.

     May 21, 1998; the Company disclosed that on May 20, 1998 it had engaged Grant Thornton LLP as its new independent auditors.


ALL OTHER ITEMS OMITTED ARE NOT APPLICABLE OR THE ANSWERS THERETO ARE NEGATIVE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NEMATRON CORPORATION

                             BY:

AUGUST 13, 1998              /S/ FRANK G. LOGAN, III
------------------------     -----------------------------------------------
DATE                         FRANK G. LOGAN, III, CEO
                             (DULY AUTHORIZED OFFICER)


AUGUST 13, 1998              /S/ DAVID P. GIENAPP
------------------------     -----------------------------------------------
DATE                         DAVID P. GIENAPP, EXECUTIVE VP-FINANCE
                             AND ADMINISTRATION  (CHIEF ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS


Exhibit Number              Description of Exhibit
--------------              ----------------------

  10.01         Agreement to Renew Line of Credit and Extend
                Maturity of Term Loan, between KeyBank National
                Association and Nematron Corporation, dated
                July 31, 1998

  11.00         Computation of Loss Per Share

  27.00         Financial Data Schedule