Form 10KSB
period 1998-09-30
NEMATRON CORP
filed 1998-12-29
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the fiscal year ended SEPTEMBER 30, 1998
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from_______to___________

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

                                 (734) 214-2000
                           (Issuer's telephone number)

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

         Issuer's revenues for its most recent fiscal year:  $16,829,334

         The aggregate market value of the voting stock held by non-affiliates as of December 21, 1998, computed by reference to the closing price of such stock on such date as quoted on the Nasdaq Stock Market National Market, was approximately $2,856,000. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 5% of the outstanding Common Stock are assumed to be affiliates.

    The number of shares outstanding of the issuer's Common Stock on December 21, 1997 was 5,353,316.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                           Part of Form 10-KSB Into
              Document                                Which the Document is Incorporated
Portions of Definitive Proxy Statement
for the 1999 Annual Meeting of Shareholders                        Part III
(the "1999 Proxy Statement")

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT [ ] Yes [X] No

================================================================================

                                     PART I
ITEM 1.  BUSINESS.

         This Business section contains forward looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed below and in "Management's Discussion and Analysis of Operations - Uncertainties Relating to Forward Looking Statements."

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

         The Company's principal executive offices are located at 5840 Interface Drive, Ann Arbor, Michigan, and its telephone number is (734) 214-2000.


         GENERAL

         Nematron designs, manufactures and markets factory automation products, including computer hardware and software products. Its industrial computers and terminals are called Industrial WorkstationsTM, which are "ruggedized" computers with built-in displays, keyboards or other forms of operator input. Industrial Workstations are used by operators in industrial processing and in factory floor environments to monitor and control machine and cell level operations. Nematron's software products, which have been sold under the trade names of OpenControl(TM), Hyperkernel(TM), Paragon(TM), FloPro(R), and PowerVIEW(TM), are sold to industrial users for operator interface, direct machine control and supervisory control, and its AutoNet(TM) software product is used in test and measurement environments.

         The primary focus of Industrial Workstations is on applications where the extremes of temperature, shock and vibration, high humidity, airborne contaminants and physical abuse or hard use require the use of equipment that has been specially designed to operate more reliably than commercial grade equivalents. The Company's industrial computer products are used in industrial manufacturing and process automation, specifically relating to operator-machine interface and direct machine control applications. The Company incorporates electronic technology and software in its Industrial Workstation products to satisfy a broad variety of customer applications. The applications may range from the replacement of traditional hardwired push buttons, lights and gauges that can be used with a single machine or local process, to advanced industrial computer-based systems that provide supervisory control, direct control and networking capabilities over a large number of machines.

         The Company has six main software products used in the industrial and factory automation workplace, all of which were developed by the Company or acquired. These products are marketed under the trade names OpenControl(TM), Hyperkernel(R), Paragon(TM), FloPro(R), PowerVIEW(R) and AutoNet(TM). Additionally, most of the Company's Industrial Workstations contain proprietary software embedded in the products as firmware which is not sold separately. All six shrink-wrap products can be run on Nematron's computers or those of most other manufacturers.

         The Company's OpenControl software product allows operators to leverage PC-based software packages, such as Windows NT and many popular Supervisory Control and Data Acquisition ("SCADA") and Man-Machine Interface ("MMI") programs. OpenControl allows the use of standard networking products and connectivity to the Internet or corporate-wide Intranet systems using a modular approach for open control architecture applications. Hyperkernel allows software developers to integrate highly deterministic real-time applications into the Microsoft's Windows NT operating system and enables devices such as robots, process controllers and motion control systems to be configured as application servers on any standard network system. The Company's Paragon software product is a SCADA package which regulates control and management of process information. Paragon was developed by Intec, which the Company acquired through a merger of Intec into the Company's wholly-owned NemaSoft subsidiary in March, 1997. The Company's FloPro software product is a flowchart programming and direct machine control software product developed by UAI, which the Company acquired through a merger of UAI into a wholly-owned subsidiary in September, 1995. The Company's PowerVIEW product, first released by the Company in 1996, is a powerful and comprehensive 32-bit Windows NT and Windows 95-based application development system for factory floor operator interface applications. The Company's AutoNet software product is a test and measurement server which allows for data acquisition and real time processing of data and for performing multiple functions at high speed while graphically displaying such real time information through a wide variety of configurable graphic instruments, trends and Cartesian plots. AutoNet was developed by Imagination, which the Company acquired by merger in March, 1995.

         The Company had six primary locations, three of which were closed subsequent to September 30, 1998.

         The Company's headquarters are in Ann Arbor, Michigan and employees located there are responsible for product development, administration, finance, accounting, personnel, computer manufacturing, customer service, corporate purchasing, corporate quality, corporate marketing, corporate-wide sales and international business development.

         The Company's software development and software manufacturing for its Nematron and NemaSoft products were conducted primarily at its Foxboro, Massachusetts and Virginia Beach, Virginia offices, although certain development activities were also performed at its Santa Clara, California and Hilliard, Ohio facilities. Subsequent to September 30, 1998, the Virginia, Ohio and California offices were closed, and all software development activities were transferred to Foxboro, Massachusetts. Software engineers and other employees located at this facility are responsible for software product development, enhancement, maintenance, and reproduction of shrink-wrapped software.

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



PRODUCTS, MARKET AND COMPETITION

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

         CHARACTER-BASED PLC WORKSTATIONS AND REMOTE MESSAGE UNIT PRODUCTS

         Character-based programmable logic controller ("PLC") workstations and remote message unit products economically replace as few as five electro-mechanical push buttons, while also providing message display and alarm annunciation functions. All products in this class include flat panel displays. The Company internally developed the proprietary software for the products in the lower price range of this class of product. Most of these products are used with small PLCs for simple machine control, such as packaging equipment and small fabricating machines. Products in this class range in price from less than $500 to $2,000.

         Most of the Company's competitors in this segment are small companies with limited resources and market share. A few competitors, such as Allen-Bradley and Eaton IDT, have substantially greater resources than the Company, and offer competitive products in the upper end of the price range.

         Sales of low-end products in each of 1998 and 1997 amounted to less than 10% of consolidated revenue. The Company expects a growth rate of approximately 5% in this market segment in the next year, largely because industry analysts project similar growth in the small PLC market. To participate in this growth, the Company plans to maintain a modest level of product development effort to enhance existing products.

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

         Sales of industrial graphics terminals and programmable operator interface products in each of 1998 and 1997, amounted to less than 10% of consolidated revenue. The Company expects a decrease of approximately 10% per year in this market segment due to the anticipated availability of more sophisticated technology at lower costs.

         INDUSTRIAL PC PRODUCTS AND INDUSTRIAL CONTROL COMPUTER PRODUCTS

         The 5000, 6000 and 7000 series of Industrial Control Computers ("ICCs") were designed and developed by the Company in 1995 and 1996. ICC-5/6/7000 products offer a Pentium 133, Pentium/MMX 200 MHz, Pentium/MMX 233 MHz or Pentium II 333 MHz processors. They are shipped with display options from 10.4" to 13.8" and a choice of motherboards featuring PCI/ISA bus architecture. The front panels of these units have integrated keypads and are rated UL Type 4 (watertight) construction. Each of these models is UL safety rated and is certified to the CE Mark. Many of the ICC products are also "bundled" with the Company's OpenControl and Paragon software products. These units range in price from $4,800 to $13,000, varying primarily on the choice of display and bundled software.

         The 500i, 600i and 700i series of Industrial Control Computers ("ICIs") were designed and developed by the Company in 1998. ICI-5/6/700 products offer Pentium 133, Pentium/MMX 200 MHz, or Pentium/MMX 233 MHz processors with an ISA passive backplane architecture. They are shipped with display options from 10.4" to 13.8" and have the same ratings as the ICC-5/6/7000 series. These units range in price from $4,800 to $10,000, varying primarily on the choice of display and bundled software.

         The FlexBox(TM) modular rack-mount or bench-top PC provides Intel 80X86 architecture with processors ranging from Pentium 133 to Pentium II 333 MHz processors. These computers are based on the same PCI/ISA motherboard technologies offered in the ICC-5/6/7000 series. These modular computers are often integrated into a system which includes the Nematron MON-500 product, a flat panel monitor with UL Type 4 front panel. FlexBox products range in price from $2,400 to $8,000 and the MON-500 ranges from $3400 to $4000 depending upon hardware and software options.

         Sales of these products in 1998 and 1997 amounted to 33% and 60%, respectively, of consolidated revenue. The Company expects that revenue from this product category will represent approximately 50% of revenues in fiscal 1999.

         Management believes that while operator interface products will eventually migrate to PC-based control and operator interface solutions that eliminate the PLC, the migration will not be complete for many years, and the market for industrial PC products will expand significantly. In response to this evaluation of the market, the Company will place substantial emphasis on further enhancements to Industrial PC and ICC products as cost effective replacements for existing, lower functionality, industrial workstations that complement, rather than replace, PLCs.

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


         COMPUTER HARDWARE PARTS AND SERVICE

         The Company maintains an inventory of spare parts and service stock and dedicates approximately 15 service technicians and support personnel whose functions include technical advice regarding product applications and service and repair of returned computer and other hardware. With the increasing number of units in service in the marketplace due to the products' wide acceptance and long life, the shipment of spare parts and performing repair service on out-of-warranty product continues to be a significant part of the business.



         SOFTWARE PRODUCTS

         The software products described below, all of which were acquired or developed by the Company since 1995, represent the cornerstone of the Company's shift in its strategic focus. Prior to 1995, the Company relied solely on sales of Industrial Workstation products. Since 1995 the Company's strategy has been to position itself as a high value-added provider of bundled industrial PC hardware and Microsoft operating system-based software solutions. With the acquisition of the following software products, plus the continued enhancement of existing products and the development of new software products, the Company is positioning itself to become a leading supplier of industrial automation software. The Company will attempt to use its software and proven reliable PC hardware to help drive the factory automation industry from PLC to PC based control due to the superior technical features of PC based control over PLC technology.

         The Company's six main software products are used in the industrial and factory automation workplace. Additionally, most of the hardware products discussed above contain proprietary software embedded in the products as firmware which is not sold as a separate product. All six shrink-wrap products may be run on Nematron's computers or on computers of most other manufacturers.

         Sales of software products, including associated support, training and maintenance agreements, amounted to 24% and 16% of the Company's consolidated revenue in 1998 and 1997, respectively. The Company expects that revenue from software products will represent approximately 25% of revenues in fiscal 1999.

         OPENCONTROL(TM)

         The Company's software product suite for open architecture, direct control of machines is called OpenControl(TM). OpenControl allows operators to leverage PC-based software packages, such as Windows NT and many popular Supervisory Control and Data Acquisition ("SCADA") and Man-Machine Interface ("MMI") programs, including the Company's proprietary Paragon SCADA product and its PowerVIEW MMI product. OpenControl allows the use of standard networking products and connectivity to the Internet or corporate-wide Intranet systems. OpenControl provides a modular approach for open control architecture applications. The product is comprised of a series of Visual Programming languages for control, the FloPro for Windows NT run-time control engine, and independent Device Network I/O servers. FloPro for Windows NT is OpenControl's run-time engine, and is a 32-bit version of the original field-proven FloPro technology described below. FloPro for Windows NT is several times faster than its DOS-based predecessor and is based on the Hyperkernel real-time Windows NT technology. A variety of device networks and legacy PLC I/O systems are supported.

         HYPERKERNEL(R)

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

         The technology provides true client/server capabilities for complex software applications. The Hyperkernel RTSS for the Windows NT operating system utilizes a sophisticated message-passing architecture for inter-process communications, which is the key difference between Hyperkernel and similar products developed to operate under DOS or Microsoft's Windows 3.1 operating systems.

         Traditionally, many developers have used custom or proprietary operating systems and tools to gain high-speed determinism in their application development work. This meant that developers were not able to leverage the extensive collection of tools and applications available for the desktop Windows/PC marketplace. With the Hyperkernel product, development in a mainstream operating system architecture is now practical.


         PARAGON(TM)

         The Company's SCADA software is called Paragon (TM). Paragon was developed by Intec, which the Company acquired through a merger in March 1997. Paragon is a software package which regulates the control and management of process information and delivers high performance and reliability in networked applications with a scaleable database design. The open modular design and dynamic connectivity of Paragon simplify the integration into enterprise-wide networks. Paragon supports seamless cross-platform communication among operating systems from Windows NT to Windows 95 and OS/2 on the same network.

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

         FLOPRO(R)

         The Company's soft logic software is called FloPro(R). FloPro is a flowchart programming system which executes from personal. FloPro is based upon the technology in Patent Number 4,852,047 "Continuous Flow Chart, Improved Data Format and Debugging System for Programming and Operation of Machines." The programming system is used to create, debug, document and execute control applications in an open architecture environment. Its open system architecture allows operators to interface it concurrently with many different input/output systems, motion controllers, message units and RF tag/bar code systems. FloPro simplifies machine control system development by allowing the use of multiple flowcharts, each one handling a relatively simple task, thus allowing for the concurrent development of applications by a team of control engineers. These flowcharts communicate with each other in a multi-tasking environment, which means that the control application is easy to create and understand. Additionally, FloPro is self-documenting in that it is a programming language based on the flowcharts; there is no need to translate the flowcharts to ladder logic. The use of FloPro and a PC replaces the need for PLCs and ladder logic for machine control applications. FloPro is in use at several General Motors Corporation manufacturing facilities. FloPro systems at GM's PowerTrain Group control several thousand machines used to manufacture engines and transmissions.

         FloPro competes with several products offered by companies of similar or smaller size than Nematron in the soft logic marketplace. The soft logic marketplace is an emerging market that is expected to grow significantly in the next several years as PCs and soft logic software programs replace PLCs and ladder logic software. Several of the Company's competitors license the technology upon which FloPro is based. The advantages of the FloPro product as compared to competing products is that the software is self-documenting, thus reducing programmer time; it costs less than many other products; it operates on open PC architecture; and it reduces plant down time through diagnostic messages and fast execution time.

         POWERVIEW(R)

         PowerVIEW is a 32-bit Windows-based application development and run-time system. The application development system serves as a single point of control for building graphical display panels and configuring hardware, I/O connections, process variables, alarms, messages and all other events associated with the operation of a machine. A high-speed run-time compliments the project manager portion of the system, but operates on a 32-bit real-time preemptive multi-tasking microkernel more naturally suited to high-speed, real-time process control. When the application project is downloaded to the run-time system and the workstation is plugged into a PLC or I/O network, it runs automatically and scans the I/O network at rates higher than other commercially available workstations, updating the screens and sending instructions to the PLC virtually instantaneously.

         PowerVIEW competes with other software product offerings from other companies, most notably Allen Bradley and Eaton IDT. However, the product is unique in that it runs on open architecture PC platforms and is a 32-bit Windows-based application development system and its run time executes from solid state memory.



         AUTONET(TM)

         The Company's test and measurement software is called AutoNet(TM), and is sold to commercial and industrial companies primarily for use in a test cell environment. AutoNet allows for data acquisition and real time processing of high-speed data while performing multiple functions. AutoNet graphically displays real time information through a wide variety of configurable graphic instruments, trends and Cartesian plots. AutoNet performs real-time mathematical, statistical and trigonometric calculations for control, test sequencing, filtering and batch management of data. It features color coded annunciation of alarm information, diagnostic files and automatic time stamps, and presents stored data in report, historical graphics or ad hoc queries.

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

         Approximately 40% of the Company's total revenues are to distributors, 20% to private-label accounts and 40% to direct sales accounts. The Company believes that it can increase its business as a result of increased marketing and sales efforts for its OpenControl, Hyperkernel and Paragon software products and its ICC hardware product lines. Additionally, with the significant enhancements planned for its PowerVIEW and AutoNet software products, the Company expects to introduce newer versions of these products for sale in 1999. The Company presently markets OpenControl heavily to the automotive manufacturing industry, and intends to expand that focus to other discrete and process industries in fiscal 1999. The Company also intends to increase its sales and marketing efforts for bundled hardware and software products.

         Three distributors accounted for 26% of the Company's total fiscal 1998 sales and two distributors accounted for 21% of the Company's total fiscal 1997 sales. These distributors resell products primarily to the automotive industry and machine tool builders. No other private label, direct customer, or distributor accounted for more than 5% of total Company sales in 1998 or 1997. The ICC product family accounted for approximately 33% of total fiscal 1998 revenues. No other single model or product family accounted for more than 15% of the Company's sales during 1998.

         The Company's distributors are typically companies with non-exclusive written agreements that purchase inventory and resell it to their customers. In addition, distributors typically provide customer training, application engineering, and support. The Company has approximately 85 domestic distributor branches and approximately 25 distributor branches in over 20 countries internationally. The Company has regional sales managers covering major geographic regions of the United States and Europe and several sales managers who concentrate on key accounts nationwide. These managers are located in the United States in Illinois, Massachusetts, Michigan, Ohio, Texas, Tennessee and Virginia, and in major business centers in the Netherlands and the United Kingdom. In addition, direct sales accounts and private label accounts are handled by both key account sales managers as well as corporate executive management.


MANUFACTURING AND SUPPLY

         The Company performs final assembly and testing for almost all hardware products. The assembly process encompasses the assembly of sheet metal parts, keyboards, displays, and electronic circuit boards into finished goods. In addition, the Company performs some cable manufacturing, a limited amount of circuit board assembly and wave soldering, and the repair and engineering prototype assembly of surface mount technology components used on various logic boards. The Company subcontracts the insertion and soldering of components on circuit boards, and the fabrication of sheet metal, keyboards and front panel bezels. The Company uses a number of independent firms for these subcontracted services and is not materially dependent upon any third party that performs these services. Selected models are built entirely to the Company's design by vendors and purchased as complete products.

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

         Some components used in the Company's products are currently purchased from single or limited sources of supply. The Company believes that the loss of one or more suppliers would not have a material long-term impact on its operations but could cause some production delays. The Company experienced such production delays in

1998 when the Company became delinquent on certain suppliers' trade notes payable, and as a result, the supplier refused to ship component parts to the Company, even on a COD basis.


PRODUCT DEVELOPMENT

         The Company maintains an active product development program and continues to supplement existing research and development capabilities through active recruiting of technical personnel and development of proprietary technology.

         The Company currently has a product development staff of approximately 20 professionals, including electrical and electronic design engineers, mechanical design engineers, software design engineers, product managers, application engineers and directly associated staff members involved in technical documentation and product support. The Company also employs the services of unrelated contract engineering companies on an as-needed basis. The Company employs a separate group which is responsible for assuring the long term quality and reliability of the Company's products. Within this quality assurance group are quality, test, manufacturing and reliability engineers. Software development activities are concentrated in the Foxboro, Massachusetts. Prior to September 30, 1998, development was also performed in offices in Virginia Beach, Virginia, Santa Clara, California and Hilliard, Ohio. Hardware development and quality activities testing and control are concentrated in Ann Arbor, Michigan.

         The Company emphasizes product development and quality and the employment of highly skilled and motivated individuals in the product development and quality assurance areas. Management believes that its product development staff is an important factor in the Company's ability to compete in the markets in which its products are sold. During the fiscal years 1998 and 1997, the Company expended approximately $4,200,000 and $4,600,000, respectively, for direct hardware and software product development and product design quality, including those costs capitalized under Statement of Financial Accounting Standards No. 86. All of such costs were sponsored by the Company. These amounts represented 25% and 22% of total revenues in fiscal 1998 and 1997, respectively.


INTELLECTUAL PROPERTY

         The Company's FloPro software product, which is sold as a separate product but is also the underlying technology incorporated into the Company's OpenControl product, is based upon the technology specified in a patent for continuous flow chart, improved data formatting and a debugging system for programming and operations of machines. This patent was issued in 1989 as a 17 year patent. The Company also was issued a patent in 1997 for a chassis locking mechanism used on its Industrial Control Computer and certain other products. The Company has no patents on other hardware products or computer designs. The Company filed a patent application for its Hyperkernel real-time extension to Windows NT during fiscal 1996. The Company has an active technology committee to review trademark and patent potential on an ongoing basis.

         In addition to trademarks on the trade names under which the Company does or did business, including Nematron(R), NemaSoft(R), Imagination Systems and Universal Automation, the Company also owns trademarks on certain of its products, including Industrial Workstation(TM), ToolBox(R), ToolBox Plus(TM), OpenControl(TM), Hyperkernel(R), Paragon(TM), FloPro(R), AutoNet(TM) and PowerVIEW(R).

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

EMPLOYEES

         The Company currently employs approximately 90 full time employees, including over 60 in Ann Arbor, Michigan, 12 in Foxboro, Massachusetts, 6 in the United Kingdom, and 10 at other locations. None of the Company's employees are represented by a collective bargaining unit, and the Company believes its employee relations to be good.


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


ITEM 2.  PROPERTIES.

         The Company's headquarters and principal manufacturing facilities are located in Ann Arbor, Michigan in a two-story building containing a total of approximately 51,200 square feet of space. Of this space, approximately 6,400 square feet remain unfinished and available for future office or assembly expansion. This facility, located on approximately five acres of land, has been designed such that further expansion of up to 20,000 square feet may be accommodated. The Ann Arbor facility was designed and built to the Company's specifications and is Company owned, subject to mortgages by its bank lenders. The mortgage loan payable to Chelsea State Bank is in the principal amount of approximately $1,999,000 at September 30, 1998, bears interest at 9.5% per annum and is payable in monthly installments of $29,900 through September 2001, at which time the remaining balance of $1,491,000 is due.

         The Company's Foxboro, Massachusetts's facility consists of approximately 3,200 square feet of leased space in a three-story office building. Leasehold improvements consist of certain changes for specific office, service, and storage requirements according to the Company's needs. The operating lease for this facility is non-cancelable through August, 1999.

         The Company's European facilities are located in Chichester, United Kingdom, and consist of approximately 5,000 square feet of leased space in a 20,000 square foot office complex. Leasehold improvements consist of certain changes for specific office, service, and warehouse requirements according to the Company's needs. The operating lease for this facility is non-cancelable through December 1998, at which time the Company will move into a 2,000 square foot leased facility in a multi-tenant building in Portsmouth, United Kingdom under a non-cancelable operating lease through December 2001.

         The Company believes that all of its facilities are adequate for its present and anticipated operations.


ITEM 3.  LEGAL PROCEEDINGS.

         Except as described below, the Company is not involved in any legal proceedings other than routine, non-material litigation incidental to the business.

         Following the Company's announcement of potential material adjustments to its financial statements for the years ended September 30, 1996 and 1997 relating to the accounting treatment of one of the Company's contracts, a complaint captioned Levine v. Nematron Corporation et. al., Case No. 98 CIV 3309, was filed on or about May 8, 1998 in the District Court for the Southern District of New York. This lawsuit names as defendants the Company, certain of its officers and directors, its former independent auditor and the underwriter for the Company's June 5, 1996 public offering of Common Stock. Plaintiff seeks to represent a class of shareholders who purchased the Company's Common Stock from January 31, 1996 through April 28, 1998. Plaintiff filed an amended complaint in October 1998. The amended complaint claims violations of securities laws and common law based on allegations that defendants made untrue statements of material facts and that they omitted material facts necessary in order to make the statements not misleading. The complaint seeks unspecified damages and costs. In December 1998, the case was transferred to the United States District Court for the Eastern District of Michigan. Management believes that the outcome of this case will not have a material adverse effect on the Company.

         On October 14, 1998, a former employee filed a complaint in the District Court in Virginia against the Company alleging that she was terminated illegally and in retaliation for her complaints regarding sexual harassment in the workplace. Plaintiff seeks damages of $500,000. The same plaintiff had filed an EEOC complaint in May 1998 alleging improper dismissal relating to sexual harassment, and the EEOC complaint was denied in June 1998. Management believes that the outcome of this case will not have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the Nasdaq Stock Market National Market (the "National Market") and trades under the symbol NEMA. The following table sets forth, for the periods indicated, the closing price on the National Market. Trading of the Company's Common Stock was suspended on April 28, 1998 following the Company's announcement that it had identified potential material adjustments to the Company's financial statements for the years ended September 30, 1996 and 1997 announcement that its former auditors had withdrawn their opinions on such financial statements. Following the Company's filing of its amended Forms 10-KSB/A-2 for the years ended September 30, 1997 and 1998, trading was resumed on August 3, 1998. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                     Fiscal 1997             High              Low
                     -----------             ----              ---
                    First Quarter            $8.63             $4.88
                    Second Quarter           $7.38             $5.13
                    Third Quarter            $6.75             $5.00
                    Fourth Quarter           $8.75             $6.13

                     Fiscal 1998             High              Low
                     -----------             ----              ---
                    First Quarter            $8.00             $4.00
                    Second Quarter           $6.50             $4.12
                    Third Quarter            $6.62             $5.50
                    Fourth Quarter           $4.00             $1.09

         There are approximately 900 holders of record of the Company's Common Stock as of December 21, 1998.

         The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Certain Company bank financing covenants prohibit the payment of dividends. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

         The following discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities and Exchange Act of 1934, as amended, with respect to expectations for future periods which are subject to various uncertainties explained herein and in "Management's Discussion and Analysis of Operations - Uncertainties Relating to Forward Looking Statements."

Overview

         Management's operating strategy is to incorporate software products developed internally and those software products obtained through its acquisitions of other entities into the Company's product offerings and to vertically integrate its product offerings to include both hardware and software products related to industrial automation. The Company's marketing and sales efforts to existing and new customers include stand-alone computers, software products and bundled products. The Company intends to continue its shift of business away from dominance by computer hardware sales, and will pursue the development of new software products and the enhancement of existing software products. Additionally, the Company has identified new markets for both hardware and software products, and will pursue new business from customers which offer the greatest likelihood of large unit volume. Management anticipates significant growth in the industrial software marketplace and intends, through concentrated development and aggressive marketing and sales efforts, to capture an increasing percentage of that market.

Fiscal 1998 Compared to Fiscal 1997

         Net revenues were $16,829,000 in fiscal 1998 compared to $20,875,000 in fiscal 1997. This represents a decrease of $4,046,000, or 19.4%, compared to fiscal 1997. Software revenues increased to 23.9% of total sales in fiscal 1998 versus 16.3% in fiscal 1997, reflecting a full year of Paragon sales in 1998 compared to six months of sales of the Paragon software product after Intec was acquired in March 1997. The decrease in sales of Industrial Workstations and related parts and service as a percentage of total fiscal 1998 revenues resulted primarily from the expiration at the end of fiscal 1997 of significant contracts with a major customer. Additionally, when the Company experienced financial difficulty in the third and fourth quarters of fiscal 1998, the customer order rate decreased due to shipment uncertainty. Also, the Company was unable to secure component parts for subsequent assembly into finished product due to the lack of cash and available financing.

         Foreign revenues decreased in fiscal 1998 by $759,000, or 12.7%, from foreign revenues in fiscal 1997, due to a combination of higher software sales but lower hardware sales due to the change in focus of the sales staff in Europe. Domestic revenues decreased in fiscal 1998 by $3,287,000, or 22.1%, compared to domestic revenues in fiscal 1997. This decrease is due primarily to fewer sales personnel, the expiration of major a major contract in 1997 that was not replaced in 1998, reluctance of customers to place orders in the third and fourth quarters of fiscal 1998 and the lack of available cash or credit with which to purchase component parts during that time.

         Management expects that the working capital provided by the proceeds from the issuance of $1 million of convertible promissory notes in December 1998, the additional private placement currently underway, borrowings under the bank credit facility and borrowings under an additional credit facility from a finance company entered into in December 1998 will permit the Company to purchase the component parts needed to return the Company to more customary production levels for the remainder of fiscal 1999. Also, assuming the Company is able to fill the existing backlog and that the current order rate continues, management expects that sales will increase in fiscal 1999 over 1998. Additionally, management expects that sales will increase due to the recent positive market response to the Company's Paragon and OpenControl software products and to its ICC hardware products. If resources are available, the Company intends to increase its marketing and sales efforts by hiring and training new sales personnel in certain major metropolitan and industrial areas, expanding its selling efforts in Europe and strengthening its sales management. The Company's expectation of revenue growth in fiscal 1999 is also based on the belief that the products introduced in the last several years and products planned for release in fiscal 1999 are and will continue to be technologically more advanced than certain comparably priced competing products, and also on the expectation that the expansion of the Company's product line will result in the addition of new distributors and partnership arrangements.

         The Company's actual results of operations for fiscal 1999, however, cannot be predicted with certainty and are subject to a number of risks. For example, the Company may not close on its second traunch of a private placement, or the amount of capital raised may not be sufficient to provide the Company adequate working capital to sustain operations. Additionally, contracts may be canceled or current purchase orders rescinded, the marketplace may not respond favorably to the Company's marketing and sales efforts, the Company may be unable to attract and retain qualified sales staff and management, latent technological deficiencies in the new products may reduce demand for the products, the anticipated interest of new distributors in the Company's products may not materialize, and technological advances by competing companies and competing products may reduce demand for the Company's products. The occurrence of any of these events could result in the Company's net revenues growing at a reduced rate or declining.

         Cost of revenues include costs related to raw materials and component parts, direct labor, overhead, amortization of capitalized software costs, provisions for warranty costs on products sold and provisions for excess and obsolete inventory. There were no material changes in costs of raw materials, direct labor or overhead as a percentage of total revenue. However, during fiscal 1998, the Company provided significant reserves for obsolete materials related to certain discontinued Industrial Workstation models. As a consequence of restricted cash resources and the price competition causing decreasing margins on certain older products, together with the success of ICC product models marketed to the automotive and machine tool industries, the Company determined in the fourth quarter of fiscal 1998 to discontinue certain families of products. Additionally, during the fourth quarter of fiscal 1998 the Company determined to concentrate future sales efforts on current models and future models of ICC products. Provisions for excess and obsolete inventory totaled approximately $1.3 million, including approximately $1,000,000 recorded in the fourth quarter of fiscal 1998. Absent the special provision for inventory obsolescence in fiscal 1998 and the special charges to cost of revenues recorded in fiscal 1997, the cost of sales as a percentage of total revenues was 62.5% in fiscal 1998, compared to 61.8% in fiscal 1997.

         Product development expenses increased in fiscal 1998 by 2.1%, over the fiscal 1997 level, primarily due to the development efforts on software products. Product development expenses, which are a function of new product research and development and existing product enhancement efforts, are expected to remain relatively constant in fiscal 1999 compared to fiscal 1998. The actual level of product development expense for fiscal 1999 is subject to various uncertainties, including the ability of the Company to attract and/or retain qualified persons to perform the planned activities. In addition, it is possible that research and development efforts could proceed differently than anticipated or the Company may be required to expense, rather than to capitalize, the costs related to such efforts.

         Selling, general and administrative expenses in fiscal 1998 increased by $1,164,000, or 12.4%, over the fiscal 1997 level, due principally to the effect of including the costs and expenses of the former Intec personnel and other costs for a full year in fiscal 1998. Additionally, significant sales and support efforts were expended to secure and support a large General Motors contract under which ICC products will be supplied beginning in fiscal 1999. The rate of increase in selling, general and administrative expenses in fiscal 1999 is expected to be less than in fiscal 1998 due to scheduled increases in marketing activities and planned increases in sales staff levels and in sales activities, offset by reductions in fixed costs, administrative personnel and other discretionary costs which have been completed in the first quarter of fiscal 1999. The actual rate of growth is subject to various uncertainties, however. These include difficulties in attracting and retaining qualified personnel as planned, the ability of management to effect operational improvement and the potential need to curtail planned marketing and sales efforts and other activities if cash resources are not available.

         Other operating expenses in fiscal 1998 included a write down of purchased intangible assets, including goodwill, totaling $1,320,000 and a provision of $350,000 for payroll and other costs related to the shutting down of three satellite offices in October and November 1998. Certain intangible assets were acquired by the Company in the Intec merger in March 1997; in the fourth quarter, due to personnel changes and changes in software development and operating and marketing strategies, certain intangible assets, including associated goodwill, were written down to net realizable value.

         Sundry expense in fiscal 1998 was $17,000 compared to sundry income of $104,000 in fiscal 1997. The decrease in sundry income (expense) is due to the results from investing available funds in early fiscal 1997. In fiscal 1998, the Company also recognized a loss of $55,000 on the disposal of property and equipment.

         Interest expense in fiscal 1998 increased by $373,000 due to high average borrowing levels in fiscal 1998 than in fiscal 1997. The borrowing levels were higher due to the capital leases entered into in fiscal 1998, as well as the use of the bank line of credit to fund cash operating losses during fiscal 1998.


Year 2000 Issue

         The Year 2000 Issue ("Y2K") is the result of certain computer programs being written using two digits rather than four digits to define the applicable year. Computer systems with a Y2K problem will be unable to interpret dates beyond the years 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company began to assess its Y2K readiness and adopted a three-phase program for Y2K information systems compliance. Phase I is the identification of systems and products with which the Company has exposures to Y2K issues. Phase II encompasses the development and implementation of action plans to be Y2K compliant in all areas by mid-1999. Phase III includes final testing of each major area of exposure to ensure compliance. The Company has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications; (2) software products currently sold; (3) third-party relationships and 4) non-information technology areas such as security, telephone systems and climate control systems.

         The Company is finishing Phase I of its program. The Company has contacted all significant software suppliers and, due to recent implementation of its major financial and operational software, believes that its financial and operational software is Y2K compliant. The Company has also reviewed for Y2K compliance its hardware and software products, including the firmware imbedded in certain hardware products, marketed and sold to third parties. The Company has used its employee engineers and others in its review and testing procedures.

         The Company has identified one older software product, used for monitoring and testing in a test cell environment (not related to machine control) which needs to be modified to correct a Y2K problem. The Company estimates that the cost to modify the product is approximately $50,000, all of which relates to the salary and benefits of software development employees of the Company, none of which has been expended to date. The Company intends to fix this Y2K issue and notify its customers when a solution is available. The Company intends to supply its customers with the Y2K compliant software without charge. The Company intends to fund the costs of this effort out of operating funds in fiscal 1999. If the product cannot be remedied in a cost efficient manner, the Company may determine to cease marketing and production of the product; such action, however, is not expected to have a material adverse effect on the Company's results of operations.

         The Company has relationships with, and is to varying degrees dependent upon, various third parties that provide funds, information, goods and services to the Company. These include the Company's bank lender, utility providers, stock transfer agent, and suppliers of components. The Company is attempting, through informal contacts, to assess the compliance of these third parties. While not all parties have informed the Company as to their status, the most significant of these third parties have represented that their systems and products are Y2K compliant. The Company will continue with this assessment in fiscal 1999. The Y2K compliance of the systems of these third parties is outside the Company's control and there can be no assurance that any of these third parties will not experience a systems failure due to Y2K.

         Because the Company expects that the systems within its control will be Y2K compliant before the end of 1999, the Company believes that the most reasonably likely worst case scenario is a compliance failure by one or more of the third parties described above. Such a failure would likely have an effect on the Company's business, financial condition and results of operations. The magnitude of that effect, however, cannot be quantified at this time because of variables such as the type and importance of the third party, the possible effect on the Company's operations and the Company's ability to respond. Thus, there can be no assurance that there will not be a material adverse effect on the Company if such third parties do not remediate their systems in a timely manner and in a way that is compatible with the Company's systems.

         As a result, the Company will develop contingency plans that assume some estimated level of noncompliance by, or business disruption to, these third parties. The Company intends to have contingency plans developed by the end of its third quarter of fiscal 1999 for third parties determined to be at high risk of noncompliance or business disruption or whose noncompliance or disruption, while not high risk, is considered likely to materially affect the Company. The contingency plans will be developed on a case-by-case basis, and may include plans for switching to Y2K compliant suppliers, Judgments regarding contingency plans are subject to many uncertainties and there can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance or that its contingency plans will be sufficient to mitigate the impact of any noncompliance. Some material adverse effect to the Company may result despite such contingency plans.

         To date, the Company has not expended any incremental costs to remediate Y2K problems, in that all efforts have been expended by existing engineering and application support and other personnel These costs have been expensed as incurred in fiscal 1998. The Company estimates total Y2K remediation costs at $75,000 incrementally over the next four quarters. Estimates of time, cost and risks are based on currently available information. Developments that could affect estimates include, without limitation, the availability of trained personnel, the ability to locate and correct all noncompliant systems, cooperation and remediation success of third parties material to the Company, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or third parties.


New Accounting Pronouncements

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

         On October 27, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 is effective for fiscal years commencing after

December 15, 1997, and is not expected to impact the Company's financial position or results of operations. The Company will comply with the requirements of SOP 97-2 in fiscal year 1999.

Liquidity and Capital Resources

         In August, 1998, the Company recruited Mr. Mathew S. Galvez to assist the Company in its efforts to stem the significant ongoing losses being suffered by the Company. At the direction of the Board of Directors, Mr. Galvez entertained discussions to sell the Company as well as to take on additional investors and financing.

         By the end of October, 1998, the Company was overadvanced on its revolving credit facility, and was facing imminent foreclosure by the Company's lenders. In early November 1998, after unsuccessful attempts to sell the business or solicit working capital through other means, and when the Company was faced with imminent closing of its business, the Company negotiated an arrangement with a group of creditors that provided essential working capital to prevent a complete closedown of the Company. The proposal was submitted to the bank, and percipiteated a forbearance agreement from the Company's bank. Following receipt of support from the bank, the management and Board of Directors agreed to support the arrangement as an offer of last resort. It was the opinion of management and the Board of Directors that keeping the Company as an ongoing entity, even if the existing shareholder's interests were materially diluted, was a much better result than shutting down the business and risking losing existing business with its significant customers, new business, the loss of its management and employees, and other detrimental effects associated with a shut-down.

         The arrangement with the new investors called for the issuance of convertible notes expiring March 31, 1999, in the aggregate of $1 million, with the notes being convertible into options to acquire the Company's common stock at $.25 per share. In addition, the investors were given the option to contribute an additional $3 million in cash in exchange for convertible notes also excersizable for options to purchase shares at $.25 per share. The noteholders option to contribute the $3 million in exchange for convertible notes expires January 31, 1999.

         The Company is party to a bank line of credit which permits borrowing up to $5,000,000, subject to an availability formula based upon a percentage of eligible accounts receivable and inventory. At September 30, 1998, approximately $3.5 million was outstanding on the line, including a $900,000 overadvance which the bank agreed to permit until October 31, 1998 in connection with the extension of the expiration date of the line of credit to the same date. The expiration date was subsequently extended to January 31, 1999. As of December 21, 1998, the amount outstanding was reduced to $2.2 million, and the amount available under the formula was $.9 million. Amounts borrowed under the facility bear interest at prime plus 2.0% (10.25% effective rate at December 21, 1998). Prior to the expiration of the line of credit on January 31, 1999, the Company plans to negotiate an extension of the expiration date of the line of credit. Although management believes that by January 31, 1999 the receivable and inventory levels, upon which the borrowing base is calculated, will increase, and the amount of over-advance from the bank will decrease, there can be no assurance that the credit line will be extended. Consequently, if negotiations to extend the credit line fail, management will seek financing from other financing sources, which may not materialize, or if such sources are available, the cost of such arrangement may be significantly higher than the current bank agreement.

         As discussed above, on December 1, 1998, the Company closed on a private placement of $1 million of convertible promissory notes. The notes bear interest at 7% and are due on March 31, 1999. The notes are payable with and convertible into the Company's common stock (subject to shareholder approval) valued at $.25 per share and grant the note holders options to acquire additional convertible promissory notes in the amount of $3 million through January 31, 1999. Shareholder approval is also required for the conversion of the option shares. Management believes that the options will be exercised and an additional $3 million in funding will be received prior to the option expiration date. The board intends to call a meeting of the shareholders prior to the expiration of the option on March 31, 1999 and seek to obtain shareholder approval for the issuance of the shares pursuant to the convertible promissory notes and the option agreement. See Note 2 to the Consolidated Financial Statements.

         The Company also successfully negotiated the conversion of $1.7 million of trade accounts payable into short-term trade notes payable. Although the Company was delinquent on the terms of these notes at September 30, 1998, the Company has paid or received extensions of all past due payments as of December 18, 1998.

         In order for the Company to have sufficient short-term liquidity to continue operations for the remainder of fiscal 1999, the line of credit must be renewed or replaced, the Company must receive the proceeds from the additional convertible promissory notes described above and the Company must be able to pay the principal and interest under all of its convertible notes with Common Stock on March 31, 1999. If the Company is not successful in accomplishing these goals, the Company would be forced to curtail its operations and either sell the Company to a third party or seek protection under federal bankruptcy laws.


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

         Factors that could cause future results to differ from these expectations include the failure of the bank renew its line of credit agreement when borrowings thereunder become due, the inability of the Company to pay the principal and interest of the convertible promissory notes with Common Stock at the March 31, 1999 maturity date, the failure of the Company to receive the proceeds of the additional $3 million of convertible promissory notes described above, the decline of economic conditions in general and conditions in the automotive manufacturing industry in particular, a reduction in demand for the Company's products and services, the inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, reductions in product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures which result in materially reduced selling prices for the Company's products, raw material price increases, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, the inability to attract or retain sales and/or engineering talent, changes in customer requirements, unexpected Y2K issues in the Company's products or systems and evolving industry standards.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1) of the separate financial section which follows this report, and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the Company's 1999 Proxy Statement under the captions "Election of Directors," "Board of Directors Meetings and Committees" and "Executive Officers."

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's 1999 Proxy Statement under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the Company's 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions."

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

         Exhibit
         Number                       Description of Exhibit
          4.18 Form of Convertible Promissory Note dated as of December 1, 1998, with option to noteholder to purchase additional convertible promissory note
          4.19 Form of Convertible Promissory Note dated as of December 1, 1998, with option to noteholder to purchase additional convertible promissory note
         10.01        Nematron Corporation Restricted Stock Plan, filed as
                      Exhibit 10.01 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1993 and incorporated herein by reference.
         10.02 Nematron Corporation 1993 Stock Option Plan, as amended, filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.
         10.03        Nematron Corporation 1993 Directors Option Plan filed as
                      Exhibit 10.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.
         10.04 Nematron 401(k) Plan filed as Exhibit 10.04 to the Registrant's Form 10-KSB for the year ended September 30, 1997 and incorporated herein by reference
         10.06 Employment and Non-Competition Agreement, dated as of March 31, 1997, between NemaSoft, Inc. and Thomas Kraus filed as Exhibit 10.4 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference.
         10.07 Non-Competition Agreement dated as of March 2, 1995 between the Registrant and Frank G. Logan, III, filed as
                      Exhibit 99(a) to the Registrant's Form 8-K dated as of March 3, 1995 and incorporated herein by reference.
         10.08 Employment and Non-Competition Agreement, dated as of June 18, 1997, between Imagination Systems, Inc. and Michael Shapiro filed as Exhibit 2.1 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1997 and incorporated herein by reference.
         (b) The Company was not required to and did not file any current report on Form 8-K during the fourth quarter of the Company's fiscal year ended September 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEMATRON CORPORATION

By:        /s/ Matthew S. Galvez                      Dated:  December 22, 1997
         ------------------------------------                 -----------------
         Matthew S. Galvez, President and COO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         Signature                                    Title                             Date

  /s/ Matthew S. Galvez              President, COO and a Director                 December 22, 1998
-----------------------------------  (Principal Executive and Financial Officer)   -----------------
Matthew S. Galvez

  /s/ David P. Gienapp               Vice President - Finance and Administration   December 22, 1998
-----------------------------------  (Principal Accounting Officer) and Secretary  -----------------
David P. Gienapp

  /s/ Hugo E. Braun                  Director                                      December 22, 1998
-----------------------------------                                                -----------------
Hugo E. Braun

  /s/ Joseph J. Fitzsimmons          Chairman of the Board and a Director          December 22, 1998
-----------------------------------                                                -----------------
Joseph J. Fitzsimmons

  /s/ Garnel F. Graber               Director                                      December 22, 1998
-----------------------------------                                                -----------------
Garnel F. Graber

  /s/ Michael L. Hershey             Director                                      December 22, 1998
-----------------------------------                                                -----------------
Michael L. Hershey

-----------------------------------  Director                                      December 22, 1998
Stephen E. Globus                                                                  -----------------

-----------------------------------  Director                                      December 22, 1998
James A. Nichols                                                                   -----------------

                      NEMATRON CORPORATION AND SUBSIDIARIES

                                Table of Contents



                                                                           Page

Report of Independent Certified Public Accountants                          2

Consolidated Balance Sheet as of September 30, 1998                         3

Consolidated Statements of Operations for the years ended
     September 30, 1997 and 1998                                            4

Consolidated Statements of Stockholders' Equity for the years ended
     September 30, 1997 and 1998                                            5

Consolidated Statements of Cash Flows for the years ended
     September 30, 1997 and 1998                                            6

Notes to Consolidated Financial Statements                                  7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



THE BOARD OF DIRECTORS
Nematron Corporation:

We have audited the accompanying consolidated balance sheet of Nematron Corporation and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nematron Corporation and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the years ended September 30, 1997 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced cash flow difficulties and is in default of its loan agreements with its primary lenders. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




 /s/ Grant Thornton LLP

December 4, 1998
Detroit, Michigan

                      NEMATRON CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1998

                             Assets (Notes 8 and 10)
                             -----------------------

Current assets:
    Cash and cash equivalents                                                                              $     357,724
    Accounts receivable, net of allowance for doubtful accounts of $381,000                                    2,514,741
    Inventories (Note 7)                                                                                       2,103,434
    Prepaid expenses and other current assets                                                                    295,321
                                                                                                           -------------
                  Total current assets                                                                         5,271,220

Property and equipment:
    Land                                                                                                         117,000
    Building and improvements                                                                                  2,287,970
    Equipment                                                                                                  6,694,705
                                                                                                           -------------
                                                                                                               9,099,675
Less accumulated depreciation                                                                                 (5,475,815)
                  Net property and equipment                                                                -------------
                                                                                                                3,623,860

Other assets:
    Software and related development costs, net of accumulated                                                 3,942,695
         amortization of $2,314,845 (Notes 3, 4 and 5)
    Other intangible assets, net of accumulated amortization of $2,165,775 (Notes 3, 4 and 5)                  1,002,225
                                                                                                           -------------
                  Net other assets                                                                             4,944,920
                                                                                                           -------------

                  Total assets                                                                               $13,840,000
                                                                                                           =============

                           Liabilities and Stockholders' Equity
                           ------------------------------------

Current liabilities:
    Note payable to bank (Note 8)                                                                          $   3,514,000
    Accounts payable                                                                                           1,414,417
    Trade notes payable (Note 9)                                                                               1,545,956
    Other accrued liabilities                                                                                  1,866,366
    Current maturities of long-term debt (Note 10)                                                             1,832,791
                                                                                                           -------------
                  Total current liabilities                                                                   10,173,530

Long-term debt, less current maturities (Note 10)                                                              2,084,346
Deferred tax liability (Note 11)                                                                                 189,000
                                                                                                           -------------

                  Total liabilities                                                                           12,446,876

Commitments and contingencies (Note 14)                                                                               -

Stockholders' equity:
    Common stock, no par value; 15,000,000 shares authorized, 5,353,316 shares
       issued and outstanding (Notes 2, 12 and 13)                                                            21,664,809
    Foreign currency translation adjustment                                                                       (6,080)
    Accumulated deficit                                                                                      (20,265,605)
                                                                                                           -------------
                  Total stockholders' equity                                                                   1,393,124
                                                                                                           -------------
                  Total liabilities and stockholders' equity                                                 $13,840,000
                                                                                                           =============




          See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the years ended September 30, 1997 and 1998

                                                                                          1997               1998
                                                                                     --------------      -------------

Net revenues                                                                         $   20,875,397      $  16,829,334
Cost of revenues (Note 5)
                                                                                         17,668,774         11,512,950
                                                                                     --------------      -------------
                  Gross profit                                                            3,206,623          5,316,384

Operating expenses:
    Product development costs                                                             2,151,698          2,196,390
    Selling, general, and administrative expenses                                         9,357,460         10,521,663
    Other charges (Note 5)                                                                  727,582          1,669,698
    Write-off of in-process research and development costs relating to the
       Intec Controls Corp. acquisition (Note 4)                                          1,655,000                -
    Write-off of in-process research and development costs relating to the
       Virtual-Time Software, Inc., acquisition (Note 4)                                    400,000                -
                                                                                     --------------      -------------

                  Total operating expenses                                               14,291,740         14,387,751
                                                                                     --------------      -------------

Operating loss                                                                          (11,085,117)        (9,071,367)
                                                                                     --------------      -------------

Other income (expense):
    Interest expense                                                                       (361,894)          (735,256)
    Foreign currency gain (loss)                                                           (155,027)             2,900
    Sundry income (expense), net                                                            103,659            (17,105)
                                                                                     --------------      -------------

                  Total other expense                                                      (413,262)          (749,461)
                                                                                     --------------      -------------

Loss before income taxes                                                                (11,498,379)        (9,820,828)

Income taxes (tax benefit) (Note 11)                                                              -           (811,000)
                                                                                     --------------      -------------

                  Net loss                                                           $  (11,498,379)     $  (9,009,828)
                                                                                     ==============      =============

Loss per share - basic                                                               $       (2.33)      $      (1.69)
                                                                                     ==============      =============

Weighted average shares outstanding - basic                                           4,933,939            5,345,889
                                                                                      =========            =========



          See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the years ended September 30, 1997 and 1998

                                                                                             Retained
                                                Common Stock                Foreign          Earnings
                                         ---------------------------        Currency      (Accumulated
                                           Shares           Amount         Translation       Deficit)             Total
                                         ---------       -----------       -----------    --------------      ------------

 Balance, October 1, 1996                4,558,248       $17,572,814       $   (85,518)   $      242,602      $ 17,729,898

 Net loss for the year ended
    September 30, 1997                                                                       (11,498,379)      (11,498,379)
 Foreign currency translation
    adjustment                                                                  77,947                              77,947
 Shares issued pursuant to merger
    with Intec Controls Corp.              587,594         3,305,205                                             3,305,205
    (Note 4)
 Shares issued pursuant to merger
    with Virtual-Time Software,
    Inc.                                    67,301           403,806                                               403,806
    (Note 4)
 Exercise of options, net of
    13,083 shares redeemed                  72,148           136,667                                               136,667
 Exercise of warrants                       44,647           170,921                                               170,921
                                         ---------       -----------       -----------    --------------      ------------

 Balance, September 30, 1997             5,329,938        21,589,413            (7,571)      (11,255,777)       10,326,065

 Net loss for the year ended
    September 30, 1998                                                                        (9,009,828)       (9,009,828)
 Foreign currency translation
    adjustment                                                                   1,491                               1,491
 Exercise of options, net of 850
    shares redeemed                         11,050            27,250                                                27,250
 Exercise of warrants                       12,328            48,146                                                48,146
                                         ---------       -----------       -----------    --------------      ------------

Balance, September 30, 1998              5,353,316       $21,664,809       $    (6,080)   $  (20,265,605)     $  1,393,124
                                         =========       ===========       ============   ==============      ============



          See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the years ended September 30, 1997 and 1998

                                                                                              1997                 1998
                                                                                        --------------        --------------
Cash flows from operating activities:
    Net loss                                                                            $  (11,498,379)       $   (9,009,828)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         6,179,918             3,944,397
       Write-off of in-process research and development costs (Note 4)                       2,055,000                     -
       Loss on disposal of property and equipment                                                    -                54,711
       Deferred income tax benefit                                                                   -              (811,000)
       Debt retirement expense                                                                 122,340                   -
       Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                                2,535,869             1,690,456
          Inventories                                                                          143,617             2,295,992
          Prepaid expenses and other current assets                                            248,403               233,150
          Accounts payable                                                                    (157,326)            1,490,242
          Other accrued liabilities                                                           (224,832)               48,228
                                                                                        --------------        --------------
                  Net cash used in operating activities                                       (595,390)              (63,652)
                                                                                        --------------        --------------

Cash flows from investing activities:
    Acquisition of Intec Controls Corp. (Note 4)                                               281,058                     -
    Acquisition of Virtual-Time Software, Inc., net of $6,327 cash acquired
       (Note 4)                                                                                (93,673)                    -
    Additions to capitalized software development costs and other intangible
       assets                                                                               (2,512,111)           (2,017,384)
    Additions to property and equipment                                                       (827,861)             (271,067)
    Proceeds from sale of property and equipment                                                     -                60,921
                                                                                        --------------        --------------
                  Net cash used in investing activities                                     (3,152,587)           (2,227,530)
                                                                                        --------------        ---------------

Cash flows from financing activities:
    Borrowings under long-term debt agreements                                               1,800,000                     -
    Net proceeds of note payable to bank                                                     1,141,000             2,373,000
    Proceeds from exercise of options and warrants                                             307,588                75,396
    Repayments of long-term debt                                                            (2,264,350)             (702,164)
    Repayments of trade notes payable                                                                -              (241,805)
    Additions to deferred financing fees                                                       (39,211)                    -
                                                                                        --------------        --------------
                  Net cash provided by financing activities                                    945,027             1,504,427
                                                                                        --------------        --------------

Foreign currency translation effect on cash                                                      2,975                 1,491
                                                                                        --------------        --------------

Net decrease in cash and cash equivalents                                                   (2,799,975)             (785,264)
Cash and cash equivalents at beginning of year                                               3,942,963             1,142,988
                                                                                        --------------        --------------

Cash and cash equivalents at end of year                                                $    1,142,988        $      357,724
                                                                                        ==============        ==============

Supplemental disclosures of cash flow information:
    Cash paid for interest, net of amounts capitalized                                  $      344,551        $      687,023
    Cash paid for income taxes                                                          $            -        $            -
Supplemental disclosures of noncash financing and investing activities:
    Conversion of trade accounts payable to trade notes payable (Note 9)                $            -        $    1,787,761
    Acquisition of equipment under capital lease obligations (Notes 10 and 14)          $      544,014        $      342,692





          See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1998



(1)    BUSINESS

       Nematron Corporation (the "Company") designs, manufactures, and markets environmentally ruggedized computers and computer displays known as industrial workstations, and designs, develops, and markets software for worldwide use in factory automation and control and in test and measurement environments.

(2)    GOING CONCERN MATTERS

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended September 30, 1997 and 1998, the Company incurred losses of $11,498,379 and $9,009,828, respectively. These losses have contributed to the Company's difficulties in generating sufficient cash flow to finance operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Management's plans with respect to these matters include the following:

       On December 1, 1998, the Company's primary lender extended the maturity date of the line of credit and the term loan to January 31, 1999. The lender also granted an adjustment to the borrowing base to allow a permitted over-advance of $1 million. The line of credit note was partially repaid with a portion of the proceeds from a private placement completed on December 1, 1998. As a result of the paydown and the operating activity subsequent to year end, the Company has returned to compliance with the limits of its adjusted borrowing formula.

       On December 1, 1998, the Company completed a $1 million private placement of convertible promissory notes to a group of private investors. The notes are convertible into common stock of the Company at $0.25 per share, bear interest at 7% per annum and become due on March 31, 1999. The notes grant the note holders an option through January 31, 1999 to purchase additional convertible notes totaling $3 million, which are convertible into common stock at $0.25 per share. Management believes that the options will be exercised and an additional $3 million in funding will be received prior to the option expiration date. Issuance of shares in excess of 20% of the number of shares currently outstanding will require shareholder approval, which the Board of Directors will seek at the 1999 annual meeting of shareholders in March 1999.

       A portion of the proceeds from the private placement was used to pay delinquent vendor notes. When these notes became delinquent in the first quarter of fiscal 1999, certain vendors ceased product delivery to the Company. Upon the payment of the past due notes, the Company's vendors agreed to resume the shipment, on a COD basis, of component parts for subsequent assembly and sale to customers. Component parts have been purchased in sufficient quantities so that management believes the Company will be able to ship the current customer order backlog in a timely manner and keep current with the anticipated order rate. Based upon the actual and anticipated component purchases and subsequent forecasted sales of finished product, management expects that current operations and available credit facilities will be sufficient to pay its costs and expenses as they become due.

                      NEMATRON CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued
                         September 30, 1997 and 1998



(2)    GOING CONCERN MATTERS, CONTINUED

       Management plans to close on the private placement of the additional $3 million convertible notes by the expiration of the bank agreement, and to use a portion of the additional proceeds to further pay down the credit line. After this anticipated paydown, management expects borrowings to be below the basic borrowing base (exclusive of the permitted overadvance). Further, management intends to negotiate with its bank lender a longer term extension of the expiration date of the financing agreement. Management believes that an extension of the credit line is possible, assuming that accounts receivable and inventory levels increases to reduce or eliminate the amount of the overadvance as a result of the anticipated sales increases, and assuming that the Company is able to complete the additional placement of $3 million of its convertible promissory notes prior to January 31, 1999.

       Management believes successful implementation of the plans set forth above will enable the Company to continue as a going concern. If the Company is not successful in executing these plans, the Company maybe forced to curtail its operations and either sell the Company or seek protection under federal bankruptcy laws.

 (3)   SUMMARY OF ACCOUNTING PRINCIPLES

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries - Nematron Europa BV ("NEBV"), an inactive Netherlands corporation; Nematron Ltd., a United Kingdom corporation acquired in the Intec acquisition; NemaSoft, Inc. ("NemaSoft"); and Imagination Systems, Inc. ("ISI"), Michigan corporations formed in 1995 and 1996, respectively. All significant intercompany transactions and balances have been eliminated in consolidation.

       During the fiscal year ended September 30, 1997, the Company acquired two software design and manufacturing companies. Intec Controls Corp. ("Intec"), a Massachusetts corporation, was acquired on March 31, 1997, and Virtual-Time Software, Inc. ("VTS"), a California corporation, was acquired on June 20, 1997. The consolidated operations of the Company for 1997 include the results of Intec and VTS since the dates of their respective acquisitions (see note 4).

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998



(3)    SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998


 (3)   SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED

       Software and Related Development Costs, Continued

       During the year ended September 30, 1997, capitalized software and related development costs, net of amortization, decreased by approximately $1,701,000. The decrease was due to the capitalization of approximately $2,435,000 of salaries and other costs incurred during the year, the acquisition of approximately $478,000 of costs pursuant to the Intec and VTS acquisitions, offset by approximately $553,000 of amortization of capital costs, and the write-off of approximately $4,061,000 related to abandoned software projects (see notes 4 and 5). During the year ended September 30, 1998, capitalized software and related development costs, net of amortization, increased by approximately $1,218,000, primarily relating to the capitalization of approximately $1,988,000 of salaries and other costs incurred during the year, offset by approximately $770,000 of amortization of capitalized costs.

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

       Intangible Assets

       Other intangible assets are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from five to ten years. For the year ended September 30, 1997, amortization was approximately $636,900. For the year ended September 30, 1998, amortization was approximately $2,035,900, including a provision for impairment of approximately $1,319,700 relating to the write down of certain purchased intangible assets (See Note 5).

       The carrying value of intangible assets is periodically reviewed, and impairments are recognized when the expected future cash flows derived from such intangible assets are less than their carrying value.

       Stock Option Plan

       On October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (See Note 12).

                      NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                          September 30, 1997 and 1998


(3)    SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED

       Foreign Currency Translation

       The assets and liabilities of the Company's foreign subsidiaries, NEBV and Nematron Ltd., denominated in foreign currency, are translated at exchange rates in effect on the balance sheet date, and revenue and expenses are translated using a weighted average exchange rate during the year. Gains or losses resulting from translating foreign currency financial statements are recorded in a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the net loss.

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

       Research and Development Costs

       Research and development costs are expensed when incurred. These costs, representing engineering salaries, fringe benefits, and a portion of the Company's overhead, are included in the accompanying consolidated statements of operations as a component of product development costs. Research and development costs were approximately $1,615,000 and $1,287,000 for the years ended September 30, 1997 and 1998, respectively.

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                          September 30, 1997 and 1998


(3)    SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED

       Loss Per Share

       Loss per share is calculated using the weighted average number of common shares outstanding during the year, adjusted for the assumed conversion of dilutive stock options and warrants. Since net losses were incurred in 1997 and 1998, no conversion of dilutive stock options and warrants was assumed in the loss per share calculation in either year, as the effect would be anti-dilutive.

       Fair Value

       Financial instruments of the Company, consisting principally of cash, accounts receivable, accounts payable, and debt, are recorded at estimated fair value. The estimated fair value amounts have been determined by the Company, using available market information and available valuation methodologies.

       Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates are used in the determination of the allowance for doubtful accounts, obsolete and slow moving inventory, capitalized software and related development costs, intangible assets, warranty costs, and deferred tax assets and liabilities.

       Other Recent Pronouncements

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

       On October 27, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 is effective for fiscal years commencing after December 15, 1997, and is not expected to impact the Company's financial position or results of operations. The Company will comply with the requirements of SOP 97-2 in fiscal year 1999.

                     NEMATRON CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                          September 30, 1997 and 1998


(4)    ACQUISITIONS

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

       The allocation of total purchase price to assets acquired and liabilities assumed as of the respective purchase dates was as follows:

                                                             Intec              VTS
                                                           -----------      -------------
              Current assets                               $ 1,005,000      $       6,000
              Software and related development costs         2,058,000            475,000
              Other intangible assets                        2,352,000            216,000
              Property and equipment                           305,000             16,000
              Deferred tax liability                        (1,000,000)                -
              Other liabilities                               (985,000)           (19,000)
                                                           -----------      -------------

                                                           $ 3,735,000      $     694,000
                                                           ===========      =============


       Software and related development costs include acquired in-process research and development ("R&D"). Acquired in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, acquired in-process R&D is required to be expensed. Accordingly, charges of $1,655,000 and $400,000 were recorded at the acquisition dates related to the acquisitions of Intec and VTS, respectively.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                          September 30, 1997 and 1998


(4)    ACQUISITIONS, CONTINUED

       The following unaudited pro forma information presents a summary of consolidated results of operations for fiscal 1997 of the Company, Intec, and VTS as if the acquisitions had occurred as of the beginning of 1997, with pro forma adjustments to give effect to amortization of software, interest expense on additional borrowings, and certain other adjustments, together with related income tax effects.

                                                                 1997
                                                           ----------------
                                                             (Unaudited)

                Net revenues                               $     22,825,183
                Net loss                                   $    (11,255,075)
                Net loss per share                         $          (2.28)

(5)    WRITE-DOWNS AND OTHER CHARGES

       Write downs and other charges consist of the following:

                                                                        Year Ended September 30
                                                                        1997                 1998
                                                                    ------------          ----------
        Charged to cost of revenues:
           Write-down of software and related development           $  4,061,304          $        -
              costs
           Write-down of inventories                                     707,383           1,001,742
                                                                    ------------          ----------

                                                                    $  4,768,687          $1,001,742
                                                                    ============          ==========

        Charged to operating expenses:
           Write-down of other intangible assets                    $    359,406          $1,319,698
           Provision for loss on closing U.S. offices
                                                                               -             350,000
           Loss on closing of Netherlands office                         245,836                   -
           Debt retirement expense                                       122,340                   -
                                                                    ------------          ----------

                                                                    $    727,582          $1,669,698
                                                                    ============          ==========


       In the fourth quarters of fiscal 1997 and 1998, the Company wrote down certain software and related development costs, inventories and other intangible assets. In conjunction with the Company's strategic planning process, analyses were prepared to determine if any asset impairment existed as a result of changes to the Company's long-term strategic plans. These analyses indicated impairment existed due to lower or no planned revenues from certain products, and accordingly, assets related to these products were written off.

       In the fourth quarter of fiscal 1997 and in the third and fourth quarters of 1998, the Company wrote down certain purchased parts and accessories and finished goods inventories related to discontinued product models, pursuant to results of the Company's strategic planning process.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                          September 30, 1997 and 1998


(5)    WRITE-DOWNS AND OTHER CHARGES, CONTINUED

       During the second quarter of fiscal 1997, the Company elected to close its Netherlands office and incurred closure costs of $245,836. Also in the second quarter, the Company obtained bank financing in order to repay its higher cost subordinated debt. A noncash charge of $122,340 was recorded, which relates to the write-off of deferred financing fees on the refinanced subordinated debt.

       During the fourth quarter of fiscal 1998, the Company announced that it had elected to close its software development offices in Virginia, Ohio and California and to consolidate the software development activities in its Massachusetts office. A provision for closing costs of $350,000 was recorded in connection with costs expected to occur resulting from such office closings.

(6)    RELATED PARTY TRANSACTIONS

       The Company leased its Virginia Beach, Virginia, office building from a partnership in which the former president and CEO of the Company is a partner. Total lease expense for the years ended September 30, 1997 and 1998, under the terms of the lease were $79,600 and $82,600, respectively.

(7)    INVENTORIES

       Inventories are summarized as follows:

                                                        September 30,
                                                            1998
                                                     -----------------

       Purchased parts and accessories               $       1,100,202
       Finished goods                                          158,472
       Work-in-process                                         370,840
       Demonstration units                                     357,456
       Service stock                                           116,464
                                                     -----------------

                       Total inventories             $       2,103,434
                                                     =================


(8)    NOTE PAYABLE TO BANK

       The Company had a credit facility (the "Loan Agreement") with a bank providing for a Term Note, two Equipment Notes and a Revolving Credit Note. The Revolving Credit Note provided for a maximum borrowing by the Company of $6,000,000. The amount available under the line of credit was limited by a borrowing formula which allowed for advances up to a maximum of the sum of 80% of eligible domestic and foreign accounts, plus 35% of inventory. Based upon the borrowing formula, approximately $2,607,000 of the available line was eligible for advance at September 30, 1998, resulting in an over-advance position of $907,000 at that date. The line of credit is secured by substantially all assets of the Company and a second mortgage on the Company's Ann Arbor facility. The borrowings bore interest at the bank's prime interest rate (effective rate of 8.25% at September 30, 1998).

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                          September 30, 1997 and 1998


(8)    NOTE PAYABLE TO BANK, CONTINUED

       On September 28, 1998, and December 1, 1998 the Company entered into amendments to the loan agreements and into a Repayment Agreement with the bank which provided, among other things, for a modification of certain terms of the Term Note, two Equipment Notes and the Revolving Credit Note. The Revolving Credit Note, as amended contains various affirmative and negative covenants. The Company is in violation of these covenants.

       Under the terms of the amended agreements, the amount available under the Revolving Credit Note is $5,000,000 and is limited by a borrowing formula which allows for advances up to a maximum of the sum of 80% of eligible domestic and foreign accounts, plus 35% of inventory, plus a Permitted Overadvance of $1,000,000 through January 31, 1999. The interest rate on the credit line borrowings is at the bank's prime interest rate plus 2% (10.25% effective rate at December 1, 1998). Amounts borrowed under the line of credit are due in full on January 31, 1999.

(9)    TRADE NOTES PAYABLE

       Trade notes payable consist of short-term notes payable to certain of the Company's creditors. The notes arose from the conversion in 1998 of $1,787,761 of trade notes payable and the payment against the notes in 1998 of $241,805. The notes range in terms from six to twelve months in duration and generally are interest bearing at 12% per annum. The notes are classified as a current liability.

(10)   LONG-TERM DEBT

       Long-term debt consists of the following:



                                                                                             September 30,
                                                                                                  1998
                                                                                           ---------------
       Mortgage loan payable to a bank, interest at 9.5% per annum; payable in monthly installments of $29,900 through September 2001, at which time the remaining principal and any interest thereon is due. The loan is collateralized by a first mortgage of the Company's land and building
           in Ann Arbor, Michigan                                                          $     1,998,509
       Term note payable to a bank, interest at LIBOR plus 2.5% per annum
           (effective rate of 8.25% at September 30, 1998) payable in monthly installments of $30,000 plus interest through January 31, 1999. The note is collateralized by substantially all assets,  other than real
           property, and a third mortgage on the Company's real estate                           1,230,000
       Capitalized lease obligations and other                                                     688,628
                                                                                           ---------------
                      Total long-term debt                                                       3,917,137

       Less current maturities                                                                  (1,832,791)
                                                                                           ---------------

                      Total long-term debt, less current maturities                        $     2,084,346
                                                                                           ===============

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                          September 30, 1997 and 1998


(10)   LONG-TERM DEBT, CONTINUED

       The mortgage loan agreement contains covenants that require the Company to maintain a minimum tangible net worth and a minimum debt-to-equity ratio. As of September 30, 1998, the Company was not in compliance with these covenants; however, the Company's lender has waived these defaults through October 1, 1999.

       The loan agreement with the bank regarding the term note and two equipment notes includes various affirmative and negative covenants, the most restrictive of which are (1) the prohibition of dividend payments, and (2) requirements to maintain (a) a specified ratio of current assets to current liabilities, (b) a specified ratio of liabilities to tangible net worth, (c) a specified debt coverage ratio, and (d) a specified level of tangible worth. The Company was in violation of certain of these covenants at September 30, 1998 and as such these notes totaling $1,579,781 are included in current maturities of long-term debt.

       The aggregate amounts of long-term debt maturities at September 30, 1998, are as follows:

             Year ended September 30:
                     1999                                  $      1,832,791
                     2000                                           279,652
                     2001                                         1,690,569
                     2002                                            49,881
                     2003                                            54,643
                     2004                                             9,601
                                                           ----------------

                      Total long-term debt                 $      3,917,137
                                                           ================

(11)   TAXES ON INCOME

       The following reconciles the statutory federal income tax rate to the Company's effective tax rate:

                                                                            Year ended September 30,
                                                                            -------------------------
                                                                              1997             1998
                                                                            -------          -------
        Income tax benefit based on the federal statutory rate                (34.0)%          (34.0)%
        Generation of net operating loss carryforwards                         34.0%            34.0%
        Effect of impairment and amortization of intangible assets
                                                                                0.0%             8.3%
                                                                            -------          -------

        Effective tax rate                                                      0.0%             8.3%
                                                                            =======          =======


       The domestic and foreign components of income (loss) before taxes on income are as follows:

                                                                         Year ended September 30,
                                                                 -----------------------------------------
                                                                       1997                   1998
                                                                 ----------------         ----------------

             Domestic loss                                       $    (11,220,617)        $     (9,879,752)
             Foreign income (loss)                                       (277,762)                  58,924
                                                                 ----------------         ----------------

             Total loss before tax benefit                       $    (11,498,379)        $     (9,820,828)
                                                                 ================         ================

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998


(11)   TAXES ON INCOME, CONTINUED

       Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes. Deferred income taxes are primarily due to the use of accelerated methods of depreciation for tax purposes versus principally straight-line methods for financial reporting purposes, the capitalization of software development costs for financial reporting purposes versus the expensing of these items as incurred for tax purposes, inventory reserves deductible for tax purposes when disposed of versus directly expensing them for financial reporting purposes, employee benefit accruals deductible for tax purposes when paid, and net operating loss carryforwards.

       Temporary differences and carryforwards which give rise to the net deferred tax position are as follows:

                                                                             September 30,
                                                                                 1998
                                                                             ------------
        Deferred tax assets:
           Inventories                                                       $    814,000
           Accounts receivable                                                    129,000
           Property and equipment                                                 101,000
           Other                                                                  114,000
           Net operating loss carryforwards                                     6,588,000
                                                                             ------------

                         Total deferred tax assets                              7,751,000
       Less valuation allowance against deferred tax assets                    (6,284,000)
                         Net deferred tax assets                             ------------
                                                                                1,467,000
       Deferred tax liability - capitalized software development costs
           and other intangible assets                                         (1,656,000)
                                                                             ------------
                         Net deferred tax position                           $   (189,000)
                                                                             ============


       During the years ended September 30, 1997 and 1998, the valuation allowance increased by $3,786,000 and $2,112,000, respectively. At September 30, 1998, the Company has net operating loss carryforwards of approximately $19,400,000, which expire at various dates between 2003 and 2013. Utilization of these carryforwards is subject to annual limitations under current IRS regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the net operating loss carryforwards. Realization of net deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization is not assured for the net deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of future taxable income are no longer viable.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998


(12)   EMPLOYEE BENEFIT PLANS

       1993 Stock Option Plan

       The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the granting of options to purchase a total of 950,000 shares of common stock to key employees. The exercise price for each option granted under the 1993 Plan cannot be less than the fair market value of the common stock on the date of the grant.

       The 1993 Plan gives the Compensation Committee of the Board of Directors latitude in deciding the vesting period. Options generally vest one third immediately and one third on each successive anniversary date of the award, or are exercisable at the rate of one third per year beginning on the day after the first anniversary of the date of the award. Under provisions of the 1993 Plan, shares subject to an option award will become immediately exercisable upon a change in control of the Company. Options remaining unexercised on the tenth anniversary of the date of the grant will expire. No options may be granted after February 26, 2003.

       As of September 30, 1998, an additional 56,503 options may be issued under the 1993 Plan.

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

       The Directors Option Plan provides that beginning April 1997, each qualified director will be granted annually an option to purchase 4,500 shares of common stock. Prior to April 1997, each qualified director was granted annually an option to purchase 1,000 shares of common stock. Options granted in April 1997 or thereafter will be exercisable in one-third increments beginning on the date of the grant. Options granted prior to April 1997 are exercisable at any time beginning six months after the date of the grant. Options expire five years from the date of the grant. As of September 30, 1998, an additional 24,680 options may be issued under the Directors Option Plan.

       Special Option Grants

       The Board of Directors, in fiscal 1995, 1996 and 1997, awarded special option grants to a former chairman and a former Board member. The awards were made separate from either of the two qualified plans specified above.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998


 (12)  EMPLOYEE BENEFIT PLANS, CONTINUED

       Information with respect to options under the 1993 Stock Option Plan, the 1993 Directors Option Plan, and special option grants for the two years ended September 30, 1998, is as follows:

                                              Option Price                                      Available
                                                Per Share       Outstanding     Exercisable     for Grant
                                             -------------      -----------     -----------     ---------

          Balance, October 1, 1996           $1.87 - $8.75       518,884         253,032         267,700

          Increase in authorized shares:
             1993 Plan                                                                           200,000
             Directors Option plan                                                               100,000
          Special option grant                   $4.75             4,750
          Granted                            $5.00 - $7.12       496,820                        (496,820)
          Exercisable                        $2.50 - $9.00                       101,980
          Exercised                          $2.12 - $5.00       (85,231)        (85,231)
          Forfeited                          $2.50 - $9.00       (80,219)        (58,204)         80,219
                                                                --------        --------         -------

          Balance, September 30, 1997                            855,004         227,994         151,099

          Granted                            $2.00 - $7.63       269,700                        (269,700)
          Exercisable                        $2.50 - $7.12                       251,507
          Exercised                          $2.50 - $4.89       (11,900)        (11,900)
          Forfeited                          $2.50 - $8.75      (199,684)         (8,187)        199,684
                                                                --------        --------         -------

          Balance, September 30, 1998        $2.00 - $8.75       913,120         459,414          81,083
                                                                ========        ========         =======

       The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost been determined based on the fair value of such awards at the date of grant consistent with the provisions of SFAS No. 123, the Company's total and per share net income (loss) would have been as follows:

                                                   1997                 1998
                                            ----------------       ------------
       Net loss
          As reported                       $    (11,498,379)      $ (9,009,828)
          Pro forma                         $    (12,029,150)      $ (9,570,278)
       Net loss per share
          As reported                            $ (2.33)            $ (1.69)
          Pro forma                              $ (2.44)            $ (1.79)

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998


 (12)  EMPLOYEE BENEFIT PLANS, CONTINUED

       The fair values of options granted during 1997 and 1998 were determined using the Black-Scholes option-pricing model based on the following assumptions:

                                                      1997                  1998
                                                 --------------        --------------

       Risk-free interest rate                        6.6%                  5.8%
       Dividend yield                                  0%                    0%
       Expected life                              3 to 6 years          3 to 6 years
       Expected volatility                            61.7%                74.1%


       401(k) Plan and Trust

       The Company has established a defined-contribution retirement plan for all eligible employees. Participants may make basic contributions of up to 15 percent of their compensation, pursuant to section 401(k) of the Internal Revenue Code. Under terms of the 401(k) plan, the Company may make a basic contribution and a discretionary contribution to the plan. In fiscal 1997 and through March 1998, the Company contributed 100% of each employee's contribution up to the first 5% of the employee's base salary contributed by the employee. In April and May, the Company reduced its contribution to 3%, and beginning in June, contributions were discontinued. A participant becomes vested in the Company's contribution on his or her behalf at a rate of 20 percent for each year of service after the effective date of the 401(k) plan.

       Notwithstanding the foregoing, a participating employee will be fully vested in the Company's contributions to his or her account in the event of death, or in the event of disability or normal retirement, as those terms will be defined in the 401(k) plan. The Company's contributions to the 401(k) plan were approximately $158,000 and $38,000 for the years ended September 30, 1997 and 1998, respectively.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998


 (13)  WARRANTS

       The Company has outstanding warrants for the purchase of its common stock as follows:

                                       ISI             UAI          Subordinated      Intec
                                   Acquisition     Acquisition           Debt      Acquisition      Total
                                   -----------     -----------      ------------   -----------      -----

        Exercise price                 $2.50          $4.81            $4.00             $6.73
        Expiration date               3/03/98        11/20/97         10/31/02          2/20/00

        Balance, October 1,
            1996                       10,039         137,000          237,214                -      384,253

        Issued in connection
            with the Intec                                                              124,998      124,998
            acquisition

        Exercised                      (5,111)              -          (39,536)               -      (44,647)
                                     --------        --------         --------          -------     --------

        Balance September 30,
            1997                        4,928         137,000          197,678          124,998      464,604

        Exercised                      (4,828)         (7,500)               -                -      (12,328)
        Expired                          (100)       (129,500)               -                -     (129,600)
                                     --------        --------         --------          -------     --------

        Balance September 30,
           1997                             -               -          197,678          124,998      322,676
                                     ========        ========         ========          =======     ========

(14)   COMMITMENTS AND CONTINGENCIES

       The Company leases its Massachusetts, Ohio, Virginia, California and the United Kingdom facilities, as well as certain office equipment, under operating leases, and leases certain computer, phone, network and production equipment under capital leases. The leases on the facilities expire at various dates through August 1999, and the equipment operating leases expire at various dates through June 2003.

       The Company leases certain computer equipment under two capital leases from a finance company. The leases have an initial term of four years beginning March 1997 and collectively require monthly payments, including interest, of $13,267 through February 2001. The unpaid balance of these capital leases totaled $349,781 at September 30, 1998 (note 10). The net book value of equipment leased under the two capital leases is approximately $305,000 at September 30, 1998.

       The Company leases certain computer equipment under a capital lease from a finance company. The lease has an initial term of three years beginning December 1997 and requires monthly payments, including interest, of $3,898 through December 2000. The unpaid balance of this capital lease totaled $87,085 at September 30, 1998 (note 10). The net book value of equipment leased under the capital lease is approximately $83,000 at September 30, 1998.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998


(14)   COMMITMENTS AND CONTINGENCIES, CONTINUED

       The Company leases certain telephone and network equipment under a capital lease from a finance company. The lease has an initial term of five years beginning November 1998 and requires monthly payments, including interest, of $4,856 through November 2003. The unpaid balance of this capital lease totaled $233,079 at September 30, 1998 (note 10). The net book value of equipment leased under the capital lease is approximately $233,000 at September 30, 1998.

       A summary of commitments under noncancelable leases as of September 30, 1998, is as follows:

                                              Capital Leases         Operating Leases           Total
                                              --------------         ----------------     ----------------
       Year ending September 30,
                   1999                      $      417,210           $     132,116       $        549,326
                   2000                              82,593                  85,002                167,595
                   2001                              56,869                  55,959                112,828
                   2002                              49,881                   4,152                 54,033
                   2003                              54,643                   1,730                 56,373
                   2004                               9,601                                          9,601
                                             --------------           -------------       ----------------
       Total minimum lease obligation        $      670,797           $     278,959       $        949,756
                                                                      =============       ================
       Less amounts representing interest          (114,256)
       Present value of minimum lease        --------------
          payments                           $      556,541
                                             ==============

       Total rental expense in fiscal 1997 and 1998 was approximately $308,000 and $245,000, respectively.

       On May 8, 1998, a lawsuit was filed against the Company in the District Court for the Southern District of New York. The lawsuit names as defendants the Company, certain of its officers and directors, its former independent auditor and the underwriter for the Company's initial public offering. The plaintiff seeks to represent a class of shareholder who purchased the Company's common stock from January 31, 1996 through April 28, 1998. An amended complaint filed by the plaintiff in October 1998 claims violations of securities laws and common law based on allegations that defendants made untrue statements of material facts and that they omitted material facts necessary in order to make the statements not misleading. The complaint seeks unspecified damages and costs. In December 1998, the case was transferred to the Michigan District. Management believes that the outcome of this case will not have a material adverse effect on the Company.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998


(15)   SEGMENT INFORMATION

       The Company operates in one market segment - factory automation.

       Net revenues include export sales to various countries. A summary of both foreign and domestic revenues is as follows:

                                                                  Year Ended September 30,
                                                                ----------------------------
                                                                   1997              1998
                                                                -----------      -----------
       Foreign:
          France                                                $ 1,687,171      $ 1,795,275
          Other countries                                         4,296,205        3,429,303
                                                                -----------      -----------
                      Total foreign revenues                      5,983,376        5,224,578
       United States revenues                                    14,892,021       11,604,756
                                                                -----------      -----------

                      Total revenues                            $20,875,397      $16,829,334
                                                                ===========      ===========


       Long-lived assets include property and equipment, capitalized software development costs and other intangible assets. A summary of both foreign and domestic long-lived assets at depreciated or amortized cost is as follows:

                                                 September 30, 1998
                                                 ------------------

         Foreign countries                         $     72,440
          United States                               8,496,341
                                                   ------------

                                                   $  8,598,781
                                                   ============
(16)   SIGNIFICANT CUSTOMER

       The Company has one significant customer to which it sold $1,045,000 and $1,795,000 in fiscal 1997 and 1998, respectively. Accounts receivable from this customer approximated $783,000 and $442,000 at September 30, 1997 and 1998, respectively.

                              NEMATRON CORPORATION
                                AND SUBSIDIARIES

                                INDEX TO EXHIBITS


  Exhibit                                                                                         Sequential
  Number                              Description of Exhibit                                       Page No.
  ------                              ----------------------                                      ----------
2.01            Merger Agreement dated February 2, 1995 between the Registrant and Imagination
                Systems, Inc., filed as Exhibit 2 to the Registrant's Form 8-K dated as of
                March 3, 1995 and incorporated herein by reference
2.02            Merger Agreement dated August 30, 1995 between the Registrant and Universal
                Automation, Inc. Ronald J. Lavallee and Thomas Peacock, the Shareholders, filed as Exhibit 2 to the Registrant's Form 8-K dated as of September 20, 1995 and incorporated herein by reference
2.03            Agreement and Plan of Merger, dated as of June 13, 1997, by and among the
                Company. Imagination Systems, Inc., Virtual-Time Software, Inc. and certain VTS shareholders, filed as Exhibit 2.1 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1997 and incorporated herein by reference
2.04            Agreement and Plan of Merger, dated as of February 20, 1997, by and among the
                Company, NemaSoft, Inc., Thomas Kraus and Robert O. Mick, as amended March 28,
                1997, filed as Exhibit 2.1 to the Registrant's Form 8-K filed April 10, 1997 and incorporated herein by reference
3.01            Amended and Restated Articles of Incorporation, filed as Exhibit 4 to the
                Registrant's Form 10-QSB for the quarterly period ended June 30, 1995 and incorporated herein by reference.
3.02            Amended and Restated Bylaws, as amended, filed as Exhibit 3.02 to the
                Registrant's Form 10-KSB for the fiscal year ended September 30, 1994 and incorporated herein by reference.
4.01            Specimen form of Stock Certificate, filed as Exhibit 4.01 to the Registrant's
                Form 10-Registration Statement filed on January 27, 1993 and incorporated herein by reference.
4.02            First Amended and Restated Loan Agreement dated October 6, 1995 between the
                Registrant and Society Bank, Michigan filed as Exhibit 4.02 to the Registrant's
                Form 10-KSB for the fiscal year ended September 30, 1995 and incorporated herein by reference.
4.03            Mortgage Note dated August 8, 1995 between the Company and Chelsea State Bank, filed as Exhibit 4.03 to the Registrant's Form 10-KSB for the fiscal year ended
                September 30, 1995 and incorporated herein by reference
4.04            Mortgage Note dated September 19, 1996 between the Registrant and Chelsea State
                Bank. filed as Exhibit 4.04 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 1996 and incorporated herein by reference
4.05            Term Loan and Warrant Purchase Agreement dated as of November 7, 1995 between the Registrant and Onset BIDCO, The Capital Fund, Joseph Krinski Trust U/A
                Dated 6/20/91, Emily Krinski Trust U/A Dated 6/20/91, and Urban A. MacDonald
                filed as Exhibit 4.04 to the Registrant's Form S-2 Registration Statement dated
                June 6, 1996 and incorporated herein by reference
4.06            Second Amended and Restated Loan Agreement dated March 29, 1996 between the
                Company and KeyBank National Association (formerly Society Bank, Michigan), together with Master Demand Business Loan Note and affirmations of guarantees, filed as Exhibit 4.05 to the Registrant's Form S-2 Registration Statement dated
                June 6, 1996 and incorporated herein by reference.



  Exhibit                                                                                         Sequential
  Number                              Description of Exhibit                                       Page No.
  ------                              ----------------------                                      ----------
4.07            Mortgage, dated November 16, 1995, between the Company and The Capital Fund,
                Inc., filed as Exhibit 4.07 to the Registrant's Form S-2 Registration Statement
                dated June 6, 1996 and incorporated herein by reference.
4.08            Revolving Credit Note entered into as of February 12, 1997, between the Company and KeyBank National Association, filed as Exhibit 4.1 to the Registrant's Form
                10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference
4.09            Term Note entered into as of February 12, 1997, between the Company and KeyBank
                National Association, filed as Exhibit 4.2 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference
4.10            Revolving Credit Note (Equipment Line of Credit) entered into as of February
                12, 1997, between the Company and KeyBank National Association, filed as
                Exhibit 4.3 to the Registrant's Form 10-QSB for the quarterly period ended
                March 31, 1997 and incorporated herein by reference
4.11            Form of Warrant issued as of March 31, 1997 to Intec shareholders, filed as
                Exhibit 4.1 to the Registrant's Form 8-K filed April 10, 1997 and incorporated herein by reference
4.12            Repayment Agreement dated as of September 28, 1998 by and among KeyBank
                National Association, Nematron Corporation and NemaSoft, Inc.
4.13            Amended and Restated Revolving Credit Note dated as of September 28, 1998 by and among KeyBank National Association and Nematron Corporation
4.14            Amended and Restated Term Note dated as of September 28, 1998 by and among
                KeyBank National Association and Nematron Corporation
4.15            First Amendment to Repayment Agreement and Fourth Amendment to Loan Agreement
                dated as of December 1, 1998, by and among KeyBank National Association,
                Nematron Corporation and NemaSoft, Inc.
4.16            Second Amended And Restated Revolving Credit Note dated as of September 28,
                1998 by and among KeyBank National Association and Nematron Corporation
4.17            Second Amended And Restated Term Note dated as of September 28, 1998 by and among KeyBank National Association and Nematron Corporation
4.18            Form of Convertible Promissory Note dated as of December 1, 1998, with option to noteholder to purchase additional convertible promissory note and schedule of noteholders and amounts
4.19            Form of Convertible Promissory Note dated as of December 1, 1998 and schedule of noteholders and amounts
10.01           Nematron Corporation Restricted Stock Plan, filed as Exhibit 10.01 to the
                Registrant's Form 10-QSB for the quarterly period ended June 30, 1993 and incorporated herein by reference
10.02           Nematron Corporation 1993 Stock Option Plan, as amended and restated March
                1997, filed as Exhibit 10.1 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference.
10.03           Nematron Corporation 1993 Directors Option Plan, as amended and restated March
                1997, filed as Exhibit 10.2 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1993 and incorporated herein by reference
10.04           Nematron 401(k) Plan filed as Exhibit 10.04 to the Registrant's Form 10-KSB for the year ended September 30, 1995 and incorporated herein by reference
10.05           Registration Rights Agreement, dated as of March 31, 1997, between the Company and former stockholders of Intec Controls Corp., filed as Exhibit 10.3 to the
                Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference


  Exhibit                                                                                         Sequential
  Number                              Description of Exhibit                                       Page No.
  ------                              ----------------------                                      ----------

10.06           Employment and Non-Competition Agreement, dated as of March 31, 1997, between
                NemaSoft, Inc. and Thomas Kraus filed as Exhibit 10.4 to the Registrant's Form
                10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference
10.07           Non-competition Agreement dated as of March 2, 1995 between the Registrant and
                Frank G. Logan, III, filed as Exhibit 99(a) to the Registrant's Form 8-K dated as of March 3, 1995 and incorporated herein by reference
11.01           Statement re Computation of Per Share Earnings
21.01           Subsidiaries of Nematron Corporation
23.01           Consent of Independent Public Accountants
27.00           Financial Data Schedule


                                   *    *    *

                                   UNDERTAKING

The Company will furnish to any shareholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company's reasonable expenses in furnishing the exhibit to the shareholder. Requests for exhibits and information regarding the applicable fee shall be direct to: Mr. David P. Gienapp, Vice President - Finance and Administration, at the address of the principal executive offices set forth on the cover of this Report on Form 10-KSB.