Form 10KSB/A
period 1998-09-30
NEMATRON CORP
filed 1999-01-28
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A1
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the fiscal year ended SEPTEMBER 30, 1998
                                                    or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the transition period from             to
                                    ------------  ----------------

         Commission File Number:  0-21142

                              NEMATRON CORPORATION
                 (Name of small business issuer in its charter)

           MICHIGAN                                       38-2483796
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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT [ ] Yes [X] No

================================================================================

The Registrant hereby amends its Form 10-KSB for the fiscal year ended September 30, 1998 to add Items 9, 10, 11 and 12 as set forth below:

                                     PART II

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS OF THE COMPANY

Certain information relating to the persons who are the directors of the Company is set forth below.


-------------------------------------------------------------------------------------------------------------
                                                                                     DIRECTOR       TERM
           NAME               AGE                PRINCIPAL OCCUPATION                 SINCE        EXPIRES
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Hugo E. Braun                  40     Partner with  Access Ventures, an                1996         1999
                                      investment fund manager, and a Director
-------------------------------------------------------------------------------------------------------------
Joseph J. Fitzsimmons          63     Retired Executive of Bell & Howell Company       1997         2000
                                      and its subsidiary, University Microfilms
                                      International, a provider of technology
                                      services to libraries and other
                                      organizations
-------------------------------------------------------------------------------------------------------------
Matthew S. Galvez              43     President and COO of the Company, and a          1998         1999
                                      Director
-------------------------------------------------------------------------------------------------------------
Stephen E. Globus              52     Chairman of the Board of Globus Growth           1998         2000
                                      Group, a venture capital company, a
                                      director of Plasmaco, Inc., and  a
                                      Director
-------------------------------------------------------------------------------------------------------------
Garnel F. Graber               67     Chairman of the Board of Directors of            1993         2001
                                      Applied Dynamics International, a computer
                                      manufacturing Company, and of Interface
                                      Systems, Inc., and a Director
-------------------------------------------------------------------------------------------------------------
Michael L. Hershey             60     President and Chairman of the Board of           1995         2001
                                      Directors of Landis Associates, Inc., an
                                      investment management company, and a
                                      Director
-------------------------------------------------------------------------------------------------------------
James A. Nichols               53     President and sole owner of Nichols &            1998         2000
                                      Associates, P.C., attorneys practicing in
                                      the area of international commercial law,
                                      and a Director
-------------------------------------------------------------------------------------------------------------


         Hugo E. Braun became a director in March 1996. Mr. Braun is a partner with Access Ventures, an investment fund manager, where he has been employed since 1989.

         Joseph J. Fitzsimmons became a director in March 1997. Mr. Fitzsimmons is a retired executive of Bell & Howell Company and University Microfilms International ("UMI"), a subsidiary of Bell & Howell. From January 1994 through June 1995 when he retired, Mr. Fitzsimmons was Corporate Vice President of Bell & Howell and Chairman of UMI. From March 1987 through December 1993, Mr. Fitzsimmons was Corporate Vice President of Bell & Howell and President and Chief Executive Officer of UMI, a leading provider of technology services to libraries and other organizations regarding acquiring, preserving and distributing literature. Mr. Fitzsimmons is a member of the Board of Directors of First of America Bank Corporation, a Midwest bank holding company owned by National CityBank. Mr. Fitzsimmons is a past Chairman of the Information Industry Association and was the Vice-Chairman of the White House Conference on Libraries and Information Services in 1991.

         Matthew S. Galvez became a director in August 1998 upon his joining the Company as its Chief Operating Officer. On October 1, 1998, Mr. Galvez was appointed to the office of the President of the Company. Mr. Galvez served as Chief Executive Officer of ISDA & Co., a privately held apparel company, from June 1994 until June 1998. From 1990 until June 1994, Mr. Galvez was a director and Chief Financial Officer of Manufacturers Products Corporation, a supplier of plastic products to the automotive industry. In 1994 he became Chief Executive Officer of that company as well. Prior to 1990, Mr. Galvez was Executive Vice President - Corporate Operations and General Counsel to General CAD/CAM, Inc. ("GCI") in Schenectady, New York. GCI is a developer and supplier of graphics translation software for the industrial marketplace.

         Stephen E. Globus became a director in December 1998. He has been Chairman of the Board of Globus Growth Group, Inc., a Manhattan - based venture capital company specializing in providing startup and seed capital, since 1984. He is also a director of Plasmaco, Inc., a flat computer screen manufacturer owned by Matsushita (Panasonic). Mr. Globus is the founder of several privately held biotechnology companies, including Kimeragen, Inc., NuGene Technologies, Inc., Thermaphore Sciences, Inc. and Genitope, Inc.


         Garnel F. Graber became a director in February 1993 at the time of the Company's spin-off from Interface Systems, Inc. and served as Chairman of the Board of Nematron until March 1996. Mr. Graber is a retired executive of, and is the current Chairman of the Board of Directors of, Applied Dynamics International, a computer firm specializing in high-speed simulation. Mr. Graber served as Chief Executive Officer of Applied Dynamics for more than five years prior to his retirement in 1994. Mr. Graber also serves as Chairman of the Board of Interface Systems, Inc.

         Michael L. Hershey became a director in March 1995 at the time the Company merged with Imagination Systems, Inc. Mr. Hershey had served as a member of the Board of Directors and Secretary of Imagination Systems, Inc. Mr. Hershey has been the President and Chairman of the Board of Directors of Landis Associates, Inc., an investment management company, since its formation in 1986.

         James A. Nichols a retired executive of Ford Motor Company, became a director in December 1998. From 1981 to 1991, Mr. Nichols was a Senior Attorney in the Corporate Transactions Department of Ford's Office of the General Counsel. From 1991 to the present, Mr. Nichols has been the founder and the Chairman of the Board of Surgical Instrument Repair Service, Inc., a partnership with Allegiance Healthcare Corporation, a public company, that engages in the repair and management of surgical instruments and equipment at health care providers in North America. From 1993 to 1998, Mr. Nichols served as corporate secretary and a director of Liberty BIDCO Investment Corporation, a Michigan-based mezzanine finance company. Mr. Nichols was president and sole owner of Sterilization Management Group, LLC, a provider of reusable sterile products to hospitals, from 1997 to 1998 when the company was sold to Teleflex Corporation, a public company. From 1991 to the present, Mr. Nichols has been president and sole owner of Nichols & Associates, P.C., attorneys practicing in the area of international commercial law.

         Messrs. Nichols and Globus were appointed to the Board in connection with their purchase on December 1, 1998 of certain convertible promissory notes from the Company.


EXECUTIVE OFFICERS

         The executive officers of the Company are listed and described below. Executive officers of the Company serve at the pleasure of the Board of Directors.

Name                       Offices                                       Age
----                       -------                                       ---
Matthew S. Galvez          President and Chief Operating Officer          43

David P. Gienapp           Vice President - Finance and Administration,
                           Secretary and Treasurer                        50

         See "Directors of the Company" for further information concerning Mr. Galvez.

         David P. Gienapp has been the Vice President - Finance and Administration and Treasurer of the Company since joining the Company in September 1994 and has served as Secretary since March 1996. Mr. Gienapp served as a director of the Company from March 1995 until August 1998. Prior to joining the Company, Mr. Gienapp spent over 20 years with Deloitte & Touche LLP, a certified public accounting firm.


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

         Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended September 30, 1998, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with except that Messrs. Galvez, Globus and Nichols did not file a Form 3 within the prescribed time period.


ITEM 10           EXECUTIVE COMPENSATION

SUMMARY

         The following table sets forth information concerning the aggregate compensation paid by the Company and its subsidiaries to the Company's former President and Chief Executive Officer, its current President and Chief Operating Officer and to its Executive Vice President - Finance and Administration, the Company's only other executive officer whose salary and bonus exceeded $100,000 in fiscal 1998 (the "Named Executives"), for the periods indicated.


                                               SUMMARY COMPENSATION TABLE (1)
    -------------------------------------------------------------------------------------------------------------
                                                                             LONG-TERM
                                            ANNUAL COMPENSATION             COMPENSATION
                                      --------------------------------- ----------------------
                                                                               AWARDS
                                                                        ----------------------     ALL OTHER
      NAME AND PRINCIPAL    FISCAL                                           SECURITIES             COMPEN-
           POSITION          YEAR        SALARY ($)       BONUS ($)        UNDERLYING OPTIONS     SATION ($) (2)
                                                                                 (#)
    -------------------------------------------------------------------------------------------------------------
    Matthew S. Galvez,      1998         $  13,538       $     -0-               -0-              $      -0-
    President and Chief
    Operating Officer (3)
    -------------------------------------------------------------------------------------------------------------

    Frank G. Logan, III,    1998         $ 165,467       $     -0-               -0-              $  49,226
                            -------------------------------------------------------------------------------------
    President and Chief     1997         $ 168,043       $200,000           120,000               $   5,113
                            -------------------------------------------------------------------------------------
    Executive Officer(4)    1996         $ 154,531       $ 25,000            50,000               $   4,305
    -------------------------------------------------------------------------------------------------------------

    David P. Gienapp,       1998         $ 110,552       $     -0-               -0-              $   3,268
                            -------------------------------------------------------------------------------------
    VP - Finance and        1997         $ 103,005       $ 50,000            36,000               $   5,746
                            -------------------------------------------------------------------------------------
    Administration          1996         $  95,384       $ 15,000            20,000               $   2,286
    -------------------------------------------------------------------------------------------------------------

(1) The amounts reflected in the table do not include other compensation or personal benefits which did not exceed in the aggregate the lesser of either $50,000 or 10% of the total of annual salary and bonus for the Named Executives.

(2) All Other Compensation shown for Mr. Logan represents (i) amounts paid by the Company for life insurance for Mr. Logan of $1,560, $1,560, and $956 for 1998, 1997 and 1996, respectively, (ii) 401(k) Plan contributions by the Company of $2,666, $3,553, and $3,349 for 1998, 1997 and 1996, respectively and (iii) $45,000 of consulting fees accrued by the Company for the three month period following Mr. Logan's termination as an employee. All Other Compensation shown for Mr. Gienapp represents 401(k) Plan contributions by the Company.

(3) Mr. Galvez was appointed Chief Operating Officer on August 15, 1998 and President on October 1, 1998.

(4) Mr. Logan resigned as President and CEO of the Company effective September 30, 1998.

OPTIONS

         The Named Executives were not granted and did not exercise any options in the year ended September 30, 1998. The following table provides information with respect to unexercised options held by the Named Executives as of September 30, 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

     ------------------------------------------------------------------------------------------------------
                                         NUMBER OF SECURITIES
                                        UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-THE-MONEY
                                        OPTIONS AT FY-END (#)               OPTIONS AT FY-END ($)

                                             EXERCISABLE/                       EXERCISABLE/
                  NAME                      UNEXERCISABLE                       UNEXERCISABLE
     ------------------------------------------------------------------------------------------------------
     Matthew S. Galvez                         -0- / -0-                         $-0- / $-0-
     ------------------------------------------------------------------------------------------------------
     Frank G. Logan, III                   140,000 / 80,000                      $-0- / $-0-
     ------------------------------------------------------------------------------------------------------
     David P. Gienapp                       74,000 / 12,000                      $-0- / $-0-
     ------------------------------------------------------------------------------------------------------


COMPENSATION OF DIRECTORS

         Each director who is not an officer or employee of the Company is eligible to receive for his services as such a fee of $1,000 per meeting attended, $500 for each committee meeting attended, and an additional $250 for each committee meeting attended by the chairman of the committee. Director fees were suspended in April 1998 for the remaining meetings held in fiscal 1998, and will not resume until after the Company returns to profitability. Directors who are officers or employees of the Company receive no additional compensation for their service as a director, although they are reimbursed for their reasonable travel expenses when meetings are held in a location other than the metropolitan area in which they reside.

         In addition, the Company has a 1993 Directors Stock Option Plan (the "Directors Plan"). No grants were made under the Directors Plan in the year ended September 30, 1998.


ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of January 26, 1999 with respect to the beneficial ownership of Common Stock by each nominee, each current director, each executive officer named in the Summary Compensation Table under "Executive Compensation", all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding Common Stock (each, a "5% Owner"). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

The table includes shares which may be acquired upon conversion of certain convertible promissory notes dated as of December 1, 1998 (the "Notes") and provisions in certain of the Notes permitting the holder to acquire additional Notes (the "Note Options"). The Notes are convertible into Common Stock at the request of the holder, but the issuance of all but 1,070,000 of the shares into which the Notes may be converted is subject to shareholder approval.

The issuance of shares upon exercise of the Note Options is also subject to shareholder approval. The Company and the holders of the Note Options have agreed (subject to documentation) to amend the Note Options to provide that the Note Options are exercisable for shares of Common Stock rather than Notes, to increase the exercise price from $.25 per share to $1.00 per share and to extend the exercise period to the earlier of April 30, 1999 and the fifth business day after receipt of shareholder approval of the issuance of shares upon exercise of the Note Options. The Company currently intends to seek shareholder approval of such issuances at the 1999 Annual Meeting of Shareholders, expected to be held in late March 1999. Although receipt of shareholder approval is not assured and may not occur within 60 days, the table assumes that such approval will be received within 60 days.


Name                                      Number of Shares          Percent of Class(11)
----                                      ----------------          --------------------
James A. Nichols                            2,199,667 (1)                  29.19%
Michael L. Hershey                          1,787,540 (2)                  26.90%
J. Eric May, Trustee Under
   Declaration of Trust                     1,744,505 (3)                  26.33%
Stephen E. Globus                           1,489,712 (4)                  22.48%
Frank G. Logan, III                           234,552 (5)                   4.38%
Hugo E. Braun                                 146,893 (6)                   2.67%
David P. Gienapp                              108,460 (7)                   2.00%
Garnel F. Graber                               64,110 (8)                   1.19%
Joseph J. Fitzsimmons                          20,664 (9)                   0.38%
Matthew S. Galvez                                   0                       0.00%
All Current Directors and Executive
  Officers as Group (9 persons)             5,817,046 (10)                 56.01%

(1)      Mr. Nichols.     The shares represented in the table include (i) 17,000
shares owned outright; (ii) 1,228,000 shares which may be acquired upon conversion of Notes owned by Mr. Nichols; (iii) 204,667 shares which may be acquired upon conversion of Notes owned by an investment club of which Mr. Nichols is a member; and (iv) 750,000 shares which he has the right to acquire upon exercise of the Note Option granted to him in connection with his acquisition of the Notes. Mr. Nichols business address is 3707 West Maple Road, Bloomfield Hills, MI 48301.

(2)      Mr. Hershey.     The shares represented in the table include (i) the
471,172 shares owned by J. Eric May, Trustee Under Declaration of Trust, over which Mr. Hershey may exercise voting and investment power; (ii) 1,023,333 shares which may be acquired by Mr. May as Trustee upon conversion of Notes;
(iii) 250,000 shares which may be acquired by Mr. May as Trustee upon exercise of the Note Option granted to him in connection with his acquisition of the Notes; (iv) 25,371 shares owned outright by Mr. Hershey; and (v) options to purchase 17,664 shares of Common Stock under the Directors Option Plan which are currently exercisable or are exercisable within sixty days. Mr. Hershey's address is c/o Landis Associates, Inc., 400 West Ninth Street, Suite 100, Wilmington, DE 19801.

(3)      Mr. May.         The shares represented in the table include (i)
471,172 shares owned by Mr. J. Eric May, Trustee Under Declaration of Trust, over which Mr. Hershey may exercise voting and investment power; (ii) 1,023,333 shares which may be acquired by Mr. May as Trustee upon conversion of Notes; and
(iii) 250,000 shares which may be acquired by Mr. May as Trustee upon exercise of the Note Option granted to him in connection with his acquisition of the Notes. Mr. May's address is c/o Wilmington Trust Company, 1100 North Market Street, Wilmington, DE 19890.

(4)      Mr. Globus.      The shares represented in the table include (i) 8,973
shares owned outright by Mr. Globus; (ii) 120,180 shares owned by partnerships over which Mr. Globus exercises voting and investment power; (iii) 87,226 shares owned by certain relatives of Mr. Globus over which Mr. Globus exercises beneficial ownership; (iv) 255,833 shares which may be acquired by Mr. Globus upon conversion of Notes and 62,500 shares which he has the right to acquire upon exercise of the Note Option granted to him in connection with his acquisition of the Notes; (v) 511,667 shares which may be acquired by a partnership upon conversion of Notes and 125,000 shares which it has the right to acquire upon exercise of the Note Option granted to it in connection with its acquisition of the Notes, with respect to which shares Mr. Globus will have voting and investment power; and (vi) 255,833 shares which may be acquired by Mr. Globus' brother upon conversion of Notes and 62,500 shares which he has the right to acquire upon exercise of the Note Option granted to him in connection with his acquisition of the Notes, with respect to which shares Mr. Globus will have beneficial ownership. Mr. Globus' address is 44 West 24th Street, New York, New York 10010.

(5)      Mr. Logan.       The shares represented in the table include (i)
208,588 shares owned outright; and (ii) 25,964 shares owned by Mr. Logan as custodian of certain trusts for his children. Mr. Logan has resigned as a director and officer of the Company.

(6)      Mr. Braun.       The shares represented in the table include (i)
options to purchase 15,108 shares under the Directors Stock Option Plan which are currently exercisable or are exercisable within sixty days; and (ii) currently exercisable warrants to purchase 131,785 shares of Common Stock pursuant to a Term Loan and Warrant Purchase Agreement dated November 7, 1995 between the Company and Onset BIDCO, Inc., of which Mr. Braun is an officer, and others. If such warrants were exercised, Mr. Braun would have sole voting rights and shared investment power with respect to the underlying shares.

(7)      Mr. Gienapp.     The shares represented in the table include (i) 34,460
shares owned outright; and (ii) options to purchase 74,000 shares under the 1993 Stock Option Plan which are currently exercisable or are exercisable within sixty days.

(8)      Mr. Graber.      The shares represented in the table include (i) 16,002
shares owned outright; and (ii) options to purchase 48,108 shares of Common Stock under the Directors Stock Option Plan and special option awards which are currently exercisable or are exercisable within sixty days.

(9) Mr. Fitzsimmons. The shares in the table include (i) 4,000 shares of Common Stock owned outright; and (ii) options to purchase 16,664 shares of Common Stock under the Directors Stock Option Plan which are currently exercisable or are exercisable within sixty days.

(10) All Current Directors and Executive Officers as a Group. The shares represented in the table include the shares described in footnotes (1), (2), (4) and (6) through (9).

(11) For purposes of calculating the percentage of Common Stock beneficially owned by each person, the shares issuable upon exercise of options and warrants held by such person and upon conversion of Notes held by such person are considered outstanding and added to the shares of Common Stock actually outstanding.


ITEM 12        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leased its two-story office building in Virginia Beach, Virginia, which the Company used for its software development and applied systems businesses, from LPS Management, a partnership of which Mr. Logan is a partner. Mr. Logan is a former director, President and Chief Executive Officer of the Company. Lease payments were $6,994 per month. The lease term extends to February 1999, but the building was vacated by the Company on October 1, 1999 and is now occupied by a company formed by Mr. Logan after his resignation from the Company. Total lease expense for the office building was approximately $82,600 and $79,600 for fiscal 1998 and fiscal 1997, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEMATRON CORPORATION


By:          /s/  DAVID P. GIENAPP                     Dated:  January 26, 1999
         ---------------------------------------
         David P. Gienapp,
         Executive Vice President - Finance and
         Administration, Secretary and Treasurer