Form 10KSB/A
period 1998-09-30
NEMATRON CORP
filed 1999-02-12
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A2
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the fiscal year ended SEPTEMBER 30, 1998
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the transition period from _________________to__________________

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  [ ] Yes [ X ] No

================================================================================

The Registrant hereby amends its Form 10-KSB for the fiscal year ended September 30, 1998 to amend Items 6 and 7 as set forth below:

                                     PART II

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

         Cost of revenues include costs related to raw materials and component parts, direct labor, overhead, amortization of capitalized software costs, provisions for warranty costs on products sold and provisions for excess and obsolete inventory. There were no material changes in costs of raw materials, direct labor or overhead as a percentage of total revenue. However, during fiscal 1998, the Company provided significant reserves for obsolete materials related to certain discontinued Industrial Workstation models. The net realizable value of inventory was determined as of September 30, 1998 consistent with prior years and based upon a lower of cost or market determination. The Company prepared various analyses, on a part by part basis, and estimated each part's usage compared to the physical quantities on hand. When the estimated usage was less that the quantities on hand, a valuation reserve was recorded. Monthly and quarterly provisions for obsolete inventory are also made based upon
1) analyses of recorded quantities on hand compared to future estimated uses, 2) movements from the active storeroom to the inactive storeroom, 3) product end of life determinations; and 4) sundry other factors as appropriate in the circumstances. As a consequence of restricted cash resources and the price competition causing decreasing margins on certain older products, together with the success of ICC product models marketed to the automotive and machine tool industries, the Company determined in the fourth quarter of fiscal 1998 to discontinue certain families of products. Additionally, during the fourth quarter of fiscal 1998 the Company determined to concentrate future sales efforts on current models and future models of ICC products. Provisions for excess and obsolete inventory totaled approximately $1.3 million, including approximately $1,000,000 recorded in the fourth quarter of fiscal 1998. The majority of the write-down in the fourth quarter related to the fact that during that period two major customers switched to a new configuration of Industrial Control Computers ("ICCs) and the Company was forced to absorb the cost of a significant portion of its stock of certain motherboards and processors (both of which were to be used in ICCs to be sold to such customers. Although the Company will continue to search for uses of those products, there are no current customers for ICCs configured with those component parts. All of the parts were unique to units for those customers and the Company had either purchased or committed to purchase significant quantities of such component parts. There is no recourse for cost recovery from the customers. The configurations of certain ICC products containing the excess quantities of the discontinued motherboards and processors described above were discontinued as of September 30, 1998. The Company will continue to supply the customers with ICC products containing other component motherboards and processors. Management does not expect any decrease in future revenues or net income relating to the discontinuance of the component parts described above. Absent the special provision for inventory obsolescence in fiscal 1998 and the special charges to cost of revenues recorded in fiscal 1997, the cost of sales as a percentage of total revenues was 62.5% in fiscal 1998, compared to 61.8% in fiscal 1997. During 1998, the Company initially purchased inventory based on estimates of customer orders, and due to volume and pricing issues, certain component parts were purchased in round lots, and periodically the round lot purchases resulted in excess parts when anticipated orders were not received. In the later part of 1998, purchasing practices were altered so that the Company now, to the extent possible, purchases component parts only after the receipt of customer orders. This practice is tempered in instances of the need for short lead times for customer order fulfillment and other customary competitive practices.

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

LIQUIDITY AND CAPITAL RESOURCES


         In August, 1998, the Company recruited Mr. Matthew S. Galvez to assist the Company in its efforts to stem the significant ongoing losses being suffered by the Company. At the direction of the Board of Directors, Mr. Galvez entertained discussions to sell the Company as well as to take on additional investors and financing.

         By the end of October 1998, the Company was overadvanced on its revolving credit facility, and was facing imminent foreclosure by the Company's lenders. In early November 1998, after unsuccessful attempts to sell the business or solicit working capital through other means, and when the Company was faced with imminent closing of its business, the Company negotiated an arrangement with a group of creditors that provided essential working capital to prevent a complete closedown of the Company. The proposal was submitted to the bank, and precipitated a forbearance agreement from the Company's bank. Following receipt of support from the bank, the management and Board of Directors agreed to support the arrangement as an offer of last resort. It was the opinion of management and the Board of Directors that keeping the Company as an ongoing entity, even if the existing shareholder's interests were materially diluted, was a much better result than shutting down the business and risking losing existing business with its significant customers, new business, the loss of its management and employees, and other detrimental effects associated with a shut-down.

         The arrangement with the new investors called for the issuance of convertible notes expiring March 31, 1999, in the aggregate of $1 million, with the notes being convertible into options to acquire the Company's common stock at $.25 per share. In addition, the investors were given the option to contribute an additional $3 million in cash in exchange for convertible notes also excersizable for options to purchase shares at $.25 per share. The noteholders contribute the additional $3 million in exchange for convertible notes expires January 31, 1999.

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

         As discussed above, on December 1, 1998, the Company closed on a private placement of $1 million of convertible promissory notes. The notes bear interest at 7% and are due on March 31, 1999. The notes are payable with and convertible into the Company common stock (subject to shareholder approval) valued at $.25 per share and grant the note holders options to acquire additional convertible promissory notes in the amount of $3 million through January 31, 1999. Shareholder approval is also required for the conversion of the option shares. Management believes that the options will be exercised and an additional $3 million in funding will be received prior to the option expiration date. The board intends to call a meeting of the shareholders prior to the expiration of the option on March 31, 1999 and seek to obtain shareholder approval for the issuance of the shares pursuant to the convertible promissory notes and the option agreement. See Note 2 to the Consolidated Financial Statements.

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


UNCERTAINTIES RELATING TO DEVELOPMENT OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         Intec Controls Corp.

         On March 31, 1997, the Company completed its merger of its wholly-owned subsidiary, NemaSoft, Inc., with Intec Controls Corp. ("Intec") a developer of high-performance regulatory control software used primarily by process industries. The Company recorded this transaction using the purchase method of accounting. One asset the Company acquired from Intec was in-process research and development ("IPR&D"), which represents, at estimated fair value using the income approach, the present value of the projected cash flow that will be generated by the IPR&D project if successfully completed.

         The $1,644,000 of acquired IPR&D pursuant to the Intec transaction was related to a synergistic product based upon a combination of technology developed both by Intec and the Company. The product was identified but had not yet reached the point of technological feasibility, and included features of direct machine control, human-machine interface and process measurement. Also included in the product are features concerning Windows NT compatibility, flowchart programming and a PC-based programming environment. In determining the value of the acquired IPR&D, the Company identified the components of an existing product acquired from Intec, which needed to be revised or substantially rewritten. Management then estimated the costs involved in the process, including costs to complete the design, coding and testing, the expected revenue less operating expenses and applicable taxes, and charges related to fixed assets, technological updates, distribution, royalties and other. At the date of acquisition, management expected that the products would successfully be developed and estimated that first revenues would be achieved in fiscal 1998. The Company successfully developed the product in fiscal 1998 and began to realize net revenues from the efforts described above. Management believes that resulting product is viable and that revenues in excess of costs will continue to be received from the successful marketing of the product.

         Virtual-Time Software, Inc.

         On June 20, 1997 the Company completed a merger of its wholly-owned subsidiary, Imagination Systems, Inc., with Virtual-Time Software, Inc. ("VTS"), a developer of real-time operating system products which provide for high-speed deterministic performance to Microsoft's Windows(R) operating systems. The Company recorded this transaction using the purchase method of accounting. One asset the Company acquired from VTS was IPR&D, which represents, at estimated fair value using the income approach, the present value of the projected cash flow that will be generated by the IPR&D project if successfully completed.

The $400,000 of acquired IPR&D pursuant to the VTS transaction was related to a synergistic product based upon a combination of technology developed both by VTS and the Company. The product was identified but had not yet reached the point of technological feasibility, and included features of direct machine control in a Windows - based programming environment. In determining the value of the acquired IPR&D, the Company identified the components of an existing product acquired from VTS, which needed to be revised or substantially rewritten to target a particular niche market. Management then estimated the costs involved in the process, including costs to complete the design, coding and testing, the expected revenue less operating expenses and applicable taxes, and charges related to fixed assets, technological updates, distribution, royalties and other. At the date of acquisition, management expected that the products would successfully be developed and estimated that first revenues would be achieved in fiscal 1999. However, in the fourth quarter of fiscal 1998, the Company decided to abandon the contemplated project. In connection therewith, development efforts were halted. Management believes that the effect on future results of operations from the cessation of development efforts is not significant.


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

NEMATRON CORPORATION


By:         /S/  DAVID P. GIENAPP                     Dated:  February 12, 1999
     -------------------------------------------
     David P. Gienapp,
     Executive Vice President - Finance and
     Administration, Secretary and Treasurer

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

               Report of Independent Certified Public Accountants
               --------------------------------------------------


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




 /s/ Grant Thornton LLP

December 4, 1998
Detroit, Michigan

                      NEMATRON CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1998

                             Assets (Notes 8 and 10)
                             -----------------------




Current assets:
    Cash and cash equivalents                                                                                          $    357,724
    Accounts receivable, net of allowance for doubtful accounts of $381,000                                               2,514,741
    Inventories (Note 7)                                                                                                  2,103,434
    Prepaid expenses and other current assets                                                                               295,321
                                                                                                                       ------------
                  Total current assets                                                                                    5,271,220

Property and equipment:
    Land                                                                                                                    117,000
    Building and improvements                                                                                             2,287,970
    Equipment                                                                                                             6,694,705
                                                                                                                       ------------
                                                                                                                          9,099,675
Less accumulated depreciation                                                                                            (5,475,815)
                  Net property and equipment                                                                              3,623,860

Other assets:
    Software and related development costs, net of accumulated 3,942,695 amortization of $2,314,845 (Notes 3, 4 and 5)
    Other intangible assets, net of accumulated amortization of $2,165,775 (Notes 3, 4 and 5)                             1,002,225
                                                                                                                       ------------
                  Net other assets                                                                                        4,944,920
                                                                                                                       ------------

                  Total assets                                                                                         $ 13,840,000

                           Liabilities and Stockholders' Equity
                           ------------------------------------

Current liabilities:
    Note payable to bank (Note 8)                                                                                      $  3,514,000
    Accounts payable                                                                                                      1,414,417
    Trade notes payable (Note 9)                                                                                          1,545,956
    Other accrued liabilities                                                                                             1,866,366
    Current maturities of long-term debt (Note 10)                                                                        1,832,791
                                                                                                                       ------------
                  Total current liabilities                                                                              10,173,530

Long-term debt, less current maturities (Note 10)                                                                         2,084,346
Deferred tax liability (Note 11)                                                                                            189,000
                                                                                                                       ------------

                  Total liabilities                                                                                      12,446,876

Commitments and contingencies (Note 14)                                                                                           -

Stockholders' equity:
    Common stock, no par value; 15,000,000 shares authorized, 5,353,316 shares
       issued and outstanding (Notes 2, 12 and 13)                                                                       21,664,809
    Foreign currency translation adjustment                                                                                  (6,080)
    Accumulated deficit                                                                                                 (20,265,605)
                                                                                                                       ------------
                  Total stockholders' equity                                                                              1,393,124

                  Total liabilities and stockholders' equity                                                           $ 13,840,000
                                                                                                                       ============


          See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the years ended September 30, 1997 and 1998



                                                                                                     1997                  1998
                                                                                                ------------           -------------

Net revenues                                                                                    $ 20,875,397           $ 16,829,334
Cost of revenues (Note 5)
                                                                                                  17,668,774             11,512,950
                                                                                                ------------           ------------

                  Gross profit                                                                     3,206,623              5,316,384

Operating expenses:
    Product development costs                                                                      2,151,698              2,196,390
    Selling, general, and administrative expenses                                                  9,357,460             10,521,663
    Other charges (Note 5)                                                                           727,582              1,669,698
    Write-off of in-process research and development costs relating to the
       Intec Controls Corp. acquisition (Note 4)                                                   1,655,000                      -
    Write-off of in-process research and development costs relating to the
       Virtual-Time Software, Inc., acquisition (Note 4)                                             400,000                      -
                                                                                                ------------           ------------

                  Total operating expenses                                                        14,291,740             14,387,751
                                                                                                ------------           ------------

Operating loss                                                                                   (11,085,117)            (9,071,367)
                                                                                                ------------           ------------

Other income (expense):
    Interest expense                                                                                (361,894)              (735,256)
    Foreign currency gain (loss)                                                                    (155,027)                 2,900
    Sundry income (expense), net                                                                     103,659                (17,105)
                                                                                                ------------           ------------

                  Total other expense                                                               (413,262)              (749,461)
                                                                                                ------------           ------------

Loss before income taxes                                                                         (11,498,379)            (9,820,828)

Income taxes (tax benefit) (Note 11)                                                                       -               (811,000)
                                                                                                ------------           ------------

                  Net loss                                                                      $(11,498,379)          $ (9,009,828)
                                                                                                ============           ============

Loss per share - basic                                                                          $      (2.33)          $      (1.69)
                                                                                                ============           ============

Weighted average shares outstanding - basic                                                        4,933,939              5,345,889
                                                                                                ============           ============


          See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the years ended September 30, 1997 and 1998




                                                                                                        Retained
                                                       Common Stock                  Foreign            Earnings
                                              -----------------------------         Currency          (Accumulated
                                                 Shares            Amount          Translation          Deficit)            Total
                                              ----------       ------------       -------------      ------------       ------------

 Balance, October 1, 1996                      4,558,248       $ 17,572,814       $    (85,518)      $    242,602       $ 17,729,898

 Net loss for the year ended
    September 30, 1997                       (11,498,379)       (11,498,379)
 Foreign currency translation
    adjustment                                    77,947             77,947
 Shares issued pursuant to
    merger with Intec Controls                   587,594          3,305,205          3,305,205
    Corp. (Note 4)
 Shares issued pursuant to
    merger with Virtual-Time
    Software, Inc.                                67,301            403,806            403,806
    (Note 4)
 Exercise of options, net of
    13,083 shares redeemed                        72,148            136,667            136,667
 Exercise of warrants                             44,647            170,921            170,921
                                            ------------       ------------       ------------       ------------       ------------

 Balance, September 30, 1997                   5,329,938         21,589,413             (7,571)       (11,255,777)        10,326,065

 Net loss for the year ended
    September 30, 1998                        (9,009,828)        (9,009,828)
 Foreign currency translation
    adjustment                                     1,491              1,491
 Exercise of options, net of 850
    shares redeemed                               11,050             27,250             27,250
 Exercise of warrants                             12,328             48,146             48,146
                                            ------------       ------------       ------------       ------------       ------------

Balance, September 30, 1998                    5,353,316       $ 21,664,809       $     (6,080)      $(20,265,605)      $  1,393,124
                                            ============       ============       ============       ============       ============



          See accompanying notes to consolidated financial statements.
                                      F-5

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the years ended September 30, 1997 and 1998


                                                                                                      1997                  1998
                                                                                                 ------------          -------------
Cash flows from operating activities:
    Net loss                                                                                     $(11,498,379)         $ (9,009,828)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                                6,179,918             3,944,397
       Write-off of in-process research and development costs (Note 4)                              2,055,000                     -
       Loss on disposal of property and equipment                                                           -                54,711
       Deferred income tax benefit                                                                          -              (811,000)
       Debt retirement expense                                                                        122,340                     -
       Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                                       2,535,869             1,690,456
          Inventories                                                                                 143,617             2,295,992
          Prepaid expenses and other current assets                                                   248,403               233,150
          Accounts payable                                                                           (157,326)            1,490,242
          Other accrued liabilities                                                                  (224,832)               48,228
                                                                                                 ------------          ------------
                  Net cash used in operating activities                                              (595,390)              (63,652)
                                                                                                 ------------          ------------

Cash flows from investing activities:
    Acquisition of Intec Controls Corp. (Note 4)                                                      281,058                     -
    Acquisition of Virtual-Time Software, Inc., net of $6,327 cash acquired
       (Note 4)                                                                                       (93,673)                    -
    Additions to capitalized software development costs and other intangible
       assets                                                                                      (2,512,111)           (2,017,384)
    Additions to property and equipment                                                              (827,861)             (271,067)
    Proceeds from sale of property and equipment                                                            -                60,921
                                                                                                 ------------          ------------
                  Net cash used in investing activities                                            (3,152,587)           (2,227,530)
                                                                                                 ------------          ------------

Cash flows from financing activities:
    Borrowings under long-term debt agreements                                                      1,800,000                     -
    Net proceeds of note payable to bank                                                            1,141,000             2,373,000
    Proceeds from exercise of options and warrants                                                    307,588                75,396
    Repayments of long-term debt                                                                   (2,264,350)             (702,164)
    Repayments of trade notes payable                                                                       -              (241,805)
    Additions to deferred financing fees                                                              (39,211)                    -
                                                                                                 ------------          ------------
                  Net cash provided by financing activities                                           945,027             1,504,427
                                                                                                 ------------          ------------

Foreign currency translation effect on cash                                                             2,975                 1,491
                                                                                                 ------------          ------------

Net decrease in cash and cash equivalents                                                          (2,799,975)             (785,264)
Cash and cash equivalents at beginning of year                                                      3,942,963             1,142,988
                                                                                                 ------------          ------------

Cash and cash equivalents at end of year                                                         $  1,142,988          $    357,724
                                                                                                 ============          ============

Supplemental disclosures of cash flow information:
    Cash paid for interest, net of amounts capitalized                                           $    344,551          $    687,023
    Cash paid for income taxes                                                                   $          -          $          -
Supplemental disclosures of noncash financing and investing activities:
    Conversion of trade accounts payable to trade notes payable (Note 9)                         $          -          $  1,787,761
    Acquisition of equipment under capital lease obligations (Notes 10 and 14)                   $    544,014          $    342,692




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

       Revenue Recognition

       Revenues from hardware product sales are recognized upon delivery and when collection is probable. Revenues from service and repair of computers are recognized as the services are performed. Revenues from software and engineering development are recognized as the Company performs the services, in accordance with the contract terms. Revenues from extended warranty agreements covering software are recognized ratably over the terms of the agreement with the customer. Revenues from software license agreements and from bundled products (hardware products pre-loaded with software covered by applicable license agreements) are deferred until all conditions in SOP 91-1, "Software Revenue Recognition", are met; such conditions include the delivery of the product, the performance of all obligations so that remaining obligations are no longer significant, and collectibility is probable. The Company has established programs which, under specified terms and limited conditions, enable its distributors to return limited amounts of product. The effect of these programs is estimated, and current period revenues and cost of revenues are reduced accordingly.

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

       Other Recent Pronouncements (Continued)

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998



(4)    ACQUISITIONS (CONTINUED)

       The allocation of total purchase price to assets acquired and liabilities assumed as of the respective purchase dates was as follows:



                                                                            Intec                VTS
                                                                        -----------          ---------

               Current assets                                           $ 1,005,000          $   6,000
               Software and related development costs                     2,058,000            475,000
               Other intangible assets                                    2,352,000            216,000
               Property and equipment                                       305,000             16,000
               Deferred tax liability                                    (1,000,000)                -
               Other liabilities                                           (985,000)           (19,000)
                                                                        -----------          ---------

                                                                        $ 3,735,000          $ 694,000
                                                                        ===========          =========


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

       The $1,655,000 of acquired in-process R&D pursuant to the Intec transaction in March 1997 was related to a synergistic product based upon a combination of technology developed both by Intec and the Company. The product was identified but had not yet reached the point of technological feasibility, and included features of direct machine control, human-machine interface and process measurement. Also included in the product are features concerning Windows NT compatibility, flowchart programming and a PC-based programming environment. In determining the value of the acquired in-process R&D, the Company identified the components of an existing product acquired from Intec, which needed to be revised or substantially rewritten. Management then estimated the costs involved in the process, including costs to complete the design, coding and testing, the expected revenue less operating expenses and applicable taxes, and charges related to fixed assets, technological updates, distribution, royalties and other costs.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998


(4)    ACQUISITIONS, CONTINUED

       The $400,000 of acquired in-process R&D pursuant to the VTS transaction in June 1997 was related to a synergistic product based upon a combination of technology developed both by VTS and the Company. The product was identified but had not yet reached the point of technological feasibility, and included features of direct machine control in a Windows
       - based programming environment. In determining the value of the acquired in-process R&D, the Company identified the components of an existing product acquired from VTS, which needed to be revised or substantially rewritten to target a particular niche market. Management then estimated the costs involved in the process, including costs to compete the design, coding and testing, the expected revenue less operating expenses and applicable, taxes, and charges related to fixed assets, technological updates, distribution, royalties and other costs.

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


                                                                                     1997
                                                                                ------------
                                                                                 (Unaudited)

                  Net revenues                                                  $ 22,825,183
                  Net loss                                                      $(11,255,075)
                  Net loss per share                                            $      (2.28)


(5)    WRITE-DOWNS AND OTHER CHARGES

       Write downs and other charges consist of the following:


                                                                        Year Ended September 30
                                                                      1997                   1998
                                                                    ------------         ----------
         Charged to cost of revenues:
            Write-down of software and related development          $  4,061,304         $        -
               costs
            Write-down of inventories                                    707,383          1,001,742
                                                                    ------------         ----------

                                                                    $  4,768,687         $1,001,742
                                                                    ============         ==========

         Charged to operating expenses:
            Write-down of other intangible assets                   $    359,406         $1,319,698
            Provision for loss on closing U.S. offices
                                                                               -            350,000
            Loss on closing of Netherlands office                        245,836                  -
            Debt retirement expense                                      122,340                  -
                                                                    ------------         ----------

                                                                    $    727,582         $1,669,698
                                                                    ============         ==========

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998



(5)    WRITE-DOWNS AND OTHER CHARGES (CONTINUED)

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

(7)    INVENTORIES

       Inventories are summarized as follows:


                                                                   September 30,
                                                                       1998
                                                                  --------------

         Purchased parts and accessories                          $ 1,100,202
         Finished goods                                               158,472
         Work-in-process                                              370,840
         Demonstration units                                          357,456
         Service stock                                                116,464
                                                                  -----------

                         Total inventories                        $ 2,103,434
                                                                  ===========

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998



(10)   LONG-TERM DEBT

       Long-term debt consists of the following:


                                                                                             September 30,
                                                                                                  1998
                                                                                               -----------
         Mortgage  loan  payable to a bank,  interest  at 9.5% per  annum;  payable in monthly  installments  of $29,900  through  September 2001, at which time the  remaining  principal  and any  interest  thereon is due. The loan is collateralized  by a first mortgage of the Company's land and building in
             Ann Arbor, Michigan                                                               $ 1,998,509
         Term  note  payable  to a  bank,  interest  at  LIBOR  plus  2.5%  per  annum
             (effective  rate of 8.25% at  September  30,  1998)  payable  in  monthly installments  of $30,000 plus  interest  through  January 31,  1999.  The
             note is  collateralized  by  substantially  all  assets,  other than real           1,230,000
             property, and a third mortgage on the Company's real estate
         Capitalized lease obligations and other                                                   688,628
                                                                                               -----------

                        Total long-term debt                                                     3,917,137

        Less current maturities                                                                 (1,832,791)
                                                                                               -----------

                        Total long-term debt, less current maturities                          $ 2,084,346
                                                                                               ===========


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

       The aggregate amounts of long-term debt maturities at September 30, 1998, are as follows:


         Year ended September 30:
                      1999                                                             $ 1,832,791
                      2000                                                                 279,652
                      2001                                                               1,690,569
                      2002                                                                  49,881
                      2003                                                                  54,643
                      2004                                                                   9,601
                                                                                       -----------

                        Total long-term debt                                           $ 3,917,137
                                                                                       ===========

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998


(11)   TAXES ON INCOME

       The following reconciles the statutory federal income tax rate to the Company's effective tax rate:


                                                                             Year ended September 30,
                                                                               1997               1998
                                                                             -------            --------
         Income tax benefit based on the federal statutory rate               (34.0)%             (34.0)%
         Generation of net operating loss carryforwards                        34.0%               34.0%
         Effect of impairment and amortization of intangible assets
                                                                                0.0%                8.3%
                                                                            -------             -------

         Effective tax rate                                                     0.0%                8.3%
                                                                            =======             =======

       The domestic and foreign components of income (loss) before taxes on income are as follows:


                                                                            Year ended September 30,
                                                                         1997                 1998
                                                                      -----------          ----------

              Domestic loss                                          $(11,220,617)        $(9,879,752)
              Foreign income (loss)                                      (277,762)             58,924
                                                                     ------------         -----------

              Total loss before tax benefit                          $(11,498,379)        $(9,820,828)
                                                                     ============         ===========


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

       Temporary differences and carryforwards which give rise to the net deferred tax position are as follows:


                                                                                        September 30,
                                                                                               1998
                                                                                          -----------
         Deferred tax assets:
            Inventories                                                                   $   814,000
            Accounts receivable                                                               129,000
            Property and equipment                                                            101,000
            Other                                                                             119,000
            Net operating loss carryforwards                                                6,588,000
                                                                                          -----------

                          Total deferred tax assets                                         7,751,000
        Less valuation allowance against deferred tax assets                               (6,284,000)
                          Net deferred tax assets                                           1,467,000
        Deferred tax liability - capitalized software development costs
            and other intangible assets                                                    (1,656,000)

                          Net deferred tax position                                       $  (189,000)
                                                                                          ===========

                                      F-19

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998



(11)   TAXES ON INCOME (CONTINUED)

       During the years ended September 30, 1997 and 1998, the valuation allowance increased by $3,786,000 and $2,112,000, respectively. At September 30, 1998, the Company has net operating loss carryforwards of approximately $19,400,000, which expire at various dates between 2003 and 2013. Utilization of these carryforwards is subject to annual limitations under current IRS regulations. The Company has established valuation allowance for the estimated amount of the total limitation on the utilization of the net operating loss carryforwards. Realization of net deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

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

       Information with respect to options under the 1993 Stock Option Plan, the 1993 Directors Option Plan, and special option grants for the two years ended September 30, 1998, is as follows:


                                                     Outstanding                        Exercisable
                                         ---------------------------                 ---------------------
                                                           Wtd. Ave.                 Wtd. Ave.     Number
                                            Number         Exercise       Number      Exercise   Available
                                         Outstanding          Price    Exercisable       Price   For Grant
                                         -----------        --------   -----------    ---------  ---------

           Balance, October 1, 1996         518,884          $4.63       253,032       $4.33      267,700

           Increase in authorized
           shares:
              1993 Plan                                                                           200,000
              Directors Option Plan                                                               100,000
           Granted                          501,570          $5.82                               (496,820)
           Exercisable                                                   118,397       $4.87
           Exercised                        (85,231)         $2.57       (85,231)      $2.57
           Forfeited                        (80,219)         $5.19       (58,204)                  80,219
                                           --------                      --------                --------

           Balance, September 30, 1997      855,004          $5.48       227,994       $5.05      151,099

           Granted                          269,700          $3.39                               (269,700)
           Exercisable                                                   251,507       $5.59
           Exercised                        (11,900)         $2.70       (11,900)      $2.70
           Forfeited                       (199,684)         $5.45        (8,187)                 199,684
                                           --------                      --------                --------

           Balance, September 30, 1998       913,120         $4.89       459,414       $5.24       81,083
                                           =========                    ========                 ========

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998



(12)   EMPLOYEE BENEFIT PLANS, CONTINUED

Information concerning outstanding options at September 30, 1998 is as follows:

                                             Outstanding                             Exercisable
                          --------------------------------------------       --------------------------
                                               Weighted
                           Number of           Average        Weighted        Number of        Weighted
           Range of         Options           Remaining       Average          Options          Average
           Exercise       Outstanding        Contractual      Exercise       Exercisable       Exercise
            Prices         At 9-30-98            Life           Price        At 9-30-98           Price
            ------         ----------            ----           -----        ----------           -----
       $2.00 to $3.00       251,550            8.4 years       $2.19             98,850           $2.50
       $3.01 to $5.00        84,750            7.2             $4.20             73,747           $4.12
       $5.01 to $7.00       547,820            8.5             $6.05            263,484           $6.28
       $7.01 to $8.75        29,000            7.7             $8.41             23,333           $8.66
                           --------                                            --------

                            913,120            8.4             $4.89            459,414           $5.24
                           ========                                            ========


       The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost been determined based on the fair value of such awards at the date of grant consistent with the provisions of SFAS No. 123, the Company's total and per share net income (loss) would have been as follows:


                                                                          1997                 1998
                                                                   -------------        -------------
       Net loss
          As reported                                              $(11,498,379)         $(9,009,828)
          Pro forma                                                $(12,029,150)         $(9,570,278)
       Net loss per share
          As reported                                                 $ (2.33)             $ (1.69)
          Pro forma                                                   $ (2.44)             $ (1.79)

         The fair values of options granted during 1997 and 1998 were determined using the Black-Scholes option-pricing model based on the following assumptions:


                                                                          1997                 1998
                                                                     ------------          ------------

       Risk-free interest rate                                           6.6%                  5.8%
       Dividend yield                                                     0%                    0%
       Expected life                                                 3 to 6 years          3 to 6 years
       Expected volatility                                               61.7%                74.1%


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

(13)   WARRANTS

       The Company has outstanding warrants for the purchase of its common stock as follows:


                                              ISI                  UAI            Subordinated          Intec
                                          Acquisition          Acquisition           Debt             Acquisition           Total
                                          -----------          -----------           ----             -----------           -----

Exercise price                              $   2.50            $   4.81            $   4.00            $   6.73
Expiration date                              3/03/98            11/20/97            10/31/02             2/20/00

Balance, October 1,
           1996                               10,039             137,000             237,214                   -            384,253

Issued in connection
    with the Intec                           124,998             124,998
    acquisition

Exercised                                     (5,111)                  -             (39,536)                  -            (44,647)
                                            --------            --------            --------            --------           --------

Balance
    September 30,
       1997                                    4,928             137,000             197,678             124,998            464,604

Exercised                                     (4,828)             (7,500)                  -                   -            (12,328)
Expired                                         (100)           (129,500)                  -                   -           (129,600)
                                            --------            --------            --------            --------           --------

Balance
   September 30, 1997
                                                   -                   -             197,678             124,998            322,676
                                            ========            ========            ========            ========           ========



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



(14)   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

       A summary of commitments under noncancelable leases as of September 30, 1998, is as follows:


                                      Capital Leases          Operating Leases                Total
                                      --------------          ----------------                -----
         Year ending September 30,
                    1999                $ 417,210                 $ 132,116                $ 549,326
                    2000                   82,593                    85,002                  167,595
                    2001                   56,869                    55,959                  112,828
                    2002                   49,881                     4,152                   54,033
                    2003                   54,643                     1,730                   56,373
                                             2004                     9,601                    9,601
                                        ---------                 ---------                ---------
         Total minimum lease
         obligation                     $ 670,797                 $ 278,959                $ 949,756
                                                                  =========                =========
         Less amounts representing
            interest                     (114,256)
         Present value of minimum
            lease payments              $ 556,541
                                        =========

       Total rental expense in fiscal 1997 and 1998 was approximately $308,000 and $245,000, respectively.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                           September 30, 1997 and 1998



(14)   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

       Net revenues include export sales to various countries. A summary of both foreign and domestic revenues is as follows:


                                                                        Year Ended September 30,
                                                                        ------------------------
                                                                      1997                  1998
                                                                      ----                  ----
         Foreign:
            France                                                $ 1,687,171           $ 1,795,275
            Other countries                                         4,296,205             3,429,303
                                                                  -----------           -----------
                        Total foreign revenues                      5,983,376             5,224,578
         United States revenues                                    14,892,021            11,604,756
                                                                  -----------           -----------

                        Total revenues                            $20,875,397           $16,829,334
                                                                  ===========           ===========


       Long-lived assets include property and equipment, capitalized software development costs and other intangible assets. A summary of both foreign and domestic long-lived assets at depreciated or amortized cost is as follows:


                                                                        September 30, 1998
                                                                        ------------------

           Foreign countries                                             $    72,440
            United States                                                  8,496,341
                                                                         -----------

                                                                         $ 8,598,781


(16)   SIGNIFICANT CUSTOMER

       The Company has one significant customer to which it sold $1,045,000 and $1,795,000 in fiscal 1997 and 1998, respectively. Accounts receivable from this customer approximated $783,000 and $442,000 at September 30, 1997 and 1998, respectively.