Form 10QSB
period 1998-12-31
NEMATRON CORP
filed 1999-02-12
CIK 892832

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

                For the quarterly period ended DECEMBER 31, 1998


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______ to ______

Commission File Number: 0-21142


                              NEMATRON CORPORATION
        (Exact name of small business issuer as specified in its charter)



            MICHIGAN                                    38-2483796
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


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

         No par value Common Stock: 5,353,316 SHARES OUTSTANDING AS OF FEBRUARY 5, 1998

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO


================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1998


                                                                    DECEMBER 31,           SEPTEMBER 30,
                                                                       1998                    1998
                                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $    106,730           $    357,724
     Accounts receivable, net of allowance for doubtful
         accounts of $368,000 at December 31, 1998, and
         $381,000 at September 30, 1998                                1,999,900              2,514,741
     Inventories (Note 2)                                              1,884,335              2,103,434
     Prepaid expenses and other current assets                           305,310                295,321
                                                                    ------------           ------------
              Total Current Assets                                     4,296,275              5,271,220
PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $5,685,402 at December 31, 1998 and $5,475,815 at
     September 30, 1998                                                3,344,140              3,942,695
OTHER ASSETS:
     Software and related development costs, net of amortization of  $2,557,639 at December 31,1998, and $2,314,845 at
         September 30, 1998                                            3,880,284              1,002,225
     Other intangible assets, net of amortization of $2,225,842 at
         December 31, 1998 and $2,165,775 at September 30,1998           942,158              3,008,547
                                                                    ------------           ------------
              Net Other Assets                                         4,822,442              4,944,920
                                                                    ------------           ------------

              TOTAL ASSETS                                          $ 12,462,857           $ 13,840,000
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                           $  2,715,457           $  3,514,000
     Accounts payable                                                  1,409,645              1,414,417
     Trade notes payable                                               1,123,956              1,545,956
     Other accrued expenses                                            1,387,403              1,866,366
     Convertible promissory notes payable                              1,000,000                     -0-
     Current maturities of long-term debt (Note 3)                     1,576,492              1,832,791
                                                                    ------------           ------------
              Total Current Liabilities                                9,212,953             10,173,530

LONG-TERM DEBT, less current maturities (Note 3)                       2,182,783              2,084,346
DEFERRED TAX LIABILITY                                                   178,200                189,000
                                                                    ------------           ------------
              Total Liabilities                                       11,573,936             12,446,876

STOCKHOLDERS' EQUITY:
     Common stock, no par value, 15,000,000 shares authorized;
         5,353,316 shares issued and outstanding
         at December 31, 1998 and  September 30, 1998                 21,664,809             21,664,809
     Foreign currency translation adjustment                              (7,134)                (6,080)
     Accumulated deficit                                             (20,768,754)           (20,265,605)
                                                                    ------------           ------------
              Total Stockholders' Equity                                 888,921              1,393,124
                                                                    ------------           ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 12,462,857           $ 13,840,000
                                                                    ============           ============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE QUARTERS ENDED DECEMBER 31, 1998 AND 1997



                                                                           QUARTER          QUARTER
                                                                            ENDED            ENDED
                                                                          DECEMBER 31,     DECEMBER 31,
                                                                           1998               1997
                                                                                         (RECLASSIFIED)
                                                                         (UNAUDITED)      (UNAUDITED)

NET REVENUES                                                            $  3,186,910      $ 4,351,308

COST OF REVENUES                                                           2,084,915        3,037,120
                                                                        ------------       ----------

              Gross Profit                                                 1,101,995        1,314,188

OPERATING EXPENSES:
     Product development costs                                               131,987          209,212
     Selling, general and administrative expenses                          1,323,945        2,300,862
                                                                        ------------      ------------
              Total Operating Expenses                                     1,455,932        2,510,074
                                                                        ------------      -----------

              Operating Loss                                                (353,937)      (1,195,886)

OTHER INCOME (EXPENSE):
     Interest expense                                                       (158,804)        (143,487)
     Sundry income (expense), net                                             (1,208)           1,154
                                                                        ------------      -----------
              Total Other Income (Expense)                                  (160,012)        (142,333)
                                                                        ------------      -----------

LOSS BEFORE INCOME TAXES                                                    (513,948)      (1,338,219)

INCOME TAXES BENEFIT (NOTE 4)                                                 10,800              -0-
                                                                        ------------      -----------

NET LOSS                                                                $   (503,149)     $ (1,338,219)
                                                                        ============      ============

BASIC LOSS PER SHARE (NOTE 5)                                           $      (0.09)     $     (0.25)
                                                                        ============      ===========

DILUTED LOSS PER SHARE (NOTE 5)                                         $      (0.09)     $     (0.25)
                                                                        ============      ===========

Weighted average shares outstanding - basic                                5,353,316        5,335,168
                                                                        ============      ===========

Weighted average shares outstanding - diluted                              5,353,316        5,335,168
                                                                        ============      ===========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE QUARTERS ENDED DECEMBER 31, 1998 AND 1997

                                                                     QUARTER ENDED         QUARTER ENDED
                                                                   DECEMBER 31, 1998     DECEMBER 31, 1997
                                                                      (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $ (503,149)         $ (1,338,219)
     Adjustments to reconcile net loss to net cash flows
     used in operating activities:
         Depreciation and amortization                                    544,013               547,968
         Deferred income tax benefit                                      (10,800)                  -0-
         Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                         514,841               (98,142)
              Inventories                                                 219,099              (243,645)
              Prepaid expenses and other current assets                    (9,989)              (65,151)
              Accounts payable                                             (4,772)             (161,000)
              Accrued expenses                                           (444,468)             (188,560)
                                                                       ----------          ------------
              Net Cash Provided By (Used In) Operating Activities         304,775            (1,546,749)
                                                                       ----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to capitalized software development costs                 (180,382)             (638,214)
     Additions to property and equipment, net of minor disposals           (8,723)             (224,474)
                                                                       ----------          ------------
              Net Cash Used In Investing Activities                      (189,105)             (862,688)
                                                                       ----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of convertible promissory notes             1,000,000                   -0-
     Proceess from disposals of property and equipment                     12,795                   -0-
     Increase (decrease) in note payable to bank                         (798,543)            1,736,000
     Payment of trade notes payable                                      (422,000)                  -0-
     Increase in other notes payable                                          -0-               109,613
     Proceeds from exercise of options and warrants                           -0-                41,491
     Payments of long-term debt                                          (157,862)             (165,306)
                                                                       ----------          ------------
              Net Cash Provided By (Used In) Financing Activities        (356,610)            1,721,798
                                                                       ----------          ------------

FOREIGN CURRENCY TRANSLATION EFFECT                                        (1,054)                 (584)
                                                                       ----------          ------------

Net Decrease In Cash and Cash Equivalents                                (250,994)             (688,223)
Cash and Cash Equivalents at Beginning of Period                          357,724             1,142,988
                                                                       ----------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  106,730          $    454,765
                                                                       ==========          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                            $  142,255          $    149,026
     Cash paid for income taxes                                               -0-                   -0-

                      NEMATRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Ltd., a United Kingdom corporation; Nematron Europa BV, an inactive Netherlands corporation, and NemaSoft, Inc. ("NemaSoft") and Imagination Systems, Inc., ("ISI") both Michigan corporations. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB and amendments thereto

Certain reclassifications have been made to the fiscal 1998 presentation to conform to classifications used in fiscal 1999.

The results of operations for the three-month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

Inventories consist of the following at December 31, 1998, and September 30, 1998:


                                                 DECEMBER 31, 1998         SEPTEMBER 30, 1998

      Purchased parts and accessories               $ 1,142,431                $ 1,100,202
      Work in process                                   307,762                    370,840
      Finished goods, demo units and service stock      434,142                    632,392
                                                    -----------                -----------

          Total Inventory                           $ 1,884,335                $ 2,103,434
                                                    ===========                ===========


NOTE 3 - SHORT-TERM AND LONG-TERM DEBT

On September 28, 1998, December 1, 1998 and January 31, 1999, the Company entered into amendments to the loan agreements and into a Repayment Agreement with the bank which provided, among other things, for a modification of certain terms of the Term Note, two Equipment Notes and the Revolving Credit Note. The Revolving Credit Note, as amended contains various affirmative and negative covenants. The Company is in violation of these covenants.

Under the terms of the amended agreements, the amount available under the Revolving Credit Note is $5,000,000 and is limited by a borrowing formula which allows for advances up to a maximum of the sum of 80% of eligible domestic and foreign accounts, plus 35% of inventory, plus a Permitted Overadvance of $1,000,000 through April 15, 1999 . The interest rate on the credit line borrowings is at the bank's prime interest rate plus 2% (10.25% effective rate at December 31, 1998). Amounts borrowed under the line of credit are due in full on October 31, 1999.

Long-term debt includes the following debt instruments at December 31, 1998, and September 30, 1998:


                                                  DECEMBER 31, 1998         SEPTEMBER  30, 1998

      Mortgage loan payable to bank                 $ 1,956,474                $ 1,998,509
      Term note payable                               1,170,000                  1,230,000
      Capitalized lease obligations and other notes     632,801                    688,628
                                                    -----------                -----------

          Total long-term debt                        3,759,275                  3,917,137

      Less current maturities                        (1,576,492)                (1,832,791)
                                                    -----------                -----------

      Long-term debt, less current maturities       $ 2,182,783                $ 2,084,346
                                                    ===========                ===========

The mortgage loan agreement contains covenants that require the Company to maintain a minimum tangible net worth and a minimum debt-to-equity ratio. The Company was not in compliance with these covenants; however, the Company's lender has waived these defaults through October 1, 1999.

The loan agreement with the bank regarding the term note and two equipment notes includes various affirmative and negative covenants, the most restrictive of which are (1) the prohibition of dividend payments, and (2) requirements to maintain (a) a specified ratio of current assets to current liabilities, (b) a specified ratio of liabilities to tangible net worth, (c) a specified debt coverage ratio, and (d) a specified level of tangible worth. These borrowings are due October 31, 1999 and as such these notes totaling $1,487,017 and $1,579,781 at December 31, 1998 and September 30, 1998, respectively, are included in current maturities of long-term debt.


NOTE 4 - TAXES ON INCOME

The current tax benefit computed for the three month period ended December 31, 1998 reflect the tax benefit associated with the amortization of non-deductible goodwill and other intangible assets during the same periods.

There was no current tax benefit computed for the three month period ended December 31,1997 because of the uncertainty that the associated deferred tax asset could not be realized through future taxable income.

The Company has NOLs of approximately $19,400,000, which may be applied against future taxable income. The NOLs expire beginning 2003 and run through 2013. Utilization of these carryforwards is subject to annual limitations under current Internal Revenue Service regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the net operating loss carryforwards.


NOTE 5 - LOSS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding for each period presented because common stock equivalents are anti-dilutive. The weighted average number of shares outstanding for the three-month periods are as follows:


                                                          DECEMBER 31, 1998       DECEMBER 31, 1997

          Weighted average shares outstanding                  5,353,267              5,343,886

Diluted earnings per share is not presented because the amounts are anti-dilutive.

NOTE 6 - CONTINGENCIES

         On May 8, 1998, a lawsuit was filed against the Company in the District Court for the Southern District of New York. The lawsuit names as defendants the Company, certain of its officers and directors, its former independent auditor and the underwriter for the Company's initial public offering. The plaintiff seeks to represent a class of shareholders who purchased the Company's common stock from January 31, 1996 through April 28, 1998. An amended complaint filed by the plaintiff in October 1998 claims violations of securities laws and common law based on allegations that defendants made untrue statements of material facts and that they omitted material facts necessary in order to make the statements not misleading. The complaint seeks unspecified damages and costs. In December 1998, the case was transferred to the United States District Court for the Eastern District of Michigan. In January 1999, the Company filed a motion for the dismissal of the lawsuit. Management believes that the outcome of this case will not have a material adverse effect on the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1997

         Net revenues for the first quarter of fiscal 1999 decreased $1,164,000 (26.8%) to $3,187,000 compared to the same period last year. The decrease is attributable to decreases in sales of Industrial Workstations and Industrial Control Computers caused by component parts shortages due to the Company's working capital deficiency. Management expects that net revenues for the second quarter of fiscal 1998 will approximate second quarter fiscal 1998 net revenues and that net revenues will increase in the last two quarters of fiscal 1999 compared to year earlier periods. These net revenue changes are expected due to anticipated customer response to the Company's increases in sales and marketing efforts, existing scheduled production releases and expected shipments under existing contracts.

         Gross profit for the first quarter of fiscal 1999 decreased $212,000 (16.1%) to $1,102,000 compared to the same period last year. Gross profit as a percentage of sales in the first quarter of fiscal 1999 was 34.6% compared to 30.2% in the same period last year. The improvement in gross profit percentage is due primarily to a higher percentage of sales of higher margin bundled hardware/software products in the current period compared to the same period last year. Management expects that gross profit margins will remain relatively constant throughout the year as the mix of sales in the remaining quarters of fiscal 1999 is expected to be similar to the sales mix experienced in the first quarter of the period.

         Product development expenses for the first quarter of fiscal 1999 decreased $77,000 (36.9%) to $132,000 compared to the same period last year. The decrease is due primarily to a decreased staff level and less development efforts in the current period compared to a year ago. Management expects that product development efforts will remain relatively constant in the remaining quarters of fiscal 1999.

         Selling, general and administrative expenses for the first quarter of fiscal 1999 decreased $977,000 (42.5%) to $1,324,000 compared to the comparable period of last year and decreased as a percentage of net revenue to 41.5% in the first quarter of fiscal 1999 from 52.9% in the comparable period of fiscal 1998. The decrease was primarily a result of lower staff levels, the effects of closing of satellite offices during the first quarter of fiscal 1999 and the effects of cost controls initiated during the current period. Management expects that selling, general and administrative expenses will increase marginally in the remaining quarters of fiscal 1999 due to expanded marketing and sales activities, and that such expenses will decrease as a percentage of net revenues as net revenues are expected to increase by a greater amount in the remaining quarters of fiscal 1999.

         Interest expense for the first quarter of fiscal 1999 increased $15,000 (10.7%) to $159,000 compared to $143,000 for the comparable period last year due to higher average borrowing levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS -
        CONTINUED

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

         The Company has identified one older software product, used for monitoring and testing in a test cell environment (not related to machine control) which needs to be modified to correct a Y2K problem. The Company estimates that the cost to modify the product is approximately $50,000, all of which relates to the salary and benefits of software development employees of the Company, none of which has been expended to date. The Company intends to fix this Y2K issue and notify its customers when a solution is available. The Company intends to make the Y2K compliant software available to its customers for purchase. The Company intends to fund the costs of this effort out of operating funds in fiscal 1999. If the product cannot be remedied in a cost efficient manner, the Company may determine to cease marketing and production of the product; such action, however, is not expected to have a material adverse effect on the Company's results of operations.

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

         As a result, the Company will develop contingency plans that assume some estimated level of noncompliance by, or business disruption to, these third parties. The Company intends to have contingency plans developed by the end of its third quarter of fiscal 1999 for third parties determined to be at high risk of noncompliance or business disruption or whose noncompliance or disruption, while not high

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS - CONTINUED

YEAR 2000 ISSUE - CONTINUED

risk, is considered likely to materially affect the Company. The contingency plans will be developed on a case-by-case basis, and may include plans for switching to Y2K compliant suppliers.

         Judgments regarding contingency plans are subject to many uncertainties and there can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance or that its contingency plans will be sufficient to mitigate the impact of any noncompliance. Some material adverse effect to the Company may result despite such contingency plans.

         To date, the Company has expended approximately $10,000 incremental costs to remediate Y2K problems, in that all efforts have been expended by existing engineering and application support and other personnel These costs have been expensed as incurred. The Company estimates total Y2K remediation costs at $65,000 incrementally over the next three quarters. Estimates of time, cost and risks are based on currently available information. Developments that could affect estimates include, without limitation, the availability of trained personnel, the ability to locate and correct all noncompliant systems, cooperation and remediation success of third parties material to the Company, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or third parties.


LIQUIDITY AND CAPITAL RESOURCES

         By the end of October 1998, the Company was overadvanced on its revolving credit facility, and was facing imminent foreclosure by the Company's lenders. In early November 1998, after unsuccessful attempts to sell the business or solicit working capital through other means, and when the Company was faced with imminent closing of its business, the Company negotiated an arrangement with a group of creditors that provided essential working capital to permit the Company to continue operations. The proposal was submitted to the bank, and precipitated a forbearance agreement from the Company's bank. Following receipt of support from the bank, the management and Board of Directors agreed to support the arrangement as an offer of last resort. It was the opinion of management and the Board of Directors that preserving the Company's ability to operate at the expense of diluting existing shareholders' interest was preferable to ceasing operations in view of the Company's significant backlog and the risk of losing its existing customers if it were to cease operations. As a result, the Company determined to enter into the capital transaction described below (the "Capital Transaction").

         As of December 1, 1998, the Company executed and delivered convertible promissory notes (the "Notes") in the aggregate principal amount of $1 million to 18 investors in a private placement (collectively, the "Note Holders") as the first stage of the Capital Transaction. The Notes bear interest at the rate of seven percent (7%) per annum, are due and payable, with accrued interest, on March 31, 1999 (except as described below) and are not transferable without the Company's consent. The Notes may be paid by the Company, subject to the limitation described in the next sentence, with Common Stock valued at $.25 per share and are convertible by the Note Holders into Common Stock at $.25 per share (the "Conversion Price"). The Company is not required to issue more than 1,070,000 shares in connection with the payment and/or conversion of the Notes unless the issuance of any additional shares has been approved by the Company's. If the entire principal and accrued interest amount of the Notes is converted into or paid with Common Stock, the Company would be required to issue 4,093,333 million shares of Common Stock. Amounts due under the Notes which are not paid with or converted into Common Stock must be paid in cash on or before their due date. The Company intends to pay all of its obligations under the Notes with Common Stock if the Company receives shareholder approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS -
        CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

         In contemplation of the second stage of the Capital Transaction in which the Company was to raise an additional $3 million, five of the Note Holders, including Mr. Nichols, Mr. Globus and two of his affiliates and Mr. Hershey (on behalf of J. Eric May), expressed a willingness to invest additional funds in the Company's Common Stock and were granted, in connection with their purchase of Notes as of December 1, 1999, options to acquire additional Notes with an aggregate principal amount of $1,250,000 on or before January 31, 1999 (the "Options"). As of January 12, 1999, the terms of the Options were amended to provide that (i) the Options expire on the earlier of April 30, 1999 and the fifth business day after receipt of shareholder approval of the issuance of the shares, (ii) the Option holders together have the right to purchase a total of 1,250,000 shares of Common Stock, rather than Notes convertible into Common Stock (subject to receipt of the shareholder approval) and (iii) the exercise price of the Options is $1.00 per share, rather than $.25. The Notes held by these five investors were also amended to extend the maturity of the Notes from March 31, 1999 to coincide with the termination of the Options -- the earlier of April 30, 1999 and the fifth business day after receipt of shareholder approval. The Option holders have indicated that they intend to exercise the Options in full if shareholder approval is received.

         The Company is also in the process of receiving subscription agreements from other accredited investors to purchase an additional 1,750,000 shares as part of the second stage of the Capital Transaction at $1.00 per share, subject to receipt of shareholder approval. As consideration for its efforts as placement agent in connection with the sale of such shares and the sale of $250,000 principal amount of the Notes, the Company will issue to Gregory J. Schwartz & Co. ("Schwartz") upon the sale of the shares in the second stage of the Capital Transaction an option to purchase 80,000 shares at $.25 per share and 140,000 shares at $1.00 per share (the "Schwartz Option"). The Schwartz Option expires on June 30, 1999.

         The Company is party to a bank line of credit which permits borrowing up to $5,000,000, subject to an availability formula based upon a percentage of eligible accounts receivable and inventory and a permitted overadvance. At December 31, 1998, $2,715,457 was outstanding on the line. The expiration date of the underlying Agreement has been extended to October 31, 1999. Amounts borrowed under the facility bear interest at prime plus 2.0% (10.25% effective rate at December 31, 1998).

         Prior to the expiration of the line of credit on October 31, 1999, the Company plans to negotiate an extension of the expiration date of the line of credit. Additionally, the Company plans to reduce borrowings on the credit line with a portion of the proceeds from the Capital Transaction described above. Although management believes that by the set expiration date of the credit line the receivable and inventory levels, upon which the borrowing base is calculated, will increase, and the amount of over-advance from the bank will decrease, there can be no assurance that the credit line will be extended. Consequently, if negotiations to extend the credit line fail, management will seek financing from other financing sources, which may not materialize, or if such sources are available, the cost of such arrangement may be significantly higher than the current bank agreement.

         The Company also successfully negotiated the conversion of $1.7 million of trade accounts payable into short-term trade notes payable. Although the Company was delinquent on the terms of these notes at September 30, 1998, the Company has paid or received extensions of all past due payments as of December 31, 1998, and is current with the revised terms of such trade notes payable.

         In order for the Company to have sufficient short-term liquidity to continue operations for the remainder of fiscal 1999, the line of credit must be renewed or replaced, the Company must receive the remaining proceeds from the Capital Transaction described above and the Company must be able to pay the principal and interest under all of its convertible notes with Common Stock as described above. If the Company is not successful in accomplishing these goals, the Company would be forced to curtail its operations and either sell the Company to a third party or seek protection under federal bankruptcy laws.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS -
        CONTINUED

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

         "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" (as defined in the federal securities laws) based on current management expectations. Factors that could cause future results to differ from these expectations include the failure of the bank to renew its line of credit agreement when borrowings thereunder become due, the failure of the Company to complete the second stage of the Capital Transaction, the inability of the Company to pay the principal and interest of the Notes with common stock at their maturity dates, the decline of economic conditions in general and conditions in the automotive manufacturing industry in particular, a reduction in demand for the Company's products and services, decreases in orders under existing contracts, the inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, reductions in product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures which result in materially reduced selling prices for the Company's products, shifts in sales mix to less profitable productsraw material price increases or unavailability, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, the inability to attract or retain sales, marketing and engineering talent, changes in customer requirements, unexpected Y2K issues in the Company's products or systems, evolving industry standards, and any additional factors described in the Company's other reports filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         On May 8, 1998, a lawsuit was filed against the Company in the District Court for the Southern District of New York. The lawsuit names as defendants the Company, certain of its officers and directors, its former independent auditor and the underwriter for the Company's initial public offering. The plaintiff seeks to represent a class of shareholder who purchased the Company's common stock from January 31, 1996 through April 28, 1998. An amended complaint filed by the plaintiff in October 1998 claims violations of securities laws and common law based on allegations that defendants made untrue statements of material facts and that they omitted material facts necessary in order to make the statements not misleading. The complaint seeks unspecified damages and costs. In December 1998, the case was transferred to the United States District Court for the Eastern District of Michigan. In January 1999, the Company filed a motion for dismissal of the lawsuit. Management believes that the outcome of this case will not have a material adverse effect on the Company.

         On October 14, 1998, a former employee filed a complaint in the District Court in Virginia against the Company alleging that she was terminated illegally and in retaliation for her complaints regarding sexual harassment in the workplace. Plaintiff sought damages of $500,000. The same plaintiff had filed an EEOC complaint in May 1998 alleging improper dismissal relating to sexual harassment, and the EEOC complaint was denied in June 1998. In January 1999, plaintiff's lawsuit was dismissed with prejudice.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein.

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

ALL OTHER ITEMS OMITTED ARE NOT APPLICABLE OR THE ANSWERS THERETO ARE NEGATIVE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NEMATRON CORPORATION

                          BY:

FEBRUARY 12, 1999         /S/ MATTHEW S. GALVEZ
----------------------    -----------------------------------------------------
DATE                      MATTHEW S. GALVEZ, PRESIDENT & COO
                          (DULY AUTHORIZED OFFICER)

FEBRUARY 12, 1999         /S/ DAVID P. GIENAPP
----------------------    -----------------------------------------------------
DATE                      DAVID P. GIENAPP, EXECUTIVE VICE PRESIDENT -
                          FINANCE & ADMINISTRATION
                          (CHIEF ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


Exhibit Number                    Description of Exhibit

   10.1                Second Amendment to Repayment Agreement and Fifth Amendment to Loan
                       Ageement dated as of January 31, 1999 by and between KeyBank National
                       Association and the Company

   27                  Financial Data Schedule