Form 10QSB/A
period 1998-12-31
NEMATRON CORP
filed 1999-04-12
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

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

          No par value Common Stock: 5,353,316 SHARES OUTSTANDING AS OF FEBRUARY 5, 1999

Transitional Small Business Disclosure Format:  [ ] YES   [X] NO


================================================================================

The Registrant hereby amends its Form 10-QSB for the three-month period ended December 31, 1998 to amend Part I as set forth below.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1998

                                                                        DECEMBER 31,     SEPTEMBER 30,
                                                                            1998              1998
                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $    106,730      $    357,724
     Accounts receivable, net of allowance for doubtful
         accounts of $368,000 at December 31, 1998, and
         $381,000 at September 30, 1998                                   1,999,900         2,514,741
     Inventories (Note 2)                                                 1,884,335         2,103,434
     Prepaid expenses and other current assets                              305,310           295,321
                                                                       ------------      ------------
              Total Current Assets                                        4,296,275         5,271,220
PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $5,685,402 at December 31, 1998 and $5,475,815
     at September 30, 1998                                                3,344,140         3,942,695
OTHER ASSETS:
     Software and related development costs, net of amortization of  $2,557,639 at December 31,1998, and $2,314,845 at
         September 30, 1998                                               3,880,284         1,002,225
     Other intangible assets, net of amortization of $2,225,842 at
         December 31, 1998 and $2,165,775 at September 30,1998              942,158         3,942,695
                                                                       ------------      ------------
              Net Other Assets                                            4,822,442         4,944,920
                                                                       ------------      ------------
              TOTAL ASSETS                                             $ 12,462,857      $ 13,840,000
                                                                       ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                              $  2,715,457      $  3,514,000
     Accounts payable                                                     1,409,645         1,414,417
     Trade notes payable                                                  1,123,956         1,545,956
     Other accrued expenses                                               1,387,403         1,866,366
     Convertible promissory notes payable (Note 3)                        1,000,000               -0-
     Current maturities of long-term debt (Note 4)                        1,576,492         1,832,791
                                                                       ------------      ------------
              Total Current Liabilities                                   9,212,953        10,173,530

LONG-TERM DEBT, less current maturities (Note 4)                          2,182,783         2,084,346
DEFERRED TAX LIABILITY                                                      178,200           189,000
                                                                       ------------      ------------
              Total Liabilities                                          11,573,936        12,446,876

STOCKHOLDERS' EQUITY:
     Common stock, no par value, 15,000,000 shares authorized;
         5,353,316 shares issued and outstanding
         at December 31, 1998 and  September 30, 1998 (Note 3)           24,664,809        21,664,809
     Foreign currency translation adjustment                                 (7,134)           (6,080)
     Accumulated deficit                                                (23,768,754)      (20,265,605)
                                                                       ------------      ------------
              Total Stockholders' Equity                                    888,921         1,393,124
                                                                       ------------      ------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 12,462,857      $ 13,840,000
                                                                       ============      ============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE QUARTERS ENDED DECEMBER 31, 1998 AND 1997

                                                                    QUARTER          QUARTER
                                                                     ENDED            ENDED
                                                                  DECEMBER 31,     DECEMBER 31,
                                                                     1998             1997
                                                                                  (RECLASSIFIED)
                                                                  (UNAUDITED)      (UNAUDITED)

NET REVENUES                                                      $ 3,186,910      $ 4,351,308

COST OF REVENUES                                                    2,084,915        3,037,120
                                                                  -----------      -----------

              Gross Profit                                          1,101,995        1,314,188

OPERATING EXPENSES:
     Product development costs                                        131,987          209,212
     Selling, general and  administrative expenses                  1,323,945        2,300,862
                                                                  -----------      -----------
              Total Operating Expenses                              1,455,932        2,510,074
                                                                  -----------      -----------

              Operating Loss                                         (353,937)      (1,195,886)

OTHER INCOME (EXPENSE):
     Interest expense from use of funds                              (158,804)        (143,487)
     Interest expense from issuance of convertible promissory
         notes (Note 3)                                            (3,000,000)             -0-
     Sundry income (expense), net                                      (1,208)           1,154
                                                                  -----------      -----------
              Total Other Income (Expense)                         (3,160,012)        (142,333)
                                                                  -----------      -----------


LOSS BEFORE INCOME TAXES                                           (3,513,948)      (1,338,219)

INCOME TAXES  BENEFIT (NOTE 5)                                         10,800              -0-
                                                                  -----------      -----------

NET LOSS                                                          $(3,503,149)     $(1,338,219)
                                                                  ===========      ===========

BASIC LOSS PER SHARE (NOTE 6)                                     $     (0.65)     $     (0.25)
                                                                  ===========      ===========

DILUTED LOSS PER SHARE (NOTE 6)                                   $     (0.65)     $     (0.25)
                                                                  ===========      ===========

Weighted average shares outstanding - basic                         5,353,316        5,335,168
                                                                  ===========      ===========

Weighted average shares outstanding - diluted                       5,353,316        5,335,168
                                                                  ===========      ===========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE QUARTERS ENDED DECEMBER 31, 1998 AND 1997


                                                                         QUARTER ENDED     QUARTER ENDED
                                                                       DECEMBER 31, 1998  DECEMBER 31, 1997
                                                                          (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $(3,503,149)     $(1,338,219)
     Adjustments to reconcile net loss to net cash flows
     used in operating activities:
         Depreciation and amortization                                        544,013          547,968
         Deferred income tax benefit                                          (10,800)             -0-
         Non-cash interest expense from issuance of convertible
              promissory note (Note 3)                                      3,000,000              -0-
         Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                             514,841          (98,142)
              Inventories                                                     219,099         (243,645)
              Prepaid expenses and other current assets                        (9,989)         (65,151)
              Accounts payable                                                 (4,772)        (161,000)
              Accrued expenses                                               (444,468)        (188,560)
                                                                          -----------      -----------
              Net Cash Provided By (Used In) Operating Activities             304,775       (1,546,749)
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to capitalized software development costs                     (180,382)        (638,214)
     Additions to property and equipment, net of minor disposals               (8,723)        (224,474)
                                                                          -----------      -----------
              Net Cash Used In Investing Activities                          (189,105)        (862,688)
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of convertible promissory notes                 1,000,000              -0-
     Proceeds from disposals of property and equipment                         12,795              -0-
     Increase (decrease) in note payable to bank                             (798,543)       1,736,000
     Payment of trade notes payable                                          (422,000)             -0-
     Payments of long-term debt                                              (157,862)        (165,306)
     Increase in other notes payable                                              -0-          109,613
     Proceeds from exercise of options and warrants                               -0-           41,491
                                                                          -----------      -----------
              Net Cash Provided By (Used In) Financing Activities            (356,610)       1,721,798
                                                                          -----------      -----------

FOREIGN CURRENCY TRANSLATION EFFECT                                            (1,054)            (584)
                                                                          -----------      -----------

Net Decrease In Cash and Cash Equivalents                                    (250,994)        (688,223)
Cash and Cash Equivalents at Beginning of Period                              357,724        1,142,988
                                                                          -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   106,730      $   454,765
                                                                          ===========      ===========

NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Increase in Common Stock due to issuance of convertible
         promissory notes at a conversion price at a discount to
         quoted market (Note 3)                                           $ 3,000,000      $       -0-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                               $   142,255      $   149,026
     Cash paid for income taxes                                                   -0-              -0-

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


NOTE 2 - INVENTORIES

Inventories consist of the following at December 31, 1998, and September 30, 1998:

                                                   DECEMBER 31, 1998      SEPTEMBER 30, 1998
Purchased parts and accessories                    $   1,142,431          $   1,100,202
Work in process                                          307,762                370,840
Finished goods, demo units and service stock             434,142                632,392
                                                   -------------          -------------

    Total Inventory                                $   1,884,335          $   2,103,434
                                                   =============          =============


NOTE 3 - INTEREST EXPENSE FROM ISSUANCE OF CONVERTIBLE PROMISSORY NOTE

         As of December 1, 1998, the Company executed and delivered convertible promissory notes (the "Notes") in the aggregate principal amount of $1 million to 18 investors in a private placement (collectively, the "Note Holders") as the first stage of a capital transaction, under which the Company plans to raise a total of not less than $4 million of equity. The Notes bear interest at the rate of seven percent (7%) per annum, are due and payable, with accrued interest, on March 31, 1999 (unless extended by mutual agreement of the Company and the Note Holders) and are not transferable without the Company's consent. The Notes may be paid by the Company, subject to the limitation described in the next sentence, with Common Stock valued at $.25 per share and are convertible by the Note Holders into Common Stock at $.25 per share (the "Conversion Price"). On the December 1, 1998, the closing sale price of the Company's common stock on the Nasdaq National Market was $1.00 per share. The Company is not required to issue more than 1,070,000 shares in connection with the payment and/or conversion of the Notes unless the issuance of any additional shares has been approved by the Company's shareholders to the extent required by applicable law, the Company's organizational documents or the rules of the Nasdaq Stock Market.

         At period end, the Company's common stock was traded on the Nasdaq National Market, and as such, the Company was governed by rules of the Nasdaq Stock Market. Under such rules, on December 1, 1998 the Company was precluded from issuing common stock in excess of 20% of the outstanding shares of common stock unless the issuance was approved by the Company's shareholders. Because of this requirement, the Company was forced to structure the capital transaction as a sale of convertible promissory notes rather than common stock so that the Company could receive the proceeds currently but postpone the issuance of common stock until it had received the required shareholder approval.

         Accounting for the issuance of the Notes is governed by the SEC's Emerging Issues Task Force pronouncement D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature, issued March 13, 1997 ("EITF D-60"). EITF D-60 states that a beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid -in capital. That amount is calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the Notes are convertible, multiplied by the number of shares into which the Notes are convertible. EITF D-60 further states that if the common stock is traded in a public market, the SEC staff believes that the quoted market price is the best measure of the common stock's fair value. Additionally, EITF requires that any discount resulting from an allocation of the proceeds to a beneficial conversion feature increases the effective interest rate of the Notes and should be reflected as a charge to interest expense. Pursuant to EITF D-60, the Company has recorded interest expense of $3,000,000 on the date of issuance of $1,000,000 of the Notes to reflect the beneficial conversion feature of $0.25 per share compared to the quoted market price of $1.00 per share on the closing date of the transaction for the 4,000,000 shares Note Holders will receive when the Notes are converted into common stock.

         The Company intends to pay all of its obligations under the Notes with Common Stock if the Capital Transaction is approved by shareholders at the Company's 1999 Annual Shareholders Meeting.


NOTE 4 - SHORT-TERM AND LONG-TERM DEBT

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

Long-term debt includes the following debt instruments at December 31, 1998, and September 30, 1998:

                                                  DECEMBER 31, 1998         SEPTEMBER  30, 1998

Mortgage loan payable to bank                     $      1,956,474          $     1,998,509
Term note payable                                        1,170,000                1,230,000
Capitalized lease obligations and other notes              632,801                  688,628
                                                  ----------------          ---------------

    Total long-term debt                                 3,759,275                3,917,137

Less current maturities                                 (1,576,492)              (1,832,791)
                                                  ----------------          ---------------

Long-term debt, less current maturities           $      2,182,783          $     2,084,346
                                                  ================          ===============

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


NOTE 5 - TAXES ON INCOME

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


NOTE 6 - LOSS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding for each period presented because common stock equivalents are anti-dilutive. The weighted average number of shares outstanding for the three-month periods are as follows:

                                                          DECEMBER 31, 1998       DECEMBER 31, 1997

          Weighted average shares outstanding                  5,353,316              5,335,168

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

         Interest expense from use of funds for the first quarter of fiscal 1999 increased $15,000 (10.7%) to $159,000 compared to $143,000 for the comparable period last year due to higher average borrowing levels.

         Interest expense from the issuance of convertible promissory notes three months ended December 31, 1999 was $3,000,000, representing the charge to operations, with the offsetting increase in shareholders' equity, to reflect the beneficial conversion feature of $0.25 per share, compared to the quoted market price of $1.00 per share on the closing date of the transaction, for the 4,000,000 shares of common stock to be issued to Note Holders when the Notes are converted into common stock. That amount was calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the Notes are convertible, multiplied by the number of shares into which the Notes are convertible.


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


LIQUIDITY AND CAPITAL RESOURCES

         By the end of October 1998, the Company was overadvanced on its revolving credit facility, and was facing imminent foreclosure by the Company's lenders. In early November 1998, after unsuccessful attempts to sell the business or solicit working capital through other means, and when the Company was faced with imminent closing of its business, the Company negotiated an arrangement with a group of creditors that provided essential working capital to permit the Company to continue operations. The proposal was submitted to the bank, and precipitated a forbearance agreement from the Company's bank. Following receipt of support from the bank, the management and Board of Directors agreed to support the arrangement as an offer of last resort. It was the opinion of management and the Board of Directors that preserving the Company's ability to operate at the expense of diluting existing shareholders' interest was preferable to ceasing operations in view of the Company's significant backlog and the risk of losing its existing customers if it were t cease operations. As a result, the Company determined to enter into the capital transaction described below (the "Capital Transaction").

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


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

         "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" (as defined in the federal securities laws) based on current management expectations. Factors that could cause future results to differ from these expectations include the failure of the bank to renew its line of credit agreement when borrowings thereunder become due, the failure of the Company to complete the second stage of the Capital Transaction, the inability of the Company to pay the principal and interest of the Notes with common stock at their maturity dates, the decline of economic conditions in general and conditions in the automotive manufacturing industry in particular, a reduction in demand for the Company's products and services, decreases in orders under existing contracts, the inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, reductions in product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures which result in materially reduced selling prices for the Company's products, shifts in sales mix to less profitable products, raw material price increases or unavailability, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, the inability to attract or retain sales, marketing and engineering talent, changes in customer requirements, unexpected Y2K issues in the Company's products or systems, evolving industry standards, and any additional factors described in the Company's other reports filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein.

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEMATRON CORPORATION

                                   BY:

APRIL 12, 1999                     /s/ MATTHEW S. GALVEZ
-----------------------            ---------------------------------------------
DATE                               MATTHEW S. GALVEZ, PRESIDENT & COO
                                   (DULY AUTHORIZED OFFICER)

APRIL 12, 1999                     /s/ DAVID P. GIENAPP
-----------------------            ---------------------------------------------
DATE                               DAVID P. GIENAPP, EXECUTIVE VICE PRESIDENT -
                                   FINANCE &ADMINISTRATION
                                   (CHIEF ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


Exhibit Number                    Description of Exhibit

    10.1 Second Amendment to Repayment Agreement and Fifth Amendment to Loan Agreement dated as of January 31, 1999 by and between KeyBank National Association and the Company (filed with initial filing)

    27                  Financial Data Schedule, as amended