Form 10-QT
period 1998-12-31
NEMATRON CORP
filed 1999-04-27
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended _________


          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from October 1, 1998 to December 31, 1998

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

  No par value Common Stock: 12,525,430 SHARES OUTSTANDING AS OF APRIL 23, 1999

Transitional Small Business Disclosure Format:  [ ] YES    [X] NO


================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1998

                                                                    DECEMBER 31,          SEPTEMBER 30,
                                                                       1998                   1998
                                                                    (UNAUDITED)
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                      $    106,730          $     357,724
     Accounts receivable, net of allowance for doubtful
         accounts of $368,000 at December 31, 1998, and
         $381,000 at September 30, 1998                                1,999,900              2,514,741
     Inventories (Note 2)                                              1,884,335              2,103,434
     Prepaid expenses and other current assets                           305,310                295,321
                                                                    ------------           ------------
              Total Current Assets                                     4,296,275              5,271,220
PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $5,685,402 at December 31, 1998 and $5,475,815
     at September 30, 1998                                             3,344,140              3,942,695
OTHER ASSETS:
     Software and related development costs, net of amortization of  $2,557,639 at December 31,1998, and $2,314,845 at
         September 30, 1998                                            3,880,284              3,942,695
     Other intangible assets, net of amortization of $2,225,842 at
         December 31, 1998 and $2,165,775 at September 30, 1998          942,158              1,002,225
                                                                    ------------            -----------
              Net Other Assets                                         4,822,442              4,944,920
                                                                    ------------            -----------
              TOTAL ASSETS                                          $ 12,462,857           $ 13,840,000
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Note payable to bank                                           $  2,715,457           $  3,514,000
     Accounts payable                                                  1,409,645              1,414,417
     Trade notes payable                                               1,123,956              1,545,956
     Other accrued expenses                                            1,387,403              1,866,366
     Convertible promissory notes payable (Note 3)                     1,000,000                     -0-
     Current maturities of long-term debt (Note 4)                     1,576,492              1,832,791
                                                                    ------------            -----------
              Total Current Liabilities                                9,212,953             10,173,530

LONG-TERM DEBT, less current maturities (Note 4)                       2,182,783              2,084,346
DEFERRED TAX LIABILITY                                                   178,200                189,000
                                                                    ------------           ------------
              Total Liabilities                                       11,573,936             12,446,876

STOCKHOLDERS' EQUITY:
     Common stock, no par value, 15,000,000 shares authorized;
         5,353,316 shares issued and outstanding
         at December 31, 1998 and  September 30, 1998 (Note 3)        24,664,809             21,664,809
     Foreign currency translation adjustment                              (7,134)                (6,080)
     Accumulated deficit                                             (23,768,754)           (20,265,605)
                                                                    ------------            -----------
              Total Stockholders' Equity                                 888,921              1,393,124
                                                                    ------------           ------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 12,462,857           $ 13,840,000
                                                                    ============           ============


                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                                          THREE MONTHS     THREE MONTHS
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
                                                                         ===========      ===========


                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                                         THREE                 THREE
                                                                     MONTHS ENDED          MONTHS ENDED
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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB and amendments thereto.

Certain reclassifications have been made to the presentation as of and for the period ended December 31, 1997 to conform to classifications used as of and for the three months ended December 31, 1998.

The results of operations for the three-month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

Inventories consist of the following at December 31, 1998, and September 30, 1998:


                                                DECEMBER 31, 1998         SEPTEMBER 30, 1998

      Purchased parts and accessories               $1,142,431                $1,100,202
      Work in process                                  307,762                   370,840
      Finished goods, demo units and service stock     434,142                   632,392
                                                    ----------                ----------

          Total Inventory                           $1,884,335                $2,103,434
                                                    ==========                ==========



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

         At December 31, 1998, the Company's common stock was traded on the Nasdaq National Market, and as such, the Company was governed by rules of the Nasdaq Stock Market. Under such rules, on December 1, 1998 the Company was precluded from issuing common stock in excess of 20% of the outstanding shares of common stock unless the issuance was approved by the Company's shareholders. Because of this requirement, the Company structured the capital transaction as a sale of convertible promissory notes rather than common stock so that the Company could receive the proceeds currently but postpone the issuance of common stock until it had received the required shareholder approval.

         Accounting for the issuance of the Notes is governed by Emerging Issues Task Force pronouncement D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature, issued March 13, 1997 ("EITF D-60"). EITF D-60 states that a beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid -in capital. That amount is calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the Notes are convertible, multiplied by the number of shares into which the Notes are convertible. EITF D-60 further states that if the common stock is traded in a public market, the SEC staff believes that the quoted market price is the best measure of the common stock's fair value. Additionally, EITF requires that any discount resulting from an allocation of the proceeds to a beneficial conversion feature increases the effective interest rate of the Notes and should be reflected as a charge to interest expense. Pursuant to EITF D-60, the Company has recorded interest expense of $3,000,000 on the date of issuance of $1,000,000 of the Notes to reflect the beneficial conversion feature of $0.25 per share compared to the quoted market price of $1.00 per share on the closing date of the transaction share for the 4,000,000 shares Note Holders will receive when the Notes are converted into common stock.

         In April 1999, the Company paid all of its obligations under the Notes with Common Stock.

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

Long-term debt includes the following debt instruments at December 31, 1998, and September 30, 1998:


                                                  DECEMBER 31, 1998       SEPTEMBER  30, 1998

      Mortgage loan payable to bank                 $1,956,474                $1,998,509
      Term note payable                              1,170,000                 1,230,000
      Capitalized lease obligations and other notes    632,801                   688,628
                                                    ----------                ----------

          Total long-term debt                       3,759,275                 3,917,137

      Less current maturities                       (1,576,492)               (1,832,791)
                                                    ----------                ----------

      Long-term debt, less current maturities       $2,182,783                $2,084,346
                                                    ==========                ==========


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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1997

         Net revenues for the three months ended December 31, 1998 decreased $1,164,000 (26.8%) to $3,187,000 compared to the same period last year. The decrease is attributable to decreases in sales of Industrial Workstations and Industrial Control Computers caused by component parts shortages due to the Company's working capital deficiency. Management expects that net revenues for the three months ended March 31, 1999 will approximate net revenues for the three months ended December 31, 1998, and that net revenues will increase in the period April 1, 1999 to December 31, 1999 compared to year earlier periods. These net revenue changes are expected due to anticipated customer response to the Company's increases in sales and marketing efforts, existing scheduled production releases and expected shipments under existing contracts.

         Gross profit for the three months ended December 31, 1998 decreased $212,000 (16.1%) to $1,102,000 compared to the same period last year. Gross profit as a percentage of sales in the three months ended December 31, 1999 was 34.6% compared to 30.2% in the same period last year. The improvement in gross profit percentage is due primarily to a higher percentage of sales of higher margin bundled hardware/software products in the current period compared to the same period last year. Management expects that gross profit margins will remain relatively constant throughout 1999 as the mix of sales is expected to be similar to the sales mix experienced in the three months ended December 31, 1998.

         Product development expenses for the three months ended December 31, 1998 decreased $77,000 (36.9%) to $132,000 compared to the same period last year. The decrease is due primarily to a decreased staff level and less development efforts in the current period compared to a year ago. Management expects that product development efforts will remain relatively constant throughout 1999.

         Selling, general and administrative expenses for the three months ended December 31, 1998 decreased $977,000 (42.5%) to $1,324,000 compared to the comparable period of last year and decreased as a percentage of net revenue to 41.5% in the three months ended December 31, 1998 from 52.9% in the comparable period of fiscal 1998. The decrease was primarily a result of lower staff levels, the effects of closing of satellite offices during the three months ended December 31, 1998 and the effects of cost controls initiated during the current period. Management expects that selling, general and administrative expenses will increase marginally throughout 1998 due to expanded marketing and sales activities, and that such expenses will decrease as a percentage of net revenues as net revenues are expected to increase by a greater amount in the remaining throughout 1999.

         Interest expense from use of funds for the three months ended December 31, 1998 increased $15,000 (10.7%) to $159,000 compared to $143,000 for the comparable period last year due to higher average borrowing levels.

         Interest expense from the issuance of convertible promissory notes three months ended December 31, 1998 was $3,000,000, representing the charge to operations, with the offsetting increase in shareholders' equity, to reflect the beneficial conversion feature of $0.25 per share, compared to the quoted market price of $1.00 per share on the closing date of the transaction, for the 4,000,000 shares of common stock to be issued to Note Holders when the Notes are converted into common stock. That amount was calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the Notes are convertible, multiplied by the number of shares into which the Notes are convertible.


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

         As of December 1, 1998, the Company executed and delivered convertible promissory notes (the "Notes") in the aggregate principal amount of $1 million to 18 investors in a private placement (collectively, the "Note Holders") as the first stage of the Capital Transaction. The Notes bear interest at the rate of seven percent (7%) per annum, are due and payable, with accrued interest, on March 31, 1999 (except as described below) and are not transferable without the Company's consent. The Notes may be paid by the Company, subject to the limitation described in the next sentence, with Common Stock valued at $.25 per share and are convertible by the Note Holders into Common Stock at $.25 per share (the "Conversion Price"). The Company is not required to issue more than 1,070,000 shares in connection with the payment and/or conversion of the Notes unless the issuance of any additional shares has been approved by the Company's. If the entire principal and accrued interest amount of the Notes is converted into or paid with Common Stock, the Company would be required to issue 4,093,333 million shares of Common Stock. Amounts due under the Notes which are not paid with or converted into Common Stock must be paid in cash on or before their due date. In April 1998, the Company paid all of its obligations under the Notes with Common Stock.

         In contemplation of the second stage of the Capital Transaction in which the Company was to raise an additional $3 million, five of the Note Holders, including Mr. Nichols, Mr. Globus and two of his affiliates and Mr. Hershey (on behalf of J. Eric May), expressed a willingness to invest additional funds in the Company's Common Stock and were granted, in connection with their purchase of Notes as of December 1, 1998, options to acquire additional Notes with an aggregate principal amount of $1,250,000 on or before January 31, 1999 (the "Options"). As of January 12, 1999, the terms of the Options were amended to provide that (i) the Options expire on the earlier of April 30, 1999 and the fifth business day after receipt of shareholder approval of the issuance of the shares, (ii) the Option holders together have the right to purchase a total of 1,250,000 shares of Common Stock, rather than Notes convertible into Common Stock (subject to receipt of the shareholder approval) and (iii) the exercise price of the Options is $1.00 per share, rather than $.25. The Notes held by these five investors were also amended to extend the maturity of the Notes from March 31, 1999 to coincide with the termination of the Options -- the earlier of April 30, 1999 and the fifth business day after receipt of shareholder approval. The Option holders have indicated that they intend to exercise the Options in full if shareholder approval is received.

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


                                 NEMATRON CORPORATION

                                 BY:

APRIL 27, 1999                   /S/ MATTHEW S. GALVEZ
-----------------------------    -----------------------------------------------
DATE                             MATTHEW S. GALVEZ, PRESIDENT & COO
                                 (DULY AUTHORIZED OFFICER)

APRIL 27, 1999                   /S/ DAVID P. GIENAPP
-----------------------------    -----------------------------------------------
DATE                             DAVID P. GIENAPP, EXECUTIVE VICE PRESIDENT -
                                 FINANCE & ADMINISTRATION
                                 (CHIEF ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


Exhibit Number                    Description of Exhibit
--------------                    ----------------------

     10.1 Second Amendment to Repayment Agreement and Fifth Amendment to Loan Agreement dated as of January 31, 1999 by and between KeyBank National Association and the Company, filed as Exhibit 10.1 to the Registrant's Form 10-QSB for the quarterly period ended December 31, 1998 and incorporated herein by reference

     27                    Financial Data Schedule