Form 10QSB
period 1999-03-31
NEMATRON CORP
filed 1999-05-12
CIK 892832

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

                  For the quarterly period ended MARCH 31, 1999


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

      No par value Common Stock: 12,525,430 SHARES OUTSTANDING AS OF MAY 5, 1999

Transitional Small Business Disclosure Format:  [ ] YES    [X] NO


================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


                                                                      MARCH 31,            DECEMBER 31,
                                                                        1999                   1998
                                                                     (UNAUDITED)            (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $  1,554,952           $    106,730
     Accounts receivable, net of allowance for doubtful
         accounts of $167,000 at March 31, 1999, and
         $368,000 at December 31, 1998                                 2,875,314              1,999,900
     Inventories (Note 2)                                              1,674,113              1,884,335
     Prepaid expenses and other current assets                           416,142                305,310
                                                                     -----------            -----------
              Total Current Assets                                     6,520,521              4,296,275
PROPERTY AND EQUIPMENT, net of accumulated depreciation
         of $5,682,871 at March 31, 1999 and $5,685,402 at
         December 31, 1998                                             3,066,530              3,344,140
OTHER ASSETS:
     Software and related development costs, net of amortization of  $2,800,432 at March 31,1999, and $2,557,639 at
         December 31, 1998                                             3,738,744              3,880,284
     Other intangible assets, net of amortization of $2,285,909 at
         March 31, 1999 and $2,225,842 at December 31,1998               882,091                942,158
                                                                     -----------            -----------
              Net Other Assets                                         4,620,835              4,822,442
                                                                     -----------            -----------
              TOTAL ASSETS                                          $ 14,207,886           $ 12,462,857
                                                                     ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank (Note 4)                                  $  3,074,173           $  2,715,457
     Accounts payable                                                  1,834,850              1,409,645
     Trade notes payable                                                 655,745              1,123,956
     Other accrued expenses                                            1,319,496              1,387,403
     Convertible promissory notes payable (Note 3)                       830,137              1,000,000
     Funds held in escrow                                              1,500,000                     -0-
     Current maturities of long-term debt (Note 4)                     1,653,779              1,576,492
                                                                     -----------            -----------
              Total Current Liabilities                               10,868,180              9,212,953

LONG-TERM DEBT, less current maturities (Note 4)                       1,897,851              2,182,783
DEFERRED TAX LIABILITY                                                   167,400                178,200
                                                                     -----------            -----------
              Total Liabilities                                       12,933,431             11,573,936

STOCKHOLDERS' EQUITY:
     Common stock, no par value, 15,000,000 shares authorized;
         6,032,766 and 5,353,316 shares issued and outstanding at
         March 31, 1999 and at
         December 31, 1998,
         respectively (Notes 3 and 8)                                 24,834,671             24,664,809
     Foreign currency translation adjustment                              (4,252)                (7,134)
     Accumulated deficit                                             (23,555,964)           (23,768,754)
                                                                     -----------            -----------
              Total Stockholders' Equity                               1,274,455                888,921
                                                                     -----------            -----------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 14,207,886           $ 12,462,857
                                                                     ===========            ===========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998


                                                                         QUARTER ENDED    QUARTER ENDED
                                                                           MARCH 31,        MARCH 31,
                                                                              1999             1998
                                                                          (UNAUDITED)      (UNAUDITED)
NET REVENUES                                                            $  5,806,326      $ 4,943,454

COST OF REVENUES                                                           3,936,225        3,406,493
                                                                          ----------       ----------

              Gross Profit                                                 1,870,101        1,536,961
OPERATING EXPENSES:
     Product development costs                                               191,351          233,737
     Selling, general and  administrative expenses                         1,224,522        2,360,010
                                                                          ----------       ----------
              Total Operating Expenses                                     1,415,873        2,593,747
                                                                          ----------       ----------

              Operating Income (Loss)                                        454,228       (1,056,786)
OTHER INCOME (EXPENSE):
     Interest expense                                                       (249,850)        (160,126)
     Sundry income (expense), net                                             (2,388)          14,324
                                                                          ----------      -----------
              Total Other Income (Expense)                                  (252,238)        (145,802)
                                                                          ----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                                            201,990       (1,202,588)
INCOME TAX BENEFIT (NOTE 5)                                                   10,800           71,429
                                                                          ----------      -----------

NET INCOME (LOSS)                                                       $    212,790     $ (1,131,159)
                                                                          ==========       ==========

BASIC INCOME (LOSS) PER SHARE (NOTE 6)                                  $       0.04     $      (0.21)
                                                                          ==========       ==========

DILUTED INCOME (LOSS) PER SHARE (NOTE 6)                                $       0.02     $      (0.21)
                                                                          ==========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 6):
     Basic                                                                 5,615,288        5,342,842
                                                                          ==========       ==========
     Diluted                                                               9,981,461        5,342,842
                                                                          ==========       ==========




                      NEMATRON CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998


                                                                        QUARTER ENDED    QUARTER ENDED
                                                                          MARCH 31,        MARCH 31,
                                                                             1999             1998
                                                                         (UNAUDITED)      (UNAUDITED)

Net Income (loss)                                                         $  212,790    $  (1,131,159)
Other comprehensive income - equity adjustment from
  Foreign translation                                                          2,882            7,481
                                                                           ---------       ----------
Comprehensive income (loss)                                               $  215,672    $  (1,123,678)
                                                                           =========       ==========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

                                                                    QUARTER ENDED          QUARTER ENDED
                                                                    MARCH 31, 1999        MARCH 31, 1998
                                                                      (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $   212,790          $ (1,131,159)
     Adjustments to reconcile net income (loss)  to net cash flows used in operating activities:
         Depreciation and amortization                                    533,064               660,299
         Deferred income tax benefit                                      (10,800)              (71,429)
         Loss on disposal of property                                      10,373                    -0-
         Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                        (875,414)             (376,553)
              Inventories                                                 210,222               247,764
              Prepaid expenses and other current assets                  (110,832)              (46,131)
              Accounts payable                                            425,205               505,367
              Accrued expenses                                            (67,907)              (18,756)
                                                                        ---------              --------
              Net Cash Provided By (Used In) Operating Activities         326,701              (230,598)
                                                                        ---------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to capitalized software development costs                 (101,253)             (674,058)
     Additions to property and equipment, net of minor disposals          (30,991)             (121,741)
     Proceeds from disposals of property and equipment                     12,490                    -0-
                                                                        ---------              --------
              Net Cash Used In Investing Activities                      (119,754)             (795,799)
                                                                        ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock subscriptions                           1,500,000                    -0-
     Increase in note payable to bank                                     358,716               793,000
     Payment of trade notes payable                                      (468,211)                   -0-
     Payments of long-term debt                                          (152,112)             (186,307)
     Proceeds from exercise of options and warrants                            -0-               27,655
                                                                        ---------              --------
              Net Cash Provided By Financing Activities                 1,238,393               634,348
                                                                        ---------              --------

FOREIGN CURRENCY TRANSLATION EFFECT                                         2,882                 7,481
                                                                        ---------              --------

Net Increase (Decrease) In Cash and Cash Equivalents                    1,448,222              (384,568)
Cash and Cash Equivalents at Beginning of Period                          106,730               454,765
                                                                        ---------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 1,554,952          $     70,197
                                                                        =========            ==========

NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Increase in Common Stock from conversion of
         convertible promissory notes (Note 3)                        $   169,863
     Decrease in long-term debt and property resulting from
         adjustment of purchase price                                 $    55,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                           $   229,735          $    152,215
     Cash paid for income taxes                                                -0-                   -0-

                      NEMATRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Ltd., a United Kingdom corporation, and NemaSoft, Inc. ("NemaSoft") and Imagination Systems, Inc., ("ISI") both Michigan corporations. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB and amendments thereto, and in the transition report for the three months ended December 31, 1998.

Certain reclassifications have been made to the fiscal 1998 presentation to conform to classifications used in fiscal 1999.

The Company has changed its fiscal year end from September 30 to December 31, and filed a transition report for the three month period ended December 31, 1998.

The results of operations for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

Inventories consist of the following at March 31, 1999 and December 31, 1998:


                                                   MARCH 31, 1999            DECEMBER 31, 1998
      Purchased parts and accessories               $ 1,223,839                $ 1,142,431
      Work in process                                   157,620                    307,762
      Finished goods, demo units and service stock      292,654                    434,142
                                                     ----------                 ----------

          Total Inventory                           $ 1,674,113                $ 1,884,335
                                                      =========                  =========



NOTE 3 - CONVERTIBLE PROMISSORY NOTES

         In December 1998, the Company issued convertible promissory notes (the "Notes") in the aggregate principal amount of $1 million with 18 investors in a private placement (collectively, the "Note Holders") as the first stage of a capital transaction, under which the Company raised a total of approximately $4 million of equity. The Notes bore interest at the rate of seven percent (7%) per annum, were due and payable, with accrued interest, on the later of March 31, 1999 or 5 days following the date of shareholder approval of the capital transaction. The Notes were not transferable without the Company's consent. The Notes and accrued interest thereon were convertible by the Note Holders into Common Stock at $.25 per share (the "Conversion Price"). In February and March 1999, certain Note Holders converted $169,863 of Notes and received 679,450 shares of Common Stock. On April 7, 1999, following shareholder approval of the capital transaction on April 6, 1999, the remaining $830,137 of Notes and $23,029 of accrued interest thereon were converted into 3,412,664 shares Common Stock.


NOTE 4 - SHORT-TERM AND LONG-TERM DEBT

The Company has entered into various amendments, through April 23, 1999, to the September 1998 loan agreements with its primary bank lender which provide, among other things, for a modification of certain terms of the Term Note, two Equipment Notes and a Revolving Credit Note (the "Bank Agreements"). The Bank Agreements contains various affirmative and negative covenants, with which the Company is in compliance.

Under the terms of the Bank Agreements, the amount available under the Revolving Credit Note was reduced from $5,000,000 to $4,000,000 on April 7, 1999, following the private placement of $3,000,000 of Common Stock on the same date. The credit availability is limited by a borrowing formula which allows for advances up to a maximum of the sum of 80% of eligible domestic and foreign accounts, plus 35% of inventory, less the amount of letters of credit issued by the Company. Prior to the private placement, the formula also included a Permitted Overadvance of $1,100,000. The interest rate on the credit line borrowings is at the bank's prime interest rate plus 2% (9.75% effective rate at March 31, 1999). Amounts borrowed under the line of credit are due in full on October 31, 1999.

Long-term debt includes the following debt instruments at March 31, 1999, and December 31, 1998:

                                                   MARCH 31, 1998           DECEMBER  31, 1998
      Mortgage loan payable to bank                 $ 1,912,928                $ 1,956,474
      Term note payable                               1,100,000                  1,170,000
      Capitalized lease obligations and other notes     538,702                    632,801
                                                    -----------                -----------

          Total long-term debt                        3,551,630                  3,759,275

      Less current maturities                        (1,653,779)                (1,576,492)
                                                     ----------                 ----------

      Long-term debt, less current maturities       $ 1,897,851                $ 2,182,783
                                                      =========                  =========


The mortgage loan agreement contains covenants that require the Company to maintain a minimum tangible net worth and a minimum debt-to-equity ratio. The Company is not in compliance with these covenants; however, the Company's mortgage lender has waived these defaults through October 1, 1999.

The Bank Agreements include various affirmative and negative covenants, the most restrictive of which are the prohibition of dividend payments and a requirement to maintain a specified level of adjusted net income, as defined in the Bank Agreements. These borrowings under the Bank Agreements are due October 31, 1999. These notes totaling $1,283,568 and $1,487,017 at March 31, 1999 and December 31, 1998, respectively, are included in current maturities of long-term debt. The Company intends to negotiate an extension of the due dates of the debt instruments or to replace these borrowings with a new lender prior to the expiration date of the Bank Agreements.


NOTE 5 - TAXES ON INCOME

The current tax benefit computed for the three-month periods ended March 31, 1999 and 1998 reflect the tax benefit associated with the amortization of non-deductible goodwill and other intangible assets during the same periods.

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


NOTE 6 - INCOME (LOSS) PER SHARE

Income (loss) per share ("EPS") is as follows:


                                           Income (Loss)      Shares           Per Share
                                            (Numerator)    (Denominator)        Amount
                                             ---------      -----------         ------
THREE MONTHS ENDED MARCH 31, 1999:

BASIC EPS:
Net income                                  $ 212,790         5,615,288         $ 0.04

EFFECT OF DILUTIVE SECURITIES:
Options                                        16,128         4,366,173          (0.02)
                                           ----------         ---------          -----

DILUTED EPS:
Net income available to common
Shareholders plus assumed conversion        $ 228,918         9,981,461         $ 0.02
                                            =========         =========          =====


THREE MONTHS ENDED MARCH 31, 1998:

BASIC EPS:
Net loss                                 $ (1,131,159)        5,342,842         $(0.21)

EFFECT OF DILUTIVE SECURITIES:
None                                               -0-               -0-          0.00
                                          -----------         ---------          -----

DILUTED EPS:
Net income available to common
Shareholders plus assumed conversion     $ (1,131,159)        5,342,842         $(0.21)
                                          ===========         =========          =====



For the three months ended March 31, 1999, 598,806 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the exercise prices of the excluded options and warrants were greater than the average market price of the common shares during the period. The options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002.

For the three months ended March 31, 1998, 825,937 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the inclusion of these securities would have an antidilutive effect on loss per share during the three months ended March 31, 1998. The options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002.

In April 1999 the Company issued a total of 6,492,664 shares of Common Stock in connection with the capital transaction described in Notes 3 and 8. Of this total, 3,996,583 shares have been accounted for in the diluted EPS computation for the three month period ended March 31, 1999. If the Common Stock issuances had occurred as of the beginning of the three-month period ended March 31, 1999, an additional 2,496,081 shares of Common Stock would have been outstanding for the period, resulting in a diluted EPS of $0.02.

NOTE 7 - CONTINGENCIES

         On May 8, 1998, a lawsuit was filed against the Company in the District Court for the Southern District of New York, and in December 1998, the case was transferred to the United States District Court for the Eastern District of Michigan. The lawsuit named as defendants the Company, certain of its officers and directors, its former independent auditor and the underwriter for the Company's initial public offering. The plaintiffs sought to represent a class of shareholders who purchased the Company's common stock from January 31, 1996 through April 28, 1998. An amended complaint filed by the plaintiffs in October 1998 claimed violations of securities laws and common law based on allegations that defendants made untrue statements of material facts and that they omitted material facts necessary in order to make the statements not misleading. The complaint sought unspecified damages and costs. In April 1999, the Court granted the Company's motion to dismiss the suit, although the plaintiffs have the right to amend their complaint and file an appeal.


NOTE 8 - SUBSEQUENT EVENTS

         In April 1999 the Company's shareholders approved a two stage capital transaction. Stage one included the issuance of $1,000,000 of Notes, as described in Note 3 above, and stage two included the conversion of options included in such Notes and the private placement of securities. In February and March 1999, certain note holders converted $169,863 of Notes and received 679,450 shares of Common Stock. Following shareholder approval, the remaining $830,137 of Notes and $23,029 of accrued interest thereon were converted into 3,412,664 shares of Common Stock. As a result of the completion of the first stage of the capital transaction, a total of 4,092,114 shares of Common Stock were issued. In April 1999 the Company completed the second stage of the capital transaction. As a result thereof, the Company issued a total of 3,080,000 shares of Common Stock at $1.00 per share upon the exercise of the options and the private placement. (See Note 3).

         In April 1999, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 15 million to 30 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998

         Net revenues for the first quarter of 1999 increased $863,000 (17.5%) to $5,806,000 compared to the same period last year. The increase is attributable to an increase in sales of bundled Industrial Control Computers, partially offset by slightly lower sales of software products. Management expects that net revenues for the last nine months of 1999 will increase compared to the year earlier period. This net revenue increase is expected based on existing scheduled production releases, expected shipments under current supply contracts and the current backlog.

         Gross profit for the first quarter of 1999 increased $333,000 (21.7%) to $1,870,000 compared to the same period last year. Gross profit as a percentage of sales in the first quarter of 1999 was 32.2% compared to 31.1% in the same period last year. The improvement in gross profit percentage results from a higher percentage of sales of higher margin bundled hardware/software products in the current period compared to the same period last year. Management expects that gross profit margins will remain relatively constant throughout the year as the mix of sales in the remaining quarters of 1999 is expected to be similar to the sales mix experienced in the first quarter of the year based on the current backlog.

         Product development expenses for the first quarter of 1999 decreased $42,000 (18.1%) to $191,000 compared to the same period last year. The decrease is attributable to a smaller development staff and less development efforts in the current period compared to a year ago. Management expects that product development expenses will increase slightly in the remaining quarters of 1999 as staff and development efforts are planned to increase above current levels to develop and release new products in 1999.

         Selling, general and administrative expenses for the first quarter of 1999 decreased $1,135,000 (48.1%) to $1,225,000 compared to the comparable period of last year and decreased as a percentage of net revenue to 21.1% in the first quarter of 1999 from 47.7% in the comparable period last year. The decrease was primarily a result of lower staff levels, the effects of closing of satellite offices during the last six months, and the effects of cost controls during the current period. Management expects that selling, general and administrative expenses will increase in the remaining quarters of 1999 because of expanded marketing and sales activities, but that such expenses will decrease as a percentage of net revenues as net revenues are expected to increase by a greater amount in the remaining quarters of 1999.

         Interest expense from use of funds for the first quarter of 1999 increased $90,000 (56.0%) to $250,000 compared to $160,000 for the comparable period last year due to higher average borrowing levels and higher effective interest rates on the line of credit borrowings.

         Sundry expense for the first quarter of 1999 increased by $17,000 compared to the same period last year primarily because of losses on property disposals.


YEAR 2000 ISSUE

         The Year 2000 Issue ("Y2K") is the result of certain computer programs being written using two digits rather than four digits to define the applicable year. Computer systems with a Y2K problem will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company began to assess its Y2K readiness and adopted a three-phase program for Y2K information systems compliance. Phase I is the identification of systems and products with which the Company has exposure to Y2K issues. Phase II encompasses the development and implementation of action plans to be Y2K compliant in all areas by mid-1999. Phase III includes final testing of each major area of exposure to ensure compliance. The Company has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications; (2) software products currently sold; (3) third-party relationships and 4) non-information technology areas such as security, telephone systems and climate control systems.

         The Company has finished Phase I of its program. The Company has contacted all significant software suppliers and, due to recent implementation of its major financial and operational software, believes that its financial and operational software is Y2K compliant. The Company has also reviewed its financial and information system applications, as well as its hardware and software products for Y2K compliance, including the firmware embedded in certain hardware products. The Company has determined that its major financial and operational software and the systems used in non-information technology areas, such as security, telephone systems and climate control systems, are Y2K compliant. The Company has used its employee engineers and others in its review and testing procedures.

         The Company has one older software product, used by purchasers of the product for monitoring and testing in a test cell environment (not related to machine control) which had to be modified to correct a Y2K problem. The modification has been completed at a cost of approximately $30,000, all of which related to the salary and benefits of software development employees of the Company, and such cost was funded from working capital. The Company has notified its customers that a solution is currently available for purchase.

         The Company has relationships with, and is to varying degrees dependent upon, various third parties that provide funds, information, goods and services to the Company. These include the Company's bank lender, utility providers, stock transfer agent, and suppliers of components. The Company is attempting, through informal contacts, to assess the compliance of these third parties. While not all parties have informed the Company as to their status, the most significant of these third parties have represented that their systems and products are Y2K compliant. The Company will continue with this assessment in the next two quarters of 1999. The Y2K compliance of the systems of these third parties is outside the Company's control and there can be no assurance that these third parties will by Y2K compliant.

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

         As a result, the Company will develop contingency plans that assume some estimated level of noncompliance by, or business disruption to, these third parties. The Company intends to have contingency plans developed by the end of the third quarter of 1999 for third parties determined to be at high risk of noncompliance or business disruption or whose noncompliance or disruption, while not high risk, is considered likely to materially affect the Company. The contingency plans will be developed on a case-by-case basis, and may include plans for switching to Y2K compliant suppliers.

         Judgments regarding contingency plans are subject to many uncertainties and there can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance or that its contingency plans will be sufficient to mitigate the impact of any noncompliance. Some material adverse effect to the Company may result despite such contingency plans.

         To date, the Company has expended approximately $50,000 in incremental costs to assess and remediate Y2K problems. Existing engineering and application support and other Company personnel have expended these efforts. These costs have been expensed as incurred. The Company estimates additional Y2K remediation costs of $20,000 incrementally over the next three quarters. Estimates of time, cost and risks are based on currently available information. Developments that could affect estimates include, without limitation, the availability of trained personnel, the ability to locate and correct all noncompliant systems, cooperation and remediation success of third parties material to the Company, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or third parties.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 1, 1998, the Company executed and delivered convertible promissory notes (the "Notes") in the aggregate principal amount of $1 million to 18 investors in a private placement (collectively, the "Note Holders"). The Notes bore interest at the rate of seven percent (7%) per annum, were due and payable, with accrued interest, on March 31, 1999 (except as described below) and were not transferable without the Company's consent. The Notes were payable by the Company with Common Stock valued at $.25 per share and were convertible by the Note Holders into Common Stock at $.25 per share (the "Conversion Price"). In February 1999, 679,450 shares of Common Stock were issued to certain Note Holders who converted $169,863 of Notes. In April 1999, the Note Holders converted all remaining Notes and accrued interest thereon into 3,412,664 additional shares of Common Stock, bringing the total shares of Common Stock issued pursuant to the conversion of Notes and accrued interest thereon to 4,092,114 shares.

         In contemplation of the second stage of the Company's financing plan, the Company was to raise an additional $3 million. Five of the Note Holders, including directors Mr. Nichols, Mr. Globus and two of his affiliates and Mr. Hershey (on behalf of J. Eric May), expressed a willingness to invest additional funds in the Company's Common Stock and were granted, in connection with their purchase of Notes as of December 1, 1998, options to acquire additional Notes with an aggregate principal amount of $1,250,000 on or before January 31, 1999 (the "Options"). As of January 12, 1999, the terms of the Options were amended to provide that (i) the Options expire on the earlier of April 30, 1999 and the fifth business day after receipt of shareholder approval of the issuance of the shares, (ii) the Option holders together have the right to purchase a total of 1,250,000 shares of Common Stock, rather than Notes convertible into Common Stock (subject to receipt of the shareholder approval) and (iii) the exercise price of the Options is $1.00 per share, rather than $.25. The Notes held by these five investors were also amended to extend the maturity of the Notes from March 31, 1999 to coincide with the termination of the Options -- the earlier of April 30, 1999 and the fifth business day after receipt of shareholder approval. Option holders purchased 425,000 shares of Common Stock at $1.00 per share on April 7, 1999. The Company raised an additional $2,655,000 through the sale of an additional 2,655,000 shares of Common Stock on April 7, 1999, following the receipt of shareholder approval of such issuance. Of this amount, $1,500,000 had been received prior to March 31, 1999 and is reflected on the balance sheet as cash and as funds held in escrow.

         The Company is party to a series of agreements with its primary bank lender under which it has a term note, two equipment notes and a bank line of credit. The bank line of credit permits borrowing up to $4,000,000, subject to an availability formula based upon a percentage of eligible accounts receivable and inventory, reduced by letters of credit issued by the Company. At April 30, 1999, approximately $350,000 was outstanding on the line, $2,000,000 is reserved in connection with a letter of credit issued to a contract manufacturer, and the additional line availability was approximately $320,000. The expiration date of the line of credit has been extended to October 31, 1999. Amounts borrowed under the facility bear interest at prime plus 2.0% (9.75% effective rate at March 31, 1999).

         Prior to the expiration of the line of credit on October 31, 1999, the Company plans to negotiate an extension of the expiration date of the line of credit. However, there can be no assurance that the lender will renew the credit line, the term notes and equipment notes. Consequently, if negotiations to extend the credit line fail, management will seek financing from other financing sources, which may not materialize, or if such sources are available, the cost of such arrangement may be significantly higher than the current bank agreement.

         The Company also successfully negotiated the conversion of $1.7 million of trade accounts payable into short-term trade notes. The Company is current with the revised terms of the trade notes, which expire at various dates through October 31, 1999.

         Management estimates that as a result of the capital infusion discussed above, the extended terms of the trade notes and the extension of the bank agreements through October 31, 1999, it has sufficient liquidity to satisfy its liabilities as they become due. Management plans to negotiate with the bank to extend the terms of the bank agreements prior to their expiration dates. Based upon its expectation that these agreements will be successfully renewed and that operations provide working capital as planned, the Company expects to have sufficient long-term liquidity. If the bank agreements are not successfully negotiated, the Company will seek other lenders and expects that the credit terms will not differ materially from existing terms.


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

         "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" (as defined in the federal securities laws) based on current management expectations. Factors that could cause future results to differ from these expectations include the failure of the bank to renew its line of credit agreement when borrowings thereunder become due or the failure of the Company to secure a replacement lender, the decline of economic conditions in general and conditions in the automotive manufacturing industry in particular, a reduction in demand for the Company's products and services, decreases in orders under existing contracts, the inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, reductions in product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures which result in materially reduced selling prices for the Company's products, shifts in sales mix to less profitable products, raw material price increases or unavailability, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, the inability to attract or retain sales, marketing and engineering talent, changes in customer requirements, unexpected Y2K issues in the Company's products or systems, evolving industry standards, and any additional factors described in the Company's other reports filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On May 8, 1998, a lawsuit was filed against the Company in the District Court for the Southern District of New York, and in December 1998, the case was transferred to the United States District Court for the Eastern District of Michigan. The lawsuit named as defendants the Company, certain of its officers and directors, its former independent auditor and the underwriter for the Company's initial public offering. The plaintiffs sought to represent a class of shareholders who purchased the Company's common stock from January 31, 1996 through April 28, 1998. An amended complaint filed by the plaintiffs in October 1998 claimed violations of securities laws and common law based on allegations that defendants made untrue statements of material facts and that they omitted material facts necessary in order to make the statements not misleading. The complaint sought unspecified damages and costs. In April 1999, the Court granted the Company's motion to dismiss the suit, although the plaintiffs have the right to amend their complaint and file an appeal.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) The Company issued 679,450 shares of its Common Stock at $0.25 per share upon the conversion of convertible promissory notes held by Mr. James A. Nichols, a director of the Company, and one of his affiliates, an affiliate of Mr. Michael L. Hershey, a director of the Company, and two other individuals. The Company issued the Common Stock without registration under the Securities Act of 1933 (the "Act") in reliance upon Section 3(a)(9) of the Act. The Company relied upon this exemption because the issuance was an exchange of securities exclusively with its existing security holders and no commission or other remuneration was paid or given directly or indirectly for the exchange.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein.

(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEMATRON CORPORATION

                                    BY:

MAY 7, 1999                         /S/ MATTHEW S. GALVEZ
--------------------------------    ------------------------------------
DATE                                MATTHEW S. GALVEZ, PRESIDENT & COO
                                    (DULY AUTHORIZED OFFICER)

MAY 7, 1999                         /S/ DAVID P. GIENAPP
--------------------------------    -----------------------------------
DATE                                DAVID P. GIENAPP, EXECUTIVE VICE PRESIDENT -
                                    FINANCE &ADMINISTRATION
                                    (CHIEF ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS

Exhibit Number                    Description of Exhibit

     4.1 Amended and Restated Convertible Promissory Notes, dated as of January 12 1999 (amending Convertible
                           Promissory Notes dated as of December 1, 1998)

    10.1                   Second Amendment to Repayment Agreement and Fifth
                           Amendment to Loan Agreement dated as of January 31,
                           1999 by and between KeyBank National Association and the Company, filed as Exhibit 10.1 to the Company's
                           10-QSB for the period ended December 31, 1998 and incorporated herein by reference

    10.2                   Third Amendment to Repayment Agreement and Sixth
                           Amendment to Loan Agreement dated as of April 23,
                           1999 by and between KeyBank National Association and the Company

    10.3                   Long-Term Incentive Plan

    27                     Financial Data Schedule