Form 10QSB
period 1999-06-30
NEMATRON CORP
filed 1999-08-13
CIK 892832

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


                  For the quarterly period ended JUNE 30, 1999


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to
                                                --------   ---------

Commission File Number: 0-21142


                              NEMATRON CORPORATION
        (Exact name of small business issuer as specified in its charter)

            MICHIGAN                                38-2483796
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


 No par value Common Stock: 12,605,430 SHARES OUTSTANDING AS OF AUGUST 10, 1999


Transitional Small Business Disclosure Format:  [  ] YES    [X] NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      1999          1998
                                                                                   (UNAUDITED)   (UNAUDITED)
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                  $     90,074    $    106,730
     Accounts receivable, net of allowance for doubtful
         accounts of $142,000 at June 30, 1999, and
         $368,000 at December 31, 1998                                             3,151,572       1,999,900
     Inventories (Note 2)                                                          1,699,337       1,884,335
     Prepaid expenses and other current assets                                       336,696         305,310
                                                                                ------------    ------------
              Total Current Assets                                                 5,277,679       4,296,275
Property and Equipment, net of accumulated depreciation
         of $5,889,994 at June 30, 1999 and $5,685,402 at
         December 31, 1998                                                         2,868,412       3,344,140
Other Assets:
     Software and related development costs, net of amortization of  $3,034,225 at June 30,1999, and $2,557,639 at
         December 31, 1998                                                         3,597,204       3,880,284
     Other intangible assets, net of amortization of $2,291,464 at
         June 30, 1999 and $2,225,842 at December 31,1998                            845,862         942,158
                                                                                ------------    ------------
              Net Other Assets                                                     4,443,066       4,822,442
                                                                                ------------    ------------
              Total Assets                                                      $ 12,589,157    $ 12,462,857
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Note payable to bank (Note 4)                                              $      2,032    $  2,715,457
     Accounts payable                                                              1,996,645       1,409,645
     Trade notes payable                                                             217,067       1,123,956
     Other accrued expenses                                                        1,427,153       1,387,403
     Convertible promissory notes payable (Note 3)                                       -0-       1,000,000
     Current maturities of long-term debt (Note 4)                                 1,564,185       1,576,492
                                                                                ------------    ------------
              Total Current Liabilities                                            5,207,082       9,212,953
Long-Term Debt, less current maturities (Note 4)                                   1,807,067       2,182,783
Deferred Tax Liability                                                               156,600         178,200
                                                                                ------------    ------------
              Total Liabilities                                                    7,170,749      11,573,936
Stockholders' Equity:
     Common stock, no par value, 30,000,000 shares authorized; 12,525,430 and
         5,353,316 shares issued and outstanding at June 30, 1999 and at
         December 31, 1998,
         respectively (Notes 3 and 8)                                             28,707,838      24,664,809
     Foreign currency translation adjustment                                          (9,817)         (7,134)
     Accumulated deficit                                                         (23,279,613)    (23,768,754)
                                                                                ------------    ------------
              Total Stockholders' Equity                                           5,418,408         888,921
                                                                                ------------    ------------
              Total Liabilities and Stockholders' Equity                        $ 12,589,157    $ 12,462,857
                                                                                ============    ============

ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE-AND SIX-MONTH PERIODS
                          ENDED JUNE 30, 1999 AND 1998

                                    THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                    ---------------------------       -------------------------

                                      1999              1998            1999             1998
                                   (UNAUDITED)       (UNAUDITED)     (UNAUDITED)      (UNAUDITED)

Net Revenues                        $  5,948,709    $  3,767,727    $ 11,755,035    $  8,711,178

Cost of Revenues                       4,105,463       3,228,892       8,041,688       6,635,385
                                    ------------    ------------    ------------    ------------

              Gross Profit             1,843,246         538,832       3,713,347       2,075,793
Operating Expenses:
     Product development costs           192,094         268,225         383,445         501,962
     Selling, general and
     administrative expenses           1,318,085       2,491,062       2,542,606       4,851,702
                                    ------------    ------------    ------------    ------------
     Total Operating Expenses          1,510,179       2,759,287       2,926,052       5,353,034
                                    ------------    ------------    ------------    ------------
Operating Income (Loss)                  333,067      (2,220,455)        787,295      (3,277,241)
Other Income (Expense):
     Interest expense                    (67,516)       (179,522)       (317,366)       (339,648)
     Sundry income (expense)                  -0-         20,829          (2,388)         35,153
                                     -----------    ------------    ------------     -----------
     Total Other Income (Expense)        (67,516)       (158,693)       (319,754)       (304,495)
                                     -----------    ------------    ------------    ------------
Income (Loss) Before Taxes               265,351      (2,379,148)        467,541      (3,581,736)
Income Tax Benefit (Note 5)               10,800          35,715          21,600         107,144
                                    ------------    ------------    ------------    ------------

Net Income (Loss)                   $    276,351    $ (2,343,433)   $    489,141    $ (3,474,592)
                                    ============    ============    ============    ============

Per Share Amounts (Note 6):
     Basic                          $       0.02    $      (0.44)   $       0.06    $      (0.65)
                                    ============    ============    ============    ============
     Diluted                        $       0.02    $      (0.44)   $       0.04    $      (0.65)
                                    ============    ============    ============    ============
Weighted Average Shares
  Outstanding (Note 6):
     Basic                            12,097,342       5,352,767       8,874,221       5,347,583
                                    ============    ============    ============    ============
     Diluted                          13,159,568       5,352,767      11,867,751       5,347,583
                                    ============    ============    ============    ============

                      NEMATRON CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE-AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                               THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                               ---------------------------     -------------------------
                                 1999             1998           1999             1998
                              (UNAUDITED)      (UNAUDITED)    (UNAUDITED)      (UNAUDITED)

Net income (loss)              $   276,351    $(2,343,433)   $   489,141    $(3,474,592)
Other comprehensive income -
    equity adjustment from
    foreign translation             (5,565)        (7,575)        (2,683)           (94)
                               -----------    -----------    -----------    -----------
Comprehensive income (loss)    $   270,786    $(2,351,008)   $   486,458    $(3,474,686)
                               ===========    ===========    ===========    ===========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                           1999              1998
                                                                       (UNAUDITED)       (UNAUDITED)
Cash Flows From Operating Activities:
     Net income (loss)                                                  $   489,141    $(3,474,592)
     Adjustments to reconcile net income (loss)  to net cash flows used in operating activities:
         Depreciation and amortization                                    1,134,248      1,256,868
         Deferred income tax benefit                                        (21,600)      (107,143)
         Loss on disposal of property                                        15,200            -0-
         Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                        (1,151,672)     1,003,831
              Inventories                                                   184,998        820,462
              Prepaid expenses and other current assets                     (31,386)       (10,508)
              Accounts payable                                              587,000      1,512,014
              Accrued expenses                                               54,445         64,208
                                                                        -----------    -----------
              Net Cash Provided By Operating Activities                   1,260,374      1,065,140
                                                                        -----------    -----------
Cash Flows From Investing Activities:
     Additions to capitalized software development costs                   (202,506)      (941,968)
     Additions to property and equipment, net of minor disposals            (74,528)      (138,037)
     Proceeds from disposals of property and equipment                       12,490            -0-
                                                                        -----------    -----------
              Net Cash Used In Investing Activities                        (264,544)    (1,080,005)
                                                                        -----------    -----------
Cash Flows From Financing Activities:
     Net proceeds from stock subscriptions                                1,520,000            -0-
     Proceeds from common stock subscriptions                             1,500,000            -0-
     Increase (decrease) in note payable to bank                         (2,713,425)       637,000
     Payment of trade notes payable                                        (906,889)           -0-
     Payments of long-term debt                                            (332,489)      (367,508)
     Payment of deferred financing fees                                     (77,000)           -0-
     Proceeds from exercise of options and warrants                             -0-         33,905
                                                                        -----------    -----------
              Net Cash Provided By (Used In) Financing Activities        (1,009,803)       303,397
                                                                        -----------    -----------
Foreign Currency Translation Effect                                          (2,683)           (94)
                                                                        -----------    -----------
Net Increase (Decrease) In Cash and Cash Equivalents                        (16,656)       288,438
Cash and Cash Equivalents at Beginning of Period                            106,730        454,765
                                                                        -----------    -----------
Cash and Cash Equivalents at End of Period                              $    90,074    $   743,203
                                                                        ===========    ===========

Non-Cash Financing and Investing Activities:
     Conversion of stock subscriptions to common stock                  $ 1,500,000            -0-
     Increase in common stock from conversion of
         convertible promissory notes (Note 3)                          $ 1,023,029            -0-
     Decrease in long-term debt and property resulting from
         adjustment of purchase price                                   $    55,534            -0-

Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                             $   295,616    $   340,673
     Cash paid for income taxes                                                 -0-            -0-

                      NEMATRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE-AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

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

The results of operations for the three- and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

Inventories consist of the following at June 30, 1999 and December 31, 1998:


                                                    JUNE 30, 1999   DECEMBER 31, 1998

Purchased parts and accessories                        $1,279,845     $1,142,431
Work in process                                           151,319        307,762
Finished goods, demo units and service stock              268,173        434,142
                                                       ----------     ----------

    Total Inventory                                    $1,699,337     $1,884,335
                                                       ==========     ==========


NOTE 3 - CONVERTIBLE PROMISSORY NOTES

         In December 1998, the Company issued convertible promissory notes (the "Notes") in the aggregate principal amount of $1 million with 18 investors in a private placement (collectively, the "Note Holders") as the first stage of a capital transaction, under which the Company raised a total of approximately $4 million of equity. The Notes bore interest at the rate of seven percent (7%) per annum, were due and payable, with accrued interest, on the later of March 31, 1999 or 5 days following the date of shareholder approval of the capital transaction. The Notes were not transferable without the Company's consent. The Notes and accrued interest thereon were convertible by the Note Holders into Common Stock at $0.25 per share (the "Conversion Price"). In February and March 1999, certain Note Holders converted $169,863 of Notes and received 679,450 shares of Common Stock. On April 7, 1999, following shareholder approval of the capital transaction on April 6, 1999, the remaining $830,137 of Notes and $23,029 of accrued interest thereon were converted into 3,412,664 shares Common Stock.


NOTE 4 - SHORT-TERM AND LONG-TERM DEBT


The Company has entered into various amendments, through April 23, 1999, to the September 1998 loan agreements with its primary bank lender which provide, among other things, for a modification of certain terms of the Term Note, two Equipment Notes and a Revolving Credit Note (the "Bank Agreements").

Under the terms of the Bank Agreements, the amount available under the Revolving Credit Note was reduced from $5,000,000 to $4,000,000 on April 7, 1999, following the private placement of common stock on the same date. The credit availability is limited by a borrowing formula which allows for advances up to a maximum of the sum of 80% of eligible domestic and foreign accounts receivable, plus 35% of inventory, less the amount of letters of credit issued by the Company. Prior to the private placement, the formula also included a Permitted Overadvance of $1,100,000. The interest rate on the credit line borrowings is at the bank's prime interest rate plus 2.0% (9.75% effective rate at June 30, 1999). Amounts borrowed under the line of credit are due in full on October 31, 1999. The Company intends to replace the current Bank Agreements with a borrowing arrangement, on terms no less restrictive than the current Bank Agreements, with a different senior bank lender prior to October 31, 1999.

Long-term debt includes the following debt instruments at June 30, 1999, and December 31, 1998:

                                                    JUNE 30, 1999  DECEMBER 31, 1998

Mortgage loan payable to bank                        $ 1,869,318    $ 1,956,474
Term note payable                                      1,020,000      1,170,000
Capitalized lease obligations and other notes            476,564        632,801
                                                     -----------    -----------

    Total long-term debt                               3,364,882      3,759,275

Less current maturities                               (1,564,185)    (1,576,492)
                                                     -----------    -----------

Long-term debt, less current maturities              $ 1,807,067    $ 2,182,783
                                                     ===========    ===========

The mortgage loan agreement contains covenants that require the Company to maintain a minimum tangible net worth and a minimum debt-to-equity ratio. The Company is not in compliance with these covenants; however, the Company's mortgage lender has waived these defaults through October 1, 1999.

The Bank Agreements include various affirmative and negative covenants, the most restrictive of which are the prohibition of dividend payments and a requirement to maintain a specified level of adjusted net income, as defined. The Company is in compliance with these restrictive covenants. The borrowings under the Bank Agreements are due October 31, 1999. All borrowings under the Bank Agreements, totaling $1,269,420 and $1,487,017 at June 30, 1999 and December 31, 1998,
respectively, are included in current maturities of long-term debt. The Company intends to replace these borrowings with a new lender prior to the expiration date of the Bank Agreements.


NOTE 5 - TAXES ON INCOME

The current tax benefit computed for the three- and six-month periods ended June 30, 1999 and 1998 reflect the tax benefit associated with the amortization of non-deductible goodwill and other intangible assets during the same periods.

The Company has net operating loss carryforwards ("NOLs") of approximately $19,400,000, which may be applied against future taxable income. The NOLs expire beginning 2003 and run through 2013. Utilization of these NOLs is subject to annual limitations under current Internal Revenue Service regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the NOLs.


NOTE 6 - EARNINGS PER SHARE

Earnings per share ("EPS") for the three- and six-month periods ended June 30, 1999 and 1998 is as follows:

                                                   FOR THE THREE-MONTH PERIOD ENDED JUNE 30,
                                                  -----------------------------------------
                                                 1999                                   1998
                                 ----------------------------------------------------------------------------------
                                    Income                       Per        Income                          Per
                                    (Loss)        Shares        Share       (Loss)         Shares          Share
                                  (Numerator)  (Denominator)    Amount    (Numerator)   (Denominator)     Amount
                                   ---------    -----------     ------     ---------     -----------      ------
BASIC EPS:
Net income (loss)                $   276,351    12,097,342   $   0.02     $(2,343,433)     5,352,797   $    (0.44)
EFFECT OF DILUTIVE SECURITIES:
Convertible promissory
notes                                  2,106       318,954       0.00
Options                                            743,272       0.00              -0-            -0-        0.00
                                 -----------   -----------   --------     -----------    -----------   ----------

DILUTED EPS:
Net income available
to common shareholders           $   278,457    13,159,568   $   0.02     $(2,343,433)     5,352,797   $    (0.44)
                                 ===========   ===========   ========     ===========    ===========   ==========



                                                   FOR THE SIX-MONTH PERIOD ENDED JUNE 30,
                                                   ---------------------------------------
                                                 1999                                 1998
                                 ----------------------------------------------------------------------------------
                                     Income                       Per          Income                      Per
                                     (Loss)        Shares        Share         (Loss)       Shares        Share
                                   (Numerator)  (Denominator)    Amount       (Numerator) (Denominator)   Amount
                                    ---------    -----------     ------        ---------   -----------    ------
BASIC EPS:
Net income (loss)                $   489,141     8,874,221   $      0.06    $(3,474,592)    5,347,583    $  (0.65)

EFFECT OF DILUTIVE SECURITIES:
Convertible promissory
notes                                 24,946     2,513,815         (0.01)
Options                                  -0-       479,715         (0.01)           -0-           -0-        0.00
                                 -----------   -----------   -----------    -----------     ---------    --------

DILUTED EPS:
Net income available
to common shareholders           $   514,087    11,867,751   $      0.04    $(3,474,592)    5,347,583    $  (0.65)
                                 ===========   ===========   ===========    ===========     =========    ========




For the three-month period ended June 30, 1999, 478,856 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the exercise prices of the excluded options and warrants were greater than the average market price of the common shares during the period. These options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002. For the three month period ended June 30, 1998, 860,754 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the inclusion of these securities would have an antidilutive effect on loss per share during the three-month period ended June 30, 1998. These options expire on various dates between 2003 and 2009, and these warrants expire between February 2000 and October 2002.

For the six-month period ended June 30, 1999, 865,747 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the exercise prices of the excluded options and warrants were greater than the average market price of the common shares during the period. These options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002. For the six- month period ended June 30, 1998, 860,754 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the inclusion of these securities would have an antidilutive effect on loss per share during the six-month period ended June 30, 1998. These options expire on various dates between 2003 and 2009, and these warrants expire between February 2000 and October 2002.

In July 1999, the Company issued a total of 80,000 shares of Common Stock in connection with the exercise of outstanding options, all of which have been accounted for in the diluted EPS computation for the three- and six-month periods ended June 30, 1999. Additionally, in July 1999, the Company issued a total of 615,850 options and option holders forfeited a total of 203,000 options. None of the newly issued options or the forfeited options would have been included in the diluted EPS computation for the three- or six-month periods ended June 30, 1999.


NOTE 7 - CONTINGENCIES

         On May 8, 1998, a lawsuit was filed against the Company in the District Court for the Southern District of New York, and in December 1998, the case was transferred to the United States District Court for the Eastern District of Michigan. The lawsuit named as defendants the Company, certain of its officers and directors, its former independent auditor and the underwriter for the Company's initial public offering. Plaintiffs claimed that the defendants violated securities laws and common law based on allegations that defendants made untrue statements of material facts and that they omitted material facts necessary in order to make the statements not misleading. The complaint sought unspecified damages and costs. In April 1999, the Court granted the Company's motion to dismiss the suit, and the time period allowed for plaintiffs' appeal has expired.


NOTE 8 - CHANGES IN COMMON STOCK AUTHORIZED, ISSUED AND OUTSTANDING

         On April 6, 1999 the Company's shareholders approved a two stage capital transaction. Stage one included the issuance of $1,000,000 of Convertible Notes, as described in Note 3 above, and stage two included the exercise of options included in such Notes and the private placement of securities. In February and March 1999, certain note holders converted $169,863 of Notes and received 679,450 shares of Common Stock. Following shareholder approval, the remaining $830,137 of Notes and $23,029 of accrued interest thereon were converted into 3,412,664 shares of Common Stock. As a result of the completion of the first stage of the capital transaction, a total of 4,092,114 shares of Common Stock were issued. On April 6, 1999, the Company completed the second stage of the capital transaction. As a result thereof, the Company issued a total of 3,080,000 shares of Common Stock at $1.00 per share upon the exercise of the options and the private placement. (See Note 3).

         On April 6, 1999, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 15 million to 30 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

THREE- AND SIX - MONTH PERIODS ENDED JUNE 30, 1999 COMPARED WITH THE THREE- AND SIX - MONTH PERIODS ENDED JUNE 30, 1998

         Net revenues for the three- and six-month periods ended June 30, 1999 increased $2,181,000 (57.9%) and $3,044,000 (34.9%), respectively, to $5,949,000 and $11,755,000, respectively, compared to the same periods last year. The revenue increases are primarily attributable to increases in sales of bundled Industrial Control Computers under a major supply program with a major automotive company, partially offset by slightly lower sales of software products. Management expects that net revenues for the last six months of 1999 will also increase compared to the year earlier period, based on existing scheduled production releases, expected shipments under the current supply contract and the current backlog.

         Gross profits for the three- and six-month periods ended June 30, 1999 increased $1,304,000 (242.17%) and $1,638,000 (78.9%), respectively, to
$1,843,000 and $3,713,000, respectively, compared to the same periods last year. Gross profit as a percentage of net revenues for the three- and six-month periods ended June 30, 1999 were 31.0% and 31.6%, respectively, compared to 14.3% and 23.8% in the same periods last year. The improvement in gross profit percentage results from both fixed cost and variable product cost reductions and from a higher percentage of sales of higher margin bundled hardware/software products in the current periods compared to the same periods last year. Management expects that gross profit margins will remain relatively constant throughout the year as the mix of sales in the remaining quarters of 1999 is expected to be similar to the sales mix experienced in the first six months of the year, based on the current backlog.

         Product development expenses for the three- and six-month periods ended June 30, 1999 decreased $76,000 (28.4%) and $119,000 (23.6%), respectively, to
$192,000 and $383,000, respectively, compared to the same periods last year. The decrease is attributable to a smaller development staff and reduced development efforts in the current periods compared to a year ago. Management expects that product development expenses will increase slightly in the remaining quarters of 1999 as staff and development efforts are planned to increase above current levels to develop and release new products in 1999 and 2000.

         Selling, general and administrative expenses for the three- and six-month periods ended June 30, 1999 decreased $1,173,000 (47.1%) and $2,308,000 (47.6%) to $1,318,000 and 2,543,000, respectively, compared to the comparable periods last year. Together with product development costs, these operating expenses decreased as a percentage of net revenue to 25.4% and 24.9% for three- and six-month periods ended June 30, 1999, compared to 73.2% and 61.5% in the comparable periods last year. The decrease in selling, general and administrative expenses resulted primarily from lower staff levels, the effects of closing of satellite offices during the last nine months, and the effects of cost controls during the current periods. Management expects that selling, general and administrative expenses will increase in the remaining quarters of 1999 because of expanded marketing and sales activities, but that such expenses will decrease as a percentage of net revenues as net revenues are expected to increase by a greater amount than the expense increase for the remaining quarters of 1999.

         Interest expense for the three- and six-month periods ended June 30, 1999 decreased $112,000 (62.4%) and $22,000 (6.6%), respectively, to $68,000 and
$317,000, respectively, compared to $180,000 and $340,000 for the comparable periods last year. These decreases result from lower average borrowing levels, most notably in the three-month period ended June 30, 1999 because of the paydown of line of credit borrowings following the April 6, 1999 capital infusion.

         Sundry expenses for the three- and six-month periods ended June 30, 1999 and 1998 were not significant for any period presented.

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

         The Company has finished Phase I of its program. The Company has contacted all significant software suppliers and, because of recent purchases of its major financial and operational software, believes that its financial and operational software is Y2K compliant. The Company has also reviewed its financial and information system applications, as well as its hardware and software products for Y2K compliance, including the firmware embedded in certain hardware products. The Company has determined that its major financial and operational software and the systems used in non-information technology areas, such as security, telephone systems and climate control systems, are Y2K compliant. The Company has used its employee engineers and others in its review and testing procedures.

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

         The Company has relationships with, and is to varying degrees dependent upon, various third parties that provide funds, information, goods and services to the Company. These include the Company's bank lender, utility providers, stock transfer agent, and suppliers of components. The Company is attempting, through informal contacts, to assess the compliance of these third parties. While not all parties have informed the Company as to their status, the most significant of these third parties have represented that their systems and products are Y2K compliant. The Company will continue with this assessment in the next two quarters of 1999. The Y2K compliance of the systems of these third parties is outside the Company's control and there can be no assurance that these third parties will be Y2K compliant.

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

         To date, the Company has expended approximately $55,000 in incremental costs to assess and remediate Y2K problems. Existing engineering and application support and other Company personnel have expended these efforts. These costs have been expensed as incurred. The Company estimates additional Y2K remediation costs of $15,000 incrementally over the next two quarters. Estimates of time, cost and risks are based on currently available information. Developments that could affect estimates include, without limitation, the availability of trained personnel, the ability to locate and correct all noncompliant systems, cooperation and remediation success of third parties material to the Company, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or third parties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is party to a series of agreements with its primary bank lender under which it has a term note, two equipment notes and a bank line of credit. The bank line of credit permits borrowing up to $4,000,000, subject to an availability formula based upon a percentage of eligible accounts receivable and inventory, reduced by letters of credit issued by the Company. At July 31, 1999, approximately $475,000 was outstanding on the line, $2,000,000 is reserved in connection with a letter of credit issued to a contract manufacturer, and the additional line availability was approximately $850,000. The expiration date of the line of credit has been extended to October 31, 1999. Amounts borrowed under the facility bear interest at prime plus 2.0% (9.75% effective rate at June 30, 1999).

         Prior to the expiration of the line of credit on October 31, 1999, the Company plans to change senior lenders and establish a line of credit with a higher borrowing limit. Based on proposals received from interested potential senior lenders, the Company is confident that a new senior lender relationship will be established, and the new agreements will be on terms no less favorable than current terms. However, there is no assurance that the Company will accept any of the several senior lender proposals, or if it does, that the borrowing facilities will be established between the Company and any potential senior lender.

         As of June 30, 1999, the Company has cash of $90,000 and total working capital of $832,000. Based upon existing working capital, the existing borrowing arrangements, the opportunities to replace its current senior lender, and forecasted revenue and expense levels, management believes that it has sufficient liquidity to satisfy its liabilities as they become due.

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

         "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" (as defined in the federal securities laws) based on current management expectations. Factors that could cause future results to differ from these expectations include the failure of the Company to secure a replacement senior lender, the decline of economic conditions in general and conditions in the automotive manufacturing industry in particular, a reduction in demand for the Company's products and services, decreases in orders under existing contracts, the inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, reductions in product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures which result in materially reduced selling prices for the Company's products, shifts in sales mix to less profitable products, raw material price increases or unavailability, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, the inability to attract or retain sales, marketing and engineering talent, changes in customer requirements, unexpected Y2K issues in the Company's products or systems, evolving industry standards, and any additional factors described in the Company's other reports filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On May 8, 1998, a lawsuit was filed by certain shareholders against the Company in the District Court for the Southern District of New York, and in December 1998, the case was transferred to the United States District Court for the Eastern District of Michigan. The lawsuit named as defendants the Company, certain of its officers and directors, its former independent auditor and the underwriter for the Company's initial public offering. Plaintiffs claimed that the defendants violated securities laws and common law based on allegations that defendants made untrue statements of material facts and that they omitted material facts necessary in order to make the statements not misleading. The complaint sought unspecified damages and costs. In April 1999, the Court granted the Company's motion to dismiss the suit, and the time period allowed for plaintiffs appeal has expired.

         On March 3, 1999, the Company filed suit in United State District Court for the Eastern District of Virginia - Norfolk Division. The suit was filed against the Company's former president, Mr. Frank Logan, and Chesapeake Bay Systems ("CBS"), a newly established entity controlled by Mr. Logan, seeking a preliminary injunction requiring CBS to deliver to Nematron certain software and other materials owned by Nematron, and seeking damages related to a breach of contract by CBS, a breach of fiduciary duty by Mr. Logan, and tortious interference with a contract by Mr. Logan and CBS. On April 8, 1999, Mr. Logan and CBS filed a counterclaim against the Company and its president in the same court alleging tortious interference by certain directors and officers of Nematron with a contract between Mr. Logan, CBS and Nematron, and that Nematron and the Company's current president committed acts of libel and defamation of Mr. Logan. The damages and punitive awards sought by Mr. Logan and CBS exceeded $1 million. Mr. Logan and CBS filed a similar libel and defamation action in the Circuit Court for the City of Virginia Beach, Virginia on or about April 5, 1999. By March 31, 1999, CBS delivered to Nematron all software and other materials demanded by Nematron. On June 30, 1999, the parties agreed to settle all litigation, and the courts dismissed such legal actions in July 1999. The settlement awards to the parties were insignificant.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Following the receipt of shareholder approval on April 6, 1999 of a proposal to increase the number of authorized shares of Common Stock, the Company filed with the State of Michigan an amendment to its Article of Incorporation to increase the authorized shares of Common Stock from 15 million to 30 million.

(c) On April 7, 1999, following the receipt of shareholder approval, the Company issued 3,080,000 shares of its Common Stock in a private placement transaction for a total of $3,080,000 in cash. The Company issued the Common Stock to accredited investors, including investment funds, wealthy individuals and directors of the Company, without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder. The Company relied upon this exemption based upon the limited number of purchasers, the provision of financial and other information concerning the Company to the purchasers, investment representations made by the purchasers, the lack of general solicitation, and actions taken by the Company to restrict resale of the securities without registration, including the placement of restrictive legends on the share certificates.

         In addition, on April 7, 1999 the Company issued 3,412,664 shares of its Common Stock at $.25 per share upon conversion by the holders of $3,320,550 principal amount of its convertible promissory notes issued as of December 1, 1998 and $92,114 of accrued interest on such notes. The Company issued the Common Stock without registration under the Act in reliance upon Section 3(a)(9) of the Act. The Company relied upon this exemption because the issuance was an exchange of securities exclusively with its existing security holders and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

         In connection with the private placement of Common Stock and convertible promissory notes, the Company issued to its placement agent, Gregory J. Schwartz and Company, effective April 6, 1999, an option to purchase 80,000 shares of Common Stock at $.25 per share at any time prior to April 30, 2009 and an option to purchase 80,000 shares of Common Stock at $1.00 per share at any time prior to April 30, 2009. The Company issued the options without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon
         Section 4(2) of the Act. The Company relied upon this exemption based upon the limited number of purchasers, the provision of financial and other information concerning the Company to the purchaser, investment representations made by the purchaser, the lack of general solicitation, and actions taken by the Company to restrict resale of the options and the shares to be acquired upon exercise thereof, including the placement of restrictive legends on the share certificates to be issued upon exercise.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 6, 1999, the Company held its Annual Meeting of Shareholders. There were five matters voted on, which were the 1) the election of directors; 2) approval of the potential issuance of approximately 7.3 million shares of Common Stock pursuant to a capital raising transaction; 3) approval of a proposal to amend the Articles of Incorporation to increase the number of authorized shares of Common Stock from 15 million to 30 million; 4) approve a proposal to amend the Article of Incorporation to declassify the Board of Directors and reduce the terms for directors from three years to one year; and 5) approve the Nematron Corporation Long-Term Incentive Plan. All director nominees were elected and proposals 2, 3 and 5 were approved. Item 4, which required approval of holders of at least 80% of the outstanding shares of Common Stock, was not approved. The following table sets forth the results of the voting on the matters voted upon.

1.   Election of Directors:

                              Votes            Votes
    Nominees                   For            Against          Total

    Hugo E. Braun            4,861,878        253,039        5,114,917
    Matthew S. Galvez        5,071,525         43,392        5,114,917



                              Votes            Votes                       Broker
                               For            Against        Abstained    Non-Votes         Total
2. Approval of issuance of additional shares of Common Stock:

                             2,942,863         87,387          12,011      2,072,656      5,114,917

3. Approval of amendment to the Article of Incorporation to increase number of authorized shares of Common Stock:

                             4,946,733        107,234           7,827         53,123      5,114,917

4. Approval of amendment to the Article of Incorporation to declassify the Board and reduce Board terms:

                             2,828,889        244,166          22,329      2,019,533      5,114,917

5.       Approval of Long-Term Incentive Plan:

                             2,933,775        137,536          23,866      2,019,740      5,114,917


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein.

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEMATRON CORPORATION

                                    BY:

AUGUST 10, 1999                     /S/ MATTHEW S. GALVEZ
-------------------------------     ------------------------------------------
DATE                                MATTHEW S. GALVEZ, PRESIDENT & COO
                                    (DULY AUTHORIZED OFFICER)

AUGUST 10, 1999                     /S/ DAVID P. GIENAPP
-------------------------------     -------------------------------------------
DATE                                DAVID P. GIENAPP, EXECUTIVE VICE PRESIDENT -
                                    FINANCE &ADMINISTRATION
                                    (CHIEF ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


Exhibit Number            Description of Exhibit
--------------            ----------------------


        3.0 Certificate of Amendment to Articles of Incorporation dated June 30, 1999

       10.1 Employment Agreement, entered into effective October 1, 1998, by and between Matthew S.Galvez and the Company, dated July 26, 1999

       10.2           Nonqualified Stock Option Agreement between Matthew S.
                      Galvez and the Registrant entered into effective October 13, 1998

       10.3           Nonqualified Stock Option Agreement between Matthew S.
                      Galvez and the Registrant entered into effective December 3, 1998

       10.4 Third Amendment to Repayment Agreement and Sixth Amendment to Loan Agreement as of April 23, 1999 by and between KeyBank National Association and the Company, filed as
                      Exhibit 10.2 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference

       27             Financial Data Schedule