Form 10QSB
period 1999-09-30
NEMATRON CORP
filed 1999-11-15
CIK 892832

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

                For the quarterly period ended SEPTEMBER 30, 1999


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from      to
                                                -----   -----
Commission File Number: 0-21142


                              NEMATRON CORPORATION
        (Exact name of small business issuer as specified in its charter)

                        MICHIGAN                                                38-2483796
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

No par value Common Stock: 12,605,430 SHARES OUTSTANDING AS OF NOVEMBER 10, 1999

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                        1999                   1998
                                                                     (UNAUDITED)            (UNAUDITED)
                                                  ASSETS

Current Assets:
     Cash and cash equivalents                                    $    1,710,285         $      106,730
     Accounts receivable, net of allowance for doubtful
         accounts of $139,000 at September 30, 1999, and
         $368,000 at December 31, 1998                                 5,516,055              1,999,900
     Inventories (Note 2)                                              1,432,626              1,884,335
     Prepaid expenses and other current assets                           207,196                305,310
                                                                  --------------         --------------
              Total Current Assets                                     8,866,162              4,296,275
Property and Equipment, net of accumulated depreciation
         of $5,970,005 at September 30, 1999, and $5,685,402
         at December 31, 1998                                          2,525,778              3,344,140
Other Assets:
     Software and related development costs, net of amortization of  $3,286,018 at September 30, 1999, and $2,557,639
         at December 31, 1998                                          3,498,985              3,880,284
     Other intangible assets, net of amortization of $2,362,632 at
         September 30, 1999, and $2,225,842 at December 31,1998          799,695                942,158
                                                                  --------------         --------------
              Net Other Assets                                         4,298,680              4,822,442
                                                                  --------------         --------------
              Total Assets                                        $   15,690,620         $   12,462,857
                                                                  ==============         ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Note payable to bank (Note 4)                                $           -0-        $    2,715,457
     Accounts payable                                                  3,525,300              1,409,645
     Trade notes payable                                                      -0-             1,123,956
     Deferred revenue and other accrued expenses                       2,534,114              1,387,403
     Convertible promissory notes payable (Note 3)                            -0-             1,000,000
     Current maturities of long-term debt (Note 4)                     1,377,137              1,576,492
                                                                  --------------         --------------
              Total Current Liabilities                                7,436,551              9,212,953
Long-Term Debt, less current maturities (Note 4)                       1,646,846              2,182,783
Deferred Tax Liability                                                   145,800                178,200
                                                                  --------------         --------------
              Total Liabilities                                        9,229,197             11,573,936
Stockholders' Equity:
     Common Stock, no par value, 30,000,000 shares authorized;
         12,605,430 and 5,353,316 shares issued and outstanding
         at September 30, 1999 and at December 31, 1998,
         respectively (Notes 3 and 7)                                 28,727,838             24,664,809
     Foreign currency translation adjustment                               1,669                 (7,134)
     Accumulated deficit                                             (22,268,084)           (23,768,754)
                                                                  --------------         --------------
              Total Stockholders' Equity                               6,461,423                888,921
                                                                  --------------         --------------
              Total Liabilities and Stockholders' Equity          $    5,690,620         $   12,462,857
                                                                  ==============         ==============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE- AND NINE-MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998


                                 THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------        -------------------------------
                                      1999              1998                  1999             1998
                                   (UNAUDITED)       (UNAUDITED)           (UNAUDITED)      (UNAUDITED)
Net Revenues                     $ 10,479,734       $ 3,766,848         $ 22,234,769     $ 12,478,026

Cost of Revenues                    7,250,587         4,285,644           15,292,275       10,949,862
                                 ------------       -----------         ------------     ------------

              Gross Profit (Loss)   3,229,147          (518,796)           6,942,494        1,528,164
Operating Expenses:
     Product development costs        239,471           707,721              622,916        1,108,719
     Selling, general and
     administrative expenses        1,886,933         3,371,723            4,403,326        8,294,926
                                 ------------       -----------         ------------     ------------
     Total Operating Expenses       2,126,404         4,079,444            5,026,242        9,403,645
                                 ------------       -----------         ------------     ------------
Operating Income (Loss)             1,102,743        (4,598,240)           1,916,252       (7,875,481)
Other Income (Expense):
     Interest expense                 (85,202)         (252,121)            (433,690)        (591,769)
     Sundry income (expense)          (16,812)          (50,512)             (14,291)         (15,359)
                                 ------------       -----------         ------------     ------------
     Total Other Income (Expense)    (102,015)         (302,633)            (447,982)        (607,128)
                                 ------------       -----------         ------------     ------------
Income (Loss) Before Taxes          1,000,728        (4,900,873)           1,468,270       (8,482,609)
Income Tax Benefit (Note 5)            10,800           703,856               32,400          811,000
                                 ------------       -----------         ------------     ------------

Net Income (Loss)                $  1,011,528       $(4,197,017)        $  1,500,670     $ (7,671,609)
                                 ============       ===========         ============     ============

Per Share Amounts (Note 6):
     Basic                       $       0.08       $     (0.78)        $       0.15     $      (1.43)
                                 ============       ===========         ============     ============
     Diluted                     $       0.08       $     (0.78)        $       0.14     $      (1.43)
                                 ============       ===========         ============     ============
Weighted Average Shares
  Outstanding (Note 6):
     Basic                         12,547,169         5,353,316           10,111,991        5,349,515
                                 ============       ===========         ============     ============
     Diluted                       13,240,687         5,353,316           10,624,599        5,349,515
                                 ============       ===========         ============     ============


                     NEMATRON CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998


                                 THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------        -------------------------------
                                       1999             1998                  1999             1998
                                    (UNAUDITED)      (UNAUDITED)           (UNAUDITED)      (UNAUDITED)
Net income (loss)                  $1,011,528       $(4,197,017)          $1,500,670      $(7,671,609)
Other comprehensive income -
    equity adjustment from
    foreign translation                 8,148             2,169                8,803            1,735
                                   ----------       -----------           ----------      -----------
Comprehensive income (loss)        $1,019,676       $(4,194,848)          $1,509,473      $(7,669,874)
                                   ==========       ===========           ==========      ===========

                     NEMATRON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1999              1998
                                                                         (UNAUDITED)       (UNAUDITED)
Cash Flows From Operating Activities:
     Net income (loss)                                                    $1,500,670      $(7,671,609)
     Adjustments to reconcile net income (loss)  to net cash flows provided by operating activities:
         Depreciation and amortization                                     1,782,729        3,396,429
         Deferred income tax benefit                                         (32,400)        (811,000)
         Loss on disposal of property                                         53,200           51,711
         Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                         (3,516,155)       1,788,598
              Inventories                                                    451,709        2,539,637
              Prepaid expenses and other current assets                       98,114          298,301
              Accounts payable                                             2,115,655        1,651,242
              Deferred revenue and accrued expenses                        1,161,406          236,788
                                                                          ----------      -----------
              Net Cash Provided By Operating Activities                    3,614,928        1,483,097
                                                                          ----------      -----------
Cash Flows From Investing Activities:
     Additions to capitalized software development costs                    (347,081)      (1,379,170)
     Additions to property and equipment                                    (101,958)         (46,593)
     Proceeds from disposals of property and equipment                        19,317           60,921
                                                                          ----------      -----------
              Net Cash Used In Investing Activities                         (429,722)      (1,364,842)
                                                                          ----------      -----------
Cash Flows From Financing Activities:
     Net proceeds from sale of Common Stock (Note 7)                       1,520,000               -0-
     Proceeds from Common Stock subscriptions (Note 7)                     1,500,000               -0-
     Increase (decrease) in note payable to bank                          (2,715,457)         637,000
     Payment of trade notes payable                                       (1,123,956)        (241,805)
     Payments of long-term debt                                             (689,041)        (646,471)
     Payment of deferred financing fees                                     (102,000)              -0-
     Proceeds from exercise of options and warrants                           20,000           33,905
                                                                          ----------      -----------
              Net Cash Used In Financing Activities                       (1,590,454)        (217,371)
                                                                          ----------      -----------
Foreign Currency Translation Effect                                            8,803            2,075
                                                                          ----------      -----------
Net Increase (Decrease) In Cash and Cash Equivalents                       1,603,555          (97,041)
Cash and Cash Equivalents at Beginning of Period                             106,730          454,765
                                                                          ----------      -----------
Cash and Cash Equivalents at End of Period                                $1,710,285      $   357,724
                                                                          ==========      ===========

Non-Cash Financing and Investing Activities:
     Conversion of stock subscriptions to Common Stock                    $1,500,000               -0-
     Increase in Common Stock from conversion of
         convertible promissory notes (Note 3)                            $1,023,029               -0-
     Decrease in long-term debt and property resulting from
         adjustment of purchase price                                     $   55,534               -0-
     Conversion of trade accounts payable to trade notes payable                          $ 1,787,761
     Acquisition of equipment under capital lease obligations                             $   342,692
Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                               $  441,755      $   569,277
     Cash paid for income taxes                                                   -0-              -0-


                      NEMATRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Ltd., a United Kingdom corporation, and NemaSoft, Inc. ("NemaSoft") and Imagination Systems, Inc. ("ISI"), both Michigan corporations. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three- and nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

Inventories consist of the following at September 30, 1999 and December 31, 1998:

                                                 SEPTEMBER 30, 1999          DECEMBER 31, 1998
      Purchased parts and accessories               $ 1,141,163                $ 1,142,431
      Work in process                                    41,364                    307,762
      Finished goods, demo units and service stock      250,099                    434,142
                                                    -----------                -----------

          Total Inventory                           $ 1,432,626                $ 1,884,335
                                                    ===========                ===========

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

         In December 1998, the Company issued convertible promissory notes (the "Notes") in the aggregate principal amount of $1 million with 18 investors in a private placement (collectively, the "Note Holders") as the first stage of a capital transaction, under which the Company raised a total of approximately $4 million of equity. The Notes bore interest at the rate of seven percent (7%) per annum, were due and payable, with accrued interest, on the later of March 31, 1999 or 5 days following the date of shareholder approval of the capital transaction. The Notes were not transferable without the Company's consent. The Notes and accrued interest thereon were convertible by the Note Holders into Common Stock at $0.25 per share (the "Conversion Price"). In February and March 1999, certain Note Holders converted $169,863 of Notes and received 679,450 shares of Common Stock. On April 7, 1999, following shareholder approval of the capital transaction on April 6, 1999, the remaining $830,137 of Notes and $23,029 of accrued interest thereon were converted into 3,512,664 shares Common Stock.

NOTE 4 - SHORT TERM AND LONG-TERM DEBT

The Company entered into various amendments to the September 1998 loan agreements with its primary bank lender which provide, among other things, for a modification of certain terms of the Term Note, two Equipment Notes and a Revolving Credit Note (the "Bank Agreements").

Under the terms of the Bank Agreements, the amount available under the Revolving Credit Note was reduced from $5,000,000 to $4,000,000 on April 7, 1999, following the private placement of Common Stock on the same date. The credit availability under the Bank Agreements was limited by a borrowing formula which allowed for advances up to a maximum of the sum of 80% of eligible domestic and foreign accounts receivable, plus 35% of inventory, less the amount of letters of credit issued by the Company. Prior to the private placement, the formula also included a Permitted Overadvance of $1,100,000. The interest rate on the credit line borrowings was at the bank's prime interest rate plus 2.0% (10.0% effective rate at September 30, 1999). Amounts borrowed under the line of credit were due in full on October 31, 1999, which date was extended to November 12, 1999 and are included in current maturities of long-term debt.

The Company also was a party to a mortgage loan agreement that contained covenants that required the Company to maintain a minimum tangible net worth and a minimum debt-to-equity ratio. The Company was not in compliance with these covenants; however, the Company's mortgage lender waived these defaults through November 12, 1999.

On November 12, 1999, the Company repaid the amounts outstanding under the Bank Agreements, as well as the amount outstanding under the mortgage loan with the proceeds of a new term loan from LaSalle Business Credit, Inc., as described below.

Long-term debt includes the following debt instruments at September 31, 1999, and December 31, 1998:


                                                     SEPTEMBER 30, 1999        DECEMBER 31, 1998

     Mortgage loan payable to bank                    $  1,824,642               $  1,956,474
     Term note payable                                     930,000                  1,170,000
     Capitalized lease obligations and other notes         269,341                    632,801
                                                      ------------               ------------

          Total long-term debt                           3,023,983                  3,759,275

     Less current maturities                            (1,377,137)                (1,576,492)
                                                      ------------               ------------
     Long-term debt, less current maturities          $  1,646,846               $  2,182,783
                                                      ============               ============


On November 12, 1999, the Company entered into a Loan and Security Agreement (the "Credit Agreement") with LaSalle Business Credit, Inc. which provides for a three-year revolving line of credit and a term loan. The revolving credit note provides for a maximum borrowing of $8 million, limited by a borrowing formula which allows for advances up to 85% of eligible accounts receivable, with interest rate payable at the prime rate of interest plus 1.0% (9.25% at inception). The term loan of $2.9 million requires monthly principal payments of $16,100 plus interest at the prime rate of interest plus 1.5% (9.75% at inception), plus a mandatory quarterly prepayment of Excess Cash Flow, as defined in the Credit Agreement. The loans are collateralized by substantially all of the Company's assets and guaranteed by its domestic subsidiaries and their assets. Credit Agreement borrowings are due in full on November 12, 2002, but may be extended for an additional one-year period unless the lender gives prior notice of termination to the Company.

NOTE 5 - TAXES ON INCOME

The current tax benefit computed for the three- and nine-month periods ended September 30, 1999 and 1998 reflect the tax benefit associated with the amortization of non-deductible goodwill and other intangible assets during the periods.

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


NOTE 6 - EARNINGS PER SHARE

Earnings per share ("EPS") for the three- and nine-month periods ended September 30, 1999 and 1998 is as follows:

                                             FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30,
                                             ----------------------------------------------
                                                1999                                     1998
                               ----------------------------------------  ------------------------------------
                                 Income         Shares        Per Share     (Loss)       Shares     Per Share
                               (Numerator)   (Denominator)     Amount    (Numerator) (Denominator)   Amount
                               -----------   -------------   ----------  ----------- -------------  ---------
BASIC EPS:
Net income (loss)               $1,011,528   12,547,169     $      0.08   $(4,197,017)  5,353,316    $  (0.78)

EFFECT OF DILUTIVE SECURITIES:
Options                                         693,518              -0-           -0-         -0-         -0-
                                ----------   ----------     -----------   -----------   ---------    --------

DILUTED EPS:
Net income (loss)
Available to common
shareholders                    $ 278,457    13,240,687     $      0.08   $ (4,197,017) 5,353,316    $  (0.78)
                                =========    ==========     ===========   ============  =========    ========

                                                FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30,
                                                ---------------------------------------------
                                                1999                                     1998
                               --------------------------------------    ------------------------------------
                                 Income        Shares      Per Share       (Loss)       Shares      Per Share
                               (Numerator)  (Denominator)   Amount       (Numerator) (Denominator)   Amount
                               -----------  -------------  ----------    ----------- -------------  ---------
BASIC EPS:
Net income (loss)              $1,500,670  10,111,991      $   0.15      $(7,671,609) 5,349,515      $  (1.43)

EFFECT OF DILUTIVE SECURITIES:
Convertible promissory
notes                              24,946                     (0.00)
Options                                -0-    512,607         (0.01)              -0-        -0-         0.00
                               ----------  ----------      --------      -----------  ---------      --------

DILUTED EPS:
Net income available
to common shareholders         $1,500,670  10,624,599      $   0.14      $(7,671,609) 5,349,515      $  (1.43)
                               ==========  ==========      ========      ===========  =========      ========


For the three-month period ended September 30, 1999, 204,370 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the exercise prices of the excluded options and warrants were greater than the average market price of the common shares during the period. These options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002. For the three month period ended September 30, 1998, 860,754 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the inclusion of these securities would have an antidilutive effect on loss per share during the period. These options expire on various dates between 2003 and 2009, and these warrants expire between February 2000 and October 2002.

For the nine-month period ended September 30, 1999, 803,346 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the exercise prices of the excluded options and warrants were greater than the average market price of the common shares during the period. These options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002. For the nine-month period ended September 30, 1998, 860,754 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the inclusion of these securities would have an antidilutive effect on loss per share during the period. These options expire on various dates between 2003 and 2009, and these warrants expire between February 2000 and October 2002.


NOTE 7 - CHANGES IN COMMON STOCK AUTHORIZED, ISSUED AND OUTSTANDING

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998

         Net revenues for the three- and nine-month periods ended September 30, 1999 increased $6,173,000 (178.2%) and $9,757,000 (78.2%), respectively, to
$10,480,000 and $22,235,000, respectively, compared to the same periods last year. The revenue increases are primarily attributable to increases in sales of bundled Industrial Control Computers under a supply program with a major automotive company, partially offset by slightly lower sales of software products. Management expects that net revenues for the last quarter of 1999 will also increase compared to the year earlier period, based on existing scheduled production releases, expected shipments under the current supply contract and the current backlog. Management expects that the rate of increase in fourth quarter revenues over the year earlier period will approximate the rate increase for the first nine months of 1999. Management further expects that upon the first quarter 2000 expiration of the current program with a major automotive company, revenues for 2000 will not keep pace with revenue levels experienced in 1999.

         Gross profits for the three- and nine-month periods ended September 30, 1999 increased $3,748,000 and $5,414,000, respectively, to $3,229,000 and
$6,942,000, respectively, compared to the same periods last year. Gross profit as a percentage of net revenues for the three- and nine-month periods ended September 30, 1999 were 30.8% and 31.2%, respectively, compared to -13.8% and 12.2% in the same periods last year. The improvement in gross profit percentage in the current periods results from both fixed cost and variable product cost reductions and from a higher percentage of sales of higher margin bundled hardware/software products in the current periods compared to the same periods last year. Additionally, in the quarter ended September 30, 1998, the Company wrote down the carrying amount of certain inventories in the amount of $1,002,000, and this adjustment decreased gross profit by 26.6% and 8.1%, respectively, in the three- and nine-month periods ended September 30, 1998. Management expects that gross profit margins will remain relatively constant throughout the fourth quarter as the mix of sales in the fourth quarter of 1999 is expected to be similar to the sales mix experienced in the first nine months of the year, based on the current backlog.

         Product development expenses for the three- and nine-month periods ended September 30, 1999 decreased $468,000 (66.2%) and $486,000 (43.8%), respectively, to $239,000 and $623,000, respectively, compared to the same periods last year. The decrease is attributable to a smaller development staff and reduced development efforts in the current periods compared to a year ago. Management expects that product development expenses will increase slightly in the fourth quarter of 1999 as increased staff and development efforts are planned to develop and release new products in 2000.

         Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 1999 decreased $1,485,000 (44.0%) and $3,892,000 (46.9%) to $1,887,000 and $4,403,000, respectively, compared to the comparable periods last year. The decrease in selling, general and administrative expenses resulted primarily from lower staff levels, the effects of closing of satellite offices by December 1998, and the effects of cost controls during the current periods. Management expects that selling, general and administrative expenses will increase in the remaining quarter of 1999 because of expanded marketing and sales activities, but that such expenses will decrease as a percentage of net revenues.

         Interest expense for the three- and nine-month periods ended September 30, 1999 decreased $167,000 (66.2%) and $158,000 (26.7%), respectively, to
$85,000 and $434,000, respectively, compared to $252,000 and $592,000 for the comparable periods last year. These decreases result from lower average borrowing levels, most notably in the three-month period ended September 30, 1999 because of the paydown of line of credit borrowings from proceeds of the April 6, 1999 capital infusion and from cash generated from 1999 operations.

         Sundry expenses for the three- and nine-month periods ended September 30, 1999 and 1998 were not significant for any period presented.

YEAR 2000 ISSUE

         The Year 2000 Issue ("Y2K") is the result of certain computer programs being written using two digits rather than four digits to define the applicable year. Computer systems with a Y2K problem will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company began to assess its Y2K readiness and adopted a three-phase program for Y2K information systems compliance. Phase I is the identification of systems and products with which the Company has exposure to Y2K issues. Phase II encompasses the development and implementation of action plans to be Y2K compliant in all areas. Phase III includes final testing of each major area of exposure to ensure compliance. The Company has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications; (2) software products currently sold; (3) third-party relationships and (4) non-information technology areas such as security, telephone systems and climate control systems.

         The Company has finished all phases of its compliance program. The Company has contacted all significant software suppliers and believes that its financial and operational software is Y2K compliant. The Company has also reviewed its financial and information system applications, as well as its current hardware and software products for Y2K compliance, including the firmware embedded in certain hardware products, and believes that all such systems and software are Y2K compliant. Certain older products not currently offered were found to not be Y2K compliant, but a manual override solution has been offered and circulated to known users which will minimize any adverse effect to users of such older products. The Company has determined that its major financial and operational software and the systems used in non-information technology areas, such as security, telephone systems and climate control systems, are Y2K compliant. The Company has used its employee engineers and others in its review and testing procedures.

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

         The Company has relationships with, and is to varying degrees dependent upon, various third parties that provide funds, information, goods and services to the Company. These include the Company's bank lender, utility providers, stock transfer agent, contract manufacturer and suppliers of components. The Company is attempting, through informal contacts, to assess the compliance of these third parties. While not all parties have informed the Company as to their status, the most significant of these third parties have represented that their systems and products are Y2K compliant. The Company will continue with this assessment in the last quarter of 1999. The Y2K compliance of the systems of these third parties is outside the Company's control and there can be no assurance that these third parties will be Y2K compliant.

         Because the Company believes that the systems within its control are Y2K compliant, the Company believes that the most reasonably likely worst case scenario is a compliance failure by one or more of the third parties described above. Such a failure would likely have an adverse effect on the Company's business, financial condition and results of operations. The magnitude of that effect, however, cannot be quantified at this time because of variables such as the type and importance of the third party, the possible effect on the Company's operations and the Company's ability to respond. Thus, there can be no assurance that there will not be a material adverse effect on the Company if such third parties do not remediate their systems in a timely manner and in a way that is compatible with the Company's systems.

         As a result, the Company continues to develop contingency plans that assume some estimated level of noncompliance by, or business disruption to, these third parties. The Company intends to have contingency plans developed by the end of 1999 for third parties determined to be at high risk of noncompliance or business disruption or whose noncompliance or disruption, while not high risk, is considered likely to materially affect the Company.

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

         To date, the Company has expended approximately $60,000 in incremental costs to assess and remediate Y2K problems. Existing engineering and application support and other Company personnel have expended these efforts. These costs have been expensed as incurred. The Company estimates additional Y2K remediation costs of $5,000 during the fourth quarter of 1999. Estimates of time, cost and risks are based on currently available information. Developments that could affect estimates include, without limitation, the availability of trained personnel, the ability to locate and correct all noncompliant systems, cooperation and remediation success of third parties material to the Company, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or third parties.

         The disclosure in this section contains information regarding Year 2000 readiness which constitutes "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act. Readers are cautioned that forward-looking statements contained in the Year 2000 Issue section should be read in conjunction with the Company's disclosures under the heading "Uncertainties Relating to Forward-Looking Statements".

LIQUIDITY AND CAPITAL RESOURCES

         The Company was a party to a series of agreement with its former primary bank lender under which the Company had a term note, two equipment notes and a line of credit (the "Bank Agreements"). The line of credit permitted borrowing up to $4,000,000, subject to an availability formula based upon a percentage of eligible accounts receivable and inventory, reduced by letters of credit issued by the Company. The interest rate on the credit line borrowings was at the bank's prime interest rate plus 2.0% (10.0% effective rate at September 30, 1999).

         The Company also was a party to a mortgage loan agreement that contained covenants that required the Company to maintain a minimum tangible net worth and a minimum debt-to-equity ratio. The Company was not in compliance with these covenants; however, the Company's mortgage loan lender waived these defaults through November 12, 1999.

         On November 12, 1999, the Company repaid the amounts outstanding under the Bank Agreements and under the mortgage loan with the proceeds from a new $2.9 million three year term loan pursuant to a Loan and Security Agreement with LaSalle Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement also provides for a revolving line of credit up to $8.0 million, limited by a borrowing formula that allows for advances up to 85% of eligible accounts receivable, which bears interest at the prime rate of interest plus 1.0% (9.25% at inception). The term loan requires monthly principal payments of $16,100 plus interest at the prime rate of interest plus 1.5% (9.75% at inception), plus a mandatory quarterly prepayment of "Excess Cash Flow", as defined in the Credit Agreement. The loans are secured by substantially all of the Company's assets and guaranteed by its domestic subsidiaries and their assets. Borrowings under the Credit Agreement are due in full on November 12, 2002, but may be extended for an additional one-year period unless the lender gives prior notice of termination to the Company.

         The Credit Agreement includes various affirmative and negative covenants limiting the Company's ability to take certain actions, including the payment of cash dividends, requiring the Company to maintain specified levels of tangible net worth, debt service coverage and interest coverage and limiting capital expenditures and software development expenditures.

         Based upon existing working capital, the new borrowing arrangement, and forecasted revenue and expense levels, management believes that it has sufficient liquidity to satisfy its liabilities as they become due.


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

         "Item 2. Management's Discussion and Analysis or Plan of Operations" includes "forward-looking statements" (as defined in the federal securities laws) based on current management expectations. Factors that could cause future results to differ from these expectations include the decline of economic conditions in general and conditions in the automotive manufacturing industry in particular, a reduction in demand for the Company's products and services, decreases in orders under existing contracts, the inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, reductions in product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures which result in materially reduced selling prices for the Company's products, shifts in sales mix to less profitable products, raw material price increases or unavailability, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, the inability to attract or retain sales, marketing and engineering talent, changes in customer requirements, unexpected Y2K issues in the Company's products or systems or third parties' systems, evolving industry standards, and any additional factors described in the Company's other reports filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) The terms of the proposed Credit Agreement described under Part I Item 2 "Management's Discussion and Analysis or Plan of Operation", when effective, will prohibit the payment of dividends by the Company.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein.

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     NEMATRON CORPORATION

                     BY:

NOVEMBER 12, 1999    /S/ MATTHEW S. GALVEZ
-----------------    -------------------------------------------------
DATE                 MATTHEW S. GALVEZ, PRESIDENT AND CHIEF EXECUTIVE OFFICER
                     (DULY AUTHORIZED OFFICER)

NOVEMBER 12, 1999    /S/ DAVID P. GIENAPP
-----------------    -------------------------------------------------
DATE                 DAVID P. GIENAPP, VICE PRESIDENT - FINANCE & ADMINISTRATION
                     (CHIEF ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS


Exhibit Number                    Description of Exhibit

        3.1       Articles of Incorporation, as amended through June 30, 1999

        4.1 Loan and Security Agreement, dated as of November 12, 1999, by and between Nematron Corporation and LaSalle Business Credit, Inc. providing for a $10.9 million total facility, including a $2.9 million term loan and a $8.0 million revolving line of credit.

        10.1 Employment Agreement, entered into effective October 1, 1998, by and between Matthew S. Galvez and the Company, dated July 26, 1999 (filed as Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999 and incorporated herein by reference)

        27        Financial Data Schedule