Form 10KSB40
period 1999-12-31
NEMATRON CORP
filed 2000-03-23
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the fiscal year ended DECEMBER 31, 1999
                                       or
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    -----------------   ------------------
         Commission File Number:  0-21142

                              NEMATRON CORPORATION
                 (Name of small business issuer in its charter)

           MICHIGAN                                            38-2483796
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 5840 INTERFACE DRIVE, ANN ARBOR, MICHIGAN 48103
               (Address of principal executive offices) (Zip Code)

                                 (734) 214-2000
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
   Title of Each Class                      Name of Exchange on Which Registered
Common Stock, no par value                      The American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act: NONE

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for its most recent fiscal year:  $29,772,129

         The aggregate market value of the voting stock held by non-affiliates as of March 20, 2000, computed by reference to the closing price of such stock on such date as quoted on The American Stock Exchange, was approximately $26,863,000. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 5% of the outstanding Common Stock are assumed to be affiliates.

           The number of shares outstanding of the issuer's Common Stock on March 20, 2000 was 12,605,430.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT [  ] Yes [ X ] No

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                    Part of Form 10-KSB Into
              Document                        Which the Document is Incorporated
Portions of Definitive Proxy Statement
for the 2000 Annual Meeting of Shareholders              Part III
(the "2000 Proxy Statement")

================================================================================

                                     PART I
ITEM 1.  BUSINESS.

         This Business section contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed below and in "Management's Discussion and Analysis of Operations - Uncertainties Relating to Forward Looking Statements."

         CORPORATE HISTORY

         Nematron Corporation ("Nematron" or the "Company") was incorporated in Michigan in October, 1983. In 1986, the Company became a wholly owned subsidiary of Interface Systems, Inc. ("Interface"). On February 26, 1993, the Company became an independent publicly-traded company as a result of a spin-off from Interface, which was effected by the distribution of 100% of the shares of the Company on a pro rata basis to Interface's shareholders.

         During the year ended September 30, 1997, the Company acquired Intec Controls Corp., a Massachusetts-based software development company, and Virtual-Time Software, Inc., a California-based software development company.

         The Company's principal executive offices are located at 5840 Interface Drive, Ann Arbor, Michigan 48103, and its telephone number is (734) 214-2000.


         GENERAL

         Nematron designs, manufactures and markets factory automation products, including computer hardware and software products. Its industrial computers and terminals are called Industrial Control Computers(TM) ("ICCs") and Industrial Workstations(TM) ("IWSs"), which are "ruggedized" computers with built-in displays, keyboards or other forms of operator input. ICCs and IWSs are used by operators in industrial processing and in factory floor environments to monitor and control machine and cell level operations. Nematron's software products are sold to industrial users for direct machine control, supervisory control, operator interface and data acquisition.

         The primary focus of ICCs and IWSs is on applications where the extremes of temperature, shock, vibration, high humidity, airborne contaminants and physical abuse or hard use require the use of equipment that has been specially designed to operate more reliably than commercial grade equivalents. The Company's industrial computer products are used in industrial manufacturing and process automation, specifically relating to direct machine control and operator-machine interface applications. The Company incorporates electronic technology and software in its ICCs and IWSs to satisfy a broad variety of customer applications. The applications may range from the replacement of traditional hardwired push buttons, lights and gauges that can be used with a single machine or local process, to advanced industrial computer-based systems that provide supervisory control, direct control and networking capabilities over a large number of machines.

         The Company has five main software products, all of which were developed by the Company or acquired in the past five years. These products, used in the industrial and factory automation workplace, are marketed under the trade names OpenControl(TM), Hyperkernel(R), Paragon(TM), FloPro(R) and AutoNet(TM). Additionally, most of the Company's IWS products contain proprietary software embedded in the products as firmware that is not sold separately. All five shrink-wrap products can be run on Nematron's computers or those of most other manufacturers.

         The Company's OpenControl software product allows operators to leverage PC-based software packages, such as Windows NT and many popular Supervisory Control and Data Acquisition ("SCADA") and Man-Machine Interface ("MMI") programs. OpenControl allows the use of standard networking products and connectivity to the Internet or corporate-wide Intranet systems using a modular approach for open control architecture applications. Hyperkernel allows software developers to integrate highly deterministic real-time applications into Microsoft's Windows NT operating system and enables devices such as robots, process controllers and motion control systems to be configured as application servers on any standard network system. The Company's Paragon software product is a SCADA package, which regulates control and management of process information. The Company's FloPro software product is a flowchart programming and direct machine control software product. The Company's AutoNet software product is a test and measurement server which allows for data acquisition and real time processing of data and for performing multiple functions at high speed.

         The Company has two primary locations in the United States and one in the United Kingdom. The Company's headquarters are in Ann Arbor, Michigan and employees located there are responsible for computer assembly, customer service, product development, administration, finance, accounting, personnel, corporate purchasing, corporate quality, corporate marketing, corporate-wide sales and international business development. The Company's software development and software manufacturing are conducted at its Foxboro, Massachusetts office. Software engineers and other employees located in Foxboro are responsible for software product development, enhancement, maintenance, and reproduction of shrink-wrapped software. The Company's sales and support operations for the European marketplace are conducted in Waterlooville, Hampshire, The United Kingdom, through its Nematron Limited subsidiary. Located south of London, its principal functions are European sales, distribution management, application engineering, technical support and customer service. Nematron Limited is primarily operated as a cost center since allocation of gross product margins and operating and administrative expenses cannot be reasonably allocated to that entity or by region. The Company also maintains a sales office in Canada.


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

         The Company offers a variety of ICC and IWS products to the industrial automation marketplace. Each product class includes a range of display options, prices, and capabilities.

         Virtually all of the Company's newer products use "flat panel" displays that offer considerable space savings and increased reliability and clarity than the older technology CRT displays. These products also provide immunity to shock, vibration, and electromagnetic interference. They are particularly well suited for applications with physical space limitations and with hazardous environments such as chemical plants, and in the presence of high electrical currents, such as in aluminum and steel processing applications.

         While price and features can be important factors in a customer's purchase decision, reliability consistently ranks the highest. As a result, the Company expends significant effort on design verification and testing of new products and purchased components and assembled products. In addition, management believes the Company is able to price its products competitively because of their higher quality, and hence lower warranty and repair work is required to be performed after the sale.

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

         Most of the Company's competitors in this segment are small companies with limited resources and market share. A few competitors, such as Allen-Bradley, Cutler-Hammer and GE Fanuc, have substantially greater resources than the Company, and offer competitive products in the upper end of the price range.

         Sales of low-end products in each of fiscal 1999 and fiscal 1998 amounted to less than 10% of consolidated revenue. The Company expects a slow growth rate in this market segment in the next year based upon its market research. The growth rate could accelerate if the market embraces the concept of small footprint operating systems and languages that can communicate with Windows NT-based control software. The Company plans to increase its efforts to develop and market new embedded software products and enhance existing products.

         INDUSTRIAL GRAPHICS TERMINALS AND PROGRAMMABLE OPERATOR INTERFACE PRODUCTS

         Industrial graphics terminals and programmable operator interface products include both CRT displays or flat panel displays with and without keyboards. These products utilize the Company's proprietary hardware and software designs that support either remote terminal operation with an intelligent host, or fully programmable operation to support PLC operator interface applications.

         Because several dozen large and small companies offer competing products in this market, competition is intense. Every major PLC company competes in this market, either with its own designs or with private-labeled products. Significant competitors include Allen-Bradley, Siemens and Cutler-Hammer.

         Sales of industrial graphics terminals and programmable operator interface products in each of fiscal 1999 and fiscal 1998 amounted to less than 10% of consolidated revenue. The Company expects a decrease of approximately 10% per year in this market segment due to the anticipated availability of more sophisticated technology at lower costs.

         INDUSTRIAL PC PRODUCTS AND INDUSTRIAL CONTROL COMPUTER PRODUCTS

         The 5000, 6000 and 8000 series of Industrial Control Computers ("ICCs") were designed and developed by the Company from 1995 through 1999. ICC-5/6/8000 products offer Pentium 133 through Pentium III 600 MHz processors. They are shipped with display options from 10.4" to 15.0" and a choice of motherboards featuring PCI/ISA bus architecture. The front panels of these units have integrated keypads and are rated UL Type 4X (watertight) construction. Each of these models is UL safety rated and is certified to the CE Mark. Many of the ICC products are also "bundled" with the Company's OpenControl and Paragon software products. These units range in price from $4,500 to $13,000, varying primarily on the choice of display, processors, features and bundled software.

         The 500i and 600i series of Industrial Control Computers ("ICIs") were designed and developed by the Company in 1998. ICI-500/600i products offer Pentium 133 to Pentium/MMX 233 MHz processors with ISA passive backplane architecture. They are shipped with display options from 10.4" to 12.1" and have the same ratings as the ICC-5/6/8000 series. These units range in price from $4,500 to $10,000, varying primarily on the choice of display, processors, features and bundled software.

         The FlexBox(TM) modular rack-mount or bench-top PC offers processors ranging from Pentium 133 to Pentium III 600 MHz processors. These computers are based on the same PCI/ISA motherboard technologies offered in the ICC-5/6/8000 series. These modular computers are often integrated into a system which includes the Nematron MON-500 product, a 10.4" flat panel monitor with UL Type 4X front panel. FlexBox products range in price from $2,500 to $8,000 000 depending upon processors, hardware features and software options and the MON-500 ranges from $3,000 to $4,000 depending upon options selected.

         The MOD-D series of Digital Flat Panel Monitors (600D, 800D and 900D) were designed and developed by the Company in 1999. Display options range from 12.1" to 18.1" and have UL, CE Mark and UL Type 4X ratings. These units range in price from $2,500 to $8,000,000 depending upon processors and hardware features selected.

         Sales of these products in fiscal 1999 and fiscal 1998 amounted to 70% and 33%, respectively, of consolidated revenue. The Company expects that revenue from this product category will continue at the same rate as experienced in fiscal 1999.

         Management believes, based on market research and reports of various research analysts, that a large segment of the existing PLC market will over many years migrate to PC-based control and operator interface solutions that eliminate the PLC. The resulting market for industrial PC-based products will expand significantly. In response to this evaluation of the market, the Company will place substantial emphasis on further enhancements to Industrial Workstations and ICC products as cost effective replacements for existing, lower functionality, products that complement as well as replace PLCs.

         Many competitors participate in the industrial PC product market, most notably IBM, Allen-Bradley,

Siemens and smaller companies, including low-cost producers in the Far East. Many segments in this market are highly price-sensitive, especially in environments where desk top type products perform adequately. As the market expands, numerous competitive offerings will probably appear, putting downward pressure on prices and gross profit margins. The Company intends to continue providing industrial PC products with unique and valued features for reliable operation in factories and other harsh environments.


         COMPUTER HARDWARE PARTS AND SERVICE

         The Company maintains an inventory of spare parts and service stock and dedicates service technicians and support personnel whose functions include technical advice regarding product applications and service and repair of returned hardware products. With the increasing number of units in service in the marketplace due to the products' wide acceptance and long life, the shipment of spare parts and performing repair service on out-of-warranty product continues to be an important part of the business. Revenues from the service and repair of industrial hardware products in each of fiscal 1999 and fiscal 1998 amounted to less than 10% of consolidated revenue.

         SOFTWARE PRODUCTS

         The software products described below, all of which were acquired or developed by the Company in the last five years, represent the cornerstone of the Company's shift in its strategic focus. Prior to 1995, the Company relied solely on sales of Industrial Workstation products. Since 1995 the Company's strategy has been to position itself as a high value-added provider of bundled industrial PC hardware and Microsoft operating system-based software solutions. With the acquisition of the software products described below, the continued enhancement of existing products, the development of new hardware and software products, the Company is positioning itself to become a leading supplier of industrial automation solutions. These solutions include the delivery of superior software products bundled with state-of-the-art hardware products. The Company will attempt to use its software and proven reliable PC hardware to help drive the factory automation industry from PLCs to PC-based control with superior technical features compared to the older technology of PLCs.

         The Company's software products are used in the industrial and factory automation workplace. Additionally, most of the hardware products discussed above contain proprietary software embedded in the products as firmware which is not sold as a separate product. All software products may be run on Nematron's computers or on computers of most other manufacturers.

         Sales of software products, including associated support, training and maintenance agreements, amounted to 14% and 24% of the Company's consolidated revenue in fiscal 1999 and fiscal 1998, respectively. The Company expects that revenue from software products will represent 15-20% of revenues in 2000.

         OPENCONTROL(TM)

         The Company's software product suite for open architecture, direct control of machines is called OpenControl(TM). OpenControl allows operators to leverage PC-based software packages, such as Windows NT and many popular Supervisory Control and Data Acquisition and Man-Machine Interface programs, including the Company's proprietary Paragon SCADA product and MMI product. OpenControl allows the use of standard networking products and connectivity to the Internet or to corporate-wide Intranet systems. OpenControl provides a modular approach for open control architecture applications. The product is comprised of a series of Visual Programming languages for control, a FloPro for Windows NT run-time control engine, and independent device network I/O servers. FloPro for Windows NT, OpenControl's run-time engine, is a 32-bit version of the original field-proven FloPro technology described below. FloPro for Windows NT is several times faster than its DOS-based predecessor and is based on the Hyperkernel real-time Windows NT technology. A variety of device networks and legacy PLC I/O systems are supported.

         OpenControl competes with several products offered by companies of similar or smaller size than Nematron in the soft logic marketplace. The soft logic marketplace is an emerging market that is expected to grow significantly in the next several years as PCs and soft logic software programs replace PLCs and ladder logic software. Several of the Company's competitors license the technology upon which OpenControl is based. The OpenControl product has many advantages over its competitors: the software is self-documenting, it allows for more efficient programming, it costs less than many other products, it operates on open PC architecture, and it reduces plant down time through diagnostic messages and fast execution time.

         PARAGON(TM)

         The Company's SCADA and MMI software is called Paragon(TM). Paragon was originally acquired in March 1997 and has undergone many upgrades and enhancements since then. It is now often sold bundled with OpenControl and Hyperkernel on ICC products as a complete machine control solution. Paragon is a software package that regulates the control and management of process information and delivers high performance and reliability in networked applications with a scaleable database design. The open modular design and dynamic connectivity of Paragon simplify the integration into enterprise-wide networks. Paragon supports seamless cross-platform communication among operating systems from Windows NT to Windows 95 and OS/2 on the same network.

         Paragon competes with other software product offerings from other companies, most notably Wonderware and Intellution. However, the flexible feature set of Paragon and its networking capabilities provide users with advantages over competitive products. Paragon's built-in mechanisms allow data exchange with third-party applications through Dynamic Data Exchange, standards or programming languages. Paragon separates application functions into servers, which acquire, generate and store information. Peer-to-peer communication between any client/server or server/server pair occurs without a central server.

         HYPERKERNEL(R)

         Hyperkernel allows software developers to integrate highly deterministic real-time applications into the Microsoft Windows NT operating system and enables devices such as robots, process controllers and motion control systems to be configured as application servers on any standard network system. Hyperkernel product features include high speed timers, memory management, interrupt handlers, inter-process communication, file system services, and task scheduling and prioritization routines. By using a standardized development environment like Microsoft C and Visual C++, program developers may achieve significant reductions in software development efforts. The Hyperkernel technology provides true client/server capabilities for complex software applications. The Hyperkernel RTSS for the Windows NT operating system utilizes a sophisticated message-passing architecture for inter-process communications, which is the key difference between Hyperkernel and similar products developed to operate under DOS or Microsoft's Windows 3.1 operating systems.

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

         FLOPRO(R)

         The Company's soft logic software is called FloPro(R). FloPro is a flowchart programming system which executes from personal. FloPro is based upon the technology in Patent Number 4,852,047 "Continuous Flow Chart, Improved Data Format and Debugging System for Programming and Operation of Machines." The programming system is used to create, debug, document and execute control applications in an open architecture environment. Its open system architecture allows operators to interface it concurrently with many different input/output systems, motion controllers, message units and RF tag/bar code systems. FloPro simplifies machine control system development by allowing the use of multiple flowcharts, each one handling a relatively simple task, thus allowing for the concurrent development of applications by a team of control engineers. These flowcharts communicate with each other in a multi-tasking environment, which means that the control application is easy to create and understand. Additionally, FloPro is self-documenting in that it is a programming language based on the flowcharts; there is no need to translate the flowcharts to ladder logic. The use of FloPro and a PC replaces the need for PLCs and ladder logic for machine control applications. FloPro is in use at several automotive component manufacturing facilities and controls thousands of machines involved in the manufacture of engines and transmissions.

         AUTONET(TM)

         The Company's AutoNet(TM) software product, a test and measurement software, is sold to commercial and industrial companies primarily for use in a test cell environment. AutoNet allows for data acquisition and real time processing of high-speed data while performing multiple functions. AutoNet graphically displays real time information through a wide variety of configurable graphic instruments, trends and Cartesian plots. AutoNet performs real-time mathematical, statistical and trigonometric calculations for control, test sequencing, filtering and batch management of data. It features color coded annunciation of alarm information, diagnostic files and automatic time stamps, and presents stored data in report, historical graphics or ad hoc queries. AutoNet competes with products offered by other companies, most notably Hewlett Packard and National Instruments. The AutoNet product is unique in that it is a real time operating system, which operates at a higher performance level than competitive products.

SALES CHANNELS

         The Company employs three forms of sales channels. The Company's primary sales channel is a network of high-tech industrial distributors. The Company also sells its products to major original equipment manufacturers ("OEMs") of industrial processing systems and machines and to other major end users. And lastly, the Company markets certain products to private-label accounts that remarket Nematron's products primarily through their own networks of industrial electrical distributors. Traditionally, the split between these three channels is 40% / 40% / 20%, respectively. However, these percentages may vary by year depending on the success of various marketing campaigns and sales efforts to the various channels in any one period of time. The Company presently markets OpenControl heavily to the automotive manufacturing industry, and intends to expand that focus to other discrete and process industries in fiscal 2000. The Company also intends to increase its sales and marketing efforts for bundled hardware and software products among all industries.

         One distributor accounted for 30% of total fiscal 1999 revenues and three distributors accounted for 26% of total fiscal 1998 sales. These distributors resell products primarily to the automotive industry, OEMs and machine tool builders. No other private label, direct customer, or distributor accounted for more than 10% of total Company sales in 1999 or 1998. The ICC product family, including ICC products bundled with software products, accounted for approximately 70% and 33% of total fiscal 1999 and fiscal 1998 revenues, respectively. No other single model or product family accounted for more than 15% of the Company's revenues during those periods.

         The Company's distributors are typically companies with non-exclusive written agreements that purchase inventory and resell it to their customers. In addition, distributors typically provide varying amounts of customer training, application engineering, and support. The Company has approximately 40 domestic distributor branches and approximately 25 distributor branches in over 20 countries internationally. The Company has regional sales managers covering major geographic regions of the United States and Europe and several sales managers who concentrate on key accounts nationwide. These managers are located in the United States in Alabama, Arizona, Illinois, Michigan, Ohio, Texas, Tennessee, Virginia, Washington, Toronto, Canada and the United Kingdom. In addition, direct sales accounts and private label accounts are handled by both key account sales managers as well as corporate executive management.

MANUFACTURING AND SUPPLY

         The Company performs final assembly and testing for almost all hardware products. The assembly process encompasses the assembly of sheet metal parts, keypads, displays, electronic circuit boards and other component parts into finished products. In addition, the Company performs some limited cable manufacturing and wave soldering, and assembles engineering prototypes for new products. Beginning in May 1999, the Company began to subcontract the material acquisition and assembly of certain high volume - low mix ICC products to two subcontractors, one located in South Carolina and one in the Czech Republic. Approximately 40% of fiscal 1999 revenues were derived from sales of products assembled by these two subcontractors. For products assembled in-house, the Company purchases substantially all components. It uses a number of independent firms for these purchases and is not materially dependent upon any third party that performs these services. Although the Company was dependent in 1999 on one of the two subcontractors of complete ICC products, the Company may shift such assembly in-house or find alternate subcontractors in 2000 to achieve price reductions compared to newly quoted assembly pricing from the South Carolina subcontractor. Some components used in the Company's products are currently purchased from single or limited sources of supply. The Company believes that the loss of one or more suppliers would not have a material long-term impact on its operations but could cause some production delays.

         A network of PC-based workstations are used by personnel involved in accounting, purchasing, production, scheduling and inventory, as well as the computer-aided design and development of electronic circuitry, circuit board layout, programming of programmable logic devices, mechanical design and software development.

         In addition, the Company employs a variety of assembly and test equipment to reduce the cost of and ensure the quality of the designed and assembled products and components. The Company employs its environmental chambers and electronic instrumentation to certify that its products meet the severe industrial environments for which they are intended.


PRODUCT DEVELOPMENT

         The Company maintains an active product development program and continues to supplement existing research and development capabilities through active recruiting of technical personnel and development of proprietary technology. The Company has a substantial product development staff, including electrical and electronic design engineers, mechanical design engineers, software design engineers, product managers, application engineers and directly associated staff members involved in technical documentation and product support. The Company also periodically employs the services of unrelated contract engineering companies on an as-needed basis. The Company also has assigned certain of its engineers to quality control responsible for assuring the long term quality and reliability of the Company's products. The Company conducts its software development activities in Foxboro, Massachusetts and its hardware development and quality control and testing activities testing in Ann Arbor, Michigan.

         The Company emphasizes product development and quality and the employment of highly skilled and motivated individuals in the product development and quality assurance areas. Management believes that its product development staff is an important factor in the Company's ability to compete in the markets in which its products are sold. During the fiscal years 1999 and 1998, the Company expended approximately $2.1 million and $4.2 million, respectively, for direct hardware and software product development and product design quality, including those costs capitalized under Statement of Financial Accounting Standards No. 86. All of such costs were sponsored by the Company. These amounts represented 7% and 25% of total revenues in fiscal 1999 and 1998, respectively. The decrease in the percentage results from the combination of an increase in revenues and the consolidation of software development offices.

INTELLECTUAL PROPERTY

         The Company's FloPro software product, which is sold as a separate product but is also the underlying technology incorporated into the Company's OpenControl product, is based upon the technology specified in a patent for continuous flow chart, improved data formatting and a debugging system for programming and operations of machines. This patent was issued in 1989 as a 17 year patent. In 1997, the Company received a patent for a chassis hinged mechanism used on its ICC and certain other products. In 1999, the Company received a patent for a unique and effective method of logging and retrieving computer system parameters to assist with examining environmental variables, operating times and temperature ranges. The Company has no patents on other hardware products or computer software designs. The Company filed a patent application for its Hyperkernel real-time extension to Windows NT during fiscal 1996. The Company has an active technology committee that meets regularly with its patent counsel to review trademark and patent potential.

         In addition to trademarks on the trade names under which the Company does or did business, including Nematron(R), NemaSoft(R), Imagination Systems(TM) and Universal Automation(TM), the Company also owns trademarks on certain of its products, including Industrial Workstation(TM), OpenControl(TM), Industrial Control Computers(TM), Hyperkernel(R), Paragon(TM), FloPro(R), AutoNet(TM) and PowerVIEW(R), FlexBox(TM) and QuickShip(TM).

         The Company's software products are sold under licenses to use the products as specified in the underlying contract. Certain of the licenses for the use of the FloPro software product are site licenses for unlimited use of the master copy of the product in a specified building, plant or group of plants. To date, the revenue from these site licenses has not been a significant source of revenue to the Company. Also, the Company has licensed its soft logic technology to several unrelated companies under royalty arrangements and licenses. These arrangements and licenses have not been a significant source of revenue.

EMPLOYEES

The Company employs 100 full time employees as of December 31, 1999, including 72 in Ann Arbor, Michigan, 12 in Foxboro, Massachusetts, 6 in the United Kingdom, and 10 at other locations, primarily home offices of its sales staff. No employees are represented by a collective bargaining unit. The Company believes its employee relations are good.

ENVIRONMENTAL COMPLIANCE

         The Company's products comply with federal, state and/or local laws and regulations that have been enacted or adopted relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company believes that continuing efforts and expenditures incurred to maintain compliance with such laws and regulations will not have a material effect on capital expenditures, earnings or the competitive position of the Company.


ITEM 2.  PROPERTIES.

         The Company's headquarters and principal assembly facility is in Ann Arbor, Michigan in a two-story building containing a total of approximately 51,200 square feet of space. Of this space, approximately 6,400 square feet remain unfinished and available for future office or assembly expansion. This facility, located on approximately five acres of land, has been designed such that further expansion of up to 20,000 square feet may be accommodated. The Ann Arbor facility was designed and built to the Company's specifications and is Company owned. A mortgage on the property comprises a portion of the security for the Company's bank line of credit and a term loan from LaSalle Business Credit.

         The Company's Foxboro, Massachusetts's facility consists of approximately 4,600 square feet of leased space in a three-story office building. The operating lease for this facility is non-cancelable through June 2001.

         The Company's Waterlooville, United Kingdom, facility consists of 2,100 square feet of leased space in a three-story office building. Prior to January 2000, the United Kingdom office was in the neighboring town of Chichester. The operating lease is non-cancelable through December 2004.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any legal proceedings other than routine, non-material litigation incidental to the business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on The American Stock Exchange (the "AMEX") under the symbol NMN, and began trading on that exchange on November 23, 1999. From January 1, 1998 through April 27, 1998, the Company's Common Stock was traded on the Nasdaq Stock Market's National Market (the "National Market") and traded under the symbol NEMA. Trading of the Company's Common Stock was suspended on the National Market on April 28, 1998 through August 2, 1998. On January 21, 1999, the Company's Common Stock was delisted from the National Market for failing to maintain the National Market's minimum tangible net worth criteria. The Common Stock traded on the Over-The-Counter Bulletin Board (the "OTC BB") under the symbol NEMA from January 21, 1999 until November 23, 1999, when it became listed for trading on the AMEX. The following table sets forth, for the periods indicated, the closing price on the AMEX and the National Market or the bid proce on the OTC BB covering the periods during which the Company's Common Stock was traded thereon. The quotations on the OTC BB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


              Fiscal 1998               Period                    High                      Low
              -----------               ------                    ----                      ---
             First Quarter          Oct - Dec 1997               $8.00                    $4.00
             Second Quarter         Jan - Mar 1998               $6.50                    $4.12
             Third Quarter          Apr - Jun 1998               $6.62                    $5.50
             Fourth Quarter         Jul - Sep 1998               $4.00                    $1.09


         Transition Quarter         Oct - Dec 1998               $1.93                    $0.56
         ------------------

              Fiscal 1999
              -----------
             First Quarter          Jan - Mar 1999               $1.97                    $1.00
             Second Quarter         Apr - Jun 1999               $3.13                    $2.00
             Third Quarter          Jul - Sep 1999               $4.72                    $2.00
             Fourth Quarter         Oct - Dec 1999               $4.50                    $2.38

         There are approximately 850 holders of record of the Company's Common Stock as of March 20, 2000.

         The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. A covenant in the Company's bank financing agreement prohibits the payment of dividends. See Note 8 of Notes to Consolidated Financial Statements.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

         The following discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, with respect to expectations for future periods which are subject to various uncertainties explained herein and in "Management's Discussion and Analysis of Operations Uncertainties Relating to Forward Looking Statements."

OVERVIEW

         Management's operating strategy is to incorporate its software products into the Company's hardware product offerings and to vertically integrate its product offerings to include both hardware and software products related to industrial automation. The Company's marketing and sales efforts to existing and new customers include stand-alone computers, software products and bundled products. The Company intends to continue its shift of business away from dominance by computer hardware sales, and will pursue the development of new software products and the enhancement of current software products. Additionally, the Company has identified new markets for both hardware and software products, and will pursue new business from customers which offer the greatest likelihood of large unit volume. Management anticipates significant growth in the industrial software marketplace and intends, through concentrated development and aggressive marketing and sales efforts, to capture an increasing percentage of that market.

         The discussion of operations that follows includes comparisons of the year ended December 31, 1999 ("fiscal 1999") with the year ended September 30, 1998 ("fiscal 1998") and the three-month transition period ended December 31, 1998 to the three-month period ended December 31, 1997. As previously reported, the Company changed its fiscal year from September 30 to December 31 and the Company filed a Transition Report on Form 10-QSB for the three-month period ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

         Net revenues increased to $29,772,000 in fiscal 1999 compared to $16,829,000 in fiscal 1998. This represents an increase of $12,943,000, or 76.9%, compared to the fiscal 1998 level. Revenues increased primarily because of sales to original equipment manufacturers ("OEMs") under a major supply program with an automotive company that specified Nematron's bundled products and other hardware products to the OEMs for their program to equip several automotive power train plants with PC-based direct machine control industrial control computers. Revenues under this major program totaled $13,200,000 compared to $500,000 in fiscal 1998. Revenues have been recorded net of deferred revenue which will be recognized as the Company provides the post sales support specified in the underlying agreement. Revenues derived from all other customers decreased approximately $1.5 million stemming from a lower order intake early in fiscal 1999 that resulted from the Company's inability to secure component parts and assembled products in a timely manner and the corresponding increase in quoted delivery times. The Company solved this operating issue beginning in May 1999 by employing subcontractors to purchase and assemble products, by raising cash in the April 1999 capital infusion and from profitable operations. Although management believes that revenues from non-automotive customers will increase as a result of increased marketing and sales efforts, management also expects that overall revenues in 2000 will decrease approximately 15% because of the completion in early 2000 of significant portions of the major automotive supply program.

         Foreign revenues increased to $11,999,000 in fiscal 1999 compared to $5,225,000 in fiscal 1998 primarily because of sales made to foreign-based OEMs under the major program discussed above. Domestic revenues increased in fiscal 1999 to $17,773,000 compared to $11,605,000 in fiscal 1998 also because of sales made to domestic-based OEMs under the same program. With the decrease in forecasted revenues under this major program in 2000, the percentage of foreign revenues in 2000 is expected to return to historical levels of approximately 35% of total revenues.

         Cost of revenues includes costs related to raw materials and component parts, direct labor, overhead, amortization of capitalized software costs, provisions for warranty costs on products sold and provisions for excess and obsolete inventory. Cost of revenues decreased to 67.1% of revenues in fiscal 1999 compared to 83.1% in fiscal 1998. The decrease results primarily from the increased margin on bundled hardware/software products sold in 1999 and from a $900,000 lower provision for obsolete inventory. The cost of revenue from bundled products is significantly lower than on hardware only products because of the low cost of reproduction of the software that is loaded on the hardware product. Also, improved inventory management resulted in a decrease in provisions for possible obsolete inventory, and the Company's use of subcontractors relieved it of significant purchasing and storage responsibilities, in turn reducing the Company's exposure to inventory obsolescence. Although the cost of purchasing complete units from subcontractors was higher than the cost of assembling similar units in house, the increased percentage of total revenue attributable to sales of higher margin software and services offset the increased component cost. Management expects that the change in product mix towards an increased percentage of hardware only products in 2000, resulting from the expected decrease in revenues from the major automotive supply program discussed above, will cause the cost of revenues percentage to increase slightly in 2000.

         Product development expenses decreased to $794,000 in fiscal 1999 compared to $1,318,000 in fiscal 1998. This represents a decrease of $525,000, or 39.8%, over the fiscal 1998 level. The decrease results a combination of decreases in total development costs pursuant to the closing at the end of fiscal 1998 of three software development offices and the elimination of significant overhead costs associated with those operations, offset in part by a decrease in the amounts of software development costs capitalized in fiscal 1999. Management expects that product development expenses will increase moderately in 2000 from the amount expended in fiscal 1999.

         Selling, general and administrative expenses in fiscal 1999 decreased to $6,471,000 compared to $8,926,000 in fiscal 1998. This represents a decrease of $2,455,000, or 27.5%, over the fiscal 1998 level. The decrease results from the closing of three offices at the end of fiscal 1999, a reduction in staff, lower discretionary spending for marketing and advertising and sales activities, and decreases in professional fees because of the completion of all significant litigation against the Company in early fiscal 1999. Management expects that selling, general and administrative expenses will increase moderately in 2000 from the amount expended in fiscal 1999 because of increases in marketing and sales staff late in 1999 and planned increases in marketing campaigns in 2000.

         Other operating expenses in fiscal 1999 decreased to $-0- compared to $1,670,000 in fiscal 1998. Other operating expenses in fiscal 1998 included a write down of purchased intangible assets, including goodwill recorded at the acquisition of Intec, totaling $1,320,000 and a provision of $350,000 for payroll and other costs related to the closing of three satellite offices at the end of fiscal 1998. The writedown of intangible assets was required because of personnel changes and changes in software development, operating and marketing strategies.

         Interest expense in fiscal 1999 decreased to $524,000 compared to $735,000 in fiscal 1998. This represents a decrease of $211,000, or 28.7%, over the fiscal 1998 level. The decrease results from significantly lower average borrowing levels made possible by the application of cash to outstanding debt levels which became available from the $4 million capital infusion completed in April 1999, and from cash generated from the profitable 1999 operations. Management expects that interest expense will continue to decrease in 2000 because of continuing lower debt levels and the lack of any significant borrowings under the Company's $8 million revolving line of credit.


THREE-MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTH ENDED DECEMBER 31, 1997 (UNAUDITED)

         Net revenues for the three months ended December 31, 1998 decreased to $3,187,000 compared to $4,351,000 in the year earlier period. This represents a decrease of $1,164,000, or 26.8%, over the year earlier period. The decrease is attributable to reduced sales of Industrial Workstations and Industrial Control Computers caused by component parts shortages resulting from the Company's working capital deficiency during the three months ended December 31, 1998.

         Gross profit for the three months ended December 31, 1998 decreased to $1,102,000 compared to $1,314,000 in the year earlier period. This represents a decrease of $212,000, or 16.1%, compared to the year earlier period. However, gross profit as a percentage of revenues in the three months ended December 31, 1998 was 34.6% compared to 30.2% in the same period last year. The improvement in gross profit percentage resulted primarily from a higher percentage of sales of higher margin bundled hardware/software products in 1998 compared to the same period in 1997.

         Product development expenses for the three months ended December 31, 1998 decreased to $132,000 compared to $209,000 in the year earlier period. This represents a decrease of $77,000, or 36.9%, compared to the year earlier period. The decrease results primarily from a decrease in the number of product development employees and reduced development efforts in the current period compared to the same period last year.

         Selling, general and administrative expenses for the three months ended December 31, 1998 decreased to $1,324,000 compared to $2,301,000 in the year earlier period. This represents a decrease of $977,000, or 42.5%, compared to the year earlier period. As a percentage of net revenue, such expenses decreased to 41.5% in the three months ended December 31, 1998 from 52.9% in the same period last year. The decrease resulted from lower staff levels, the effects of closing of three satellite offices as of September 30, 1998 and the effects of cost controls initiated as of September 30, 1998.

         Interest expense on borrowed funds for the three months ended December 31, 1998 increased to $159,000 compared to $143,000 in the year earlier period. This represents an increase of $16,000, or 11.2%, compared to the year earlier period and resulted from higher average borrowing levels.

         Interest expense from the December 1998 issuance of convertible promissory was $3,000,000, representing the charge to operations (with the offsetting increase in shareholders' equity) to reflect the beneficial conversion feature of the promissory notes allowing the note holders to convert such notes into 4,000,000 shares of common stock. That amount was calculated at the date of issuance as the difference between the conversion price ($0.25 per share) and the quoted market price of the common stock into which the promissory notes are convertible ($1.00 per share), multiplied by 4,000,000 shares of common stock into which the promissory notes were convertible.


YEAR 2000 ISSUE

         The Year 2000 issue ("Y2K") is the result of certain computer programs being written using two digits rather than four digits to define the applicable year. Computer systems with a Y2K problem will be unable to interpret dates beyond the years 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company began to assess its Y2K readiness and adopted a three-phase program for Y2K information systems compliance. Phase I was the identification of systems and products with which the Company has exposures to Y2K issues. Only one software product, AutoNet, was not Y2K compliant in all respects, and some older-model hardware products required manual adjustments to achieve Y2K compliance. Phase II encompassed the development and implementation of action plans to be Y2K compliant in all areas. Phase III included final testing of each major area of exposure to ensure compliance. The Company identified four major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications; (2) software and hardware products currently sold; (3) third-party relationships and (4) non-information technology areas such as security, telephone systems and climate control systems.

         All phases of the program were completed prior to December 31, 1999, and the AutoNet software was enhanced to be Y2K compliant at a cost of less than $50,000, primarily related to the salary and benefits of the Company's software development employees. The Company experienced no Y2K compliance issues to date. Management does not expect other incidents related to problems caused by the Y2K issue and does not anticipate the expenditure of any additional funds related to the Y2K issue.


LIQUIDITY AND CAPITAL RESOURCES

         Primary sources of liquidity are cash generated from operations and the Company's $8.0 million line of credit. The Company's operations generated $2.8 million in cash during 1999, primarily as a result of $2.0 million in net income, $2.2 million in depreciation and amortization expense and an increase in deferred revenue and accrued liabilities of $0.9 million, partially offset by an increase in accounts receivable of $3.0 million. The increase in accounts receivable resulted from an increase in revenues and an increase in days sales outstanding from certain foreign customers. The Company also used $1.8 million in cash for repayment of debt, financed in part with the $3.0 million in net proceeds from the April 1999 stock issuance, new bank term debt (discussed below) and cash from operations.

         In November 1999 the Company repaid the amounts outstanding under the predecessor bank agreements and mortgage loan with the proceeds of a $2.9 million three- year term loan pursuant to a Loan and Security Agreement with LaSalle Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement also provides for a revolving line of credit up to $8.0 million, limited by a borrowing formula that allows for advances up to 85% of eligible accounts receivable, which bears interest at the prime rate of interest plus 1.0%. The term loan requires monthly principal payments of $16,100 plus interest at the prime rate of interest plus 1.5% (9.75% at inception), plus a mandatory quarterly prepayment of "Excess Cash Flow", as defined in the Credit Agreement. The loans are secured by substantially all of the Company's assets and guaranteed by its domestic subsidiaries and their assets. Borrowings under the Credit Agreement are due in full on November 12, 2002, but may be extended for an additional one-year period unless the lender gives prior notice of termination to the Company. The Credit Agreement includes various affirmative and negative covenants limiting the Company's ability to take certain actions, including the payment of cash dividends, requiring the Company to maintain specified levels of tangible net worth, debt service coverage and interest coverage, and limiting capital expenditures and software development expenditures to levels higher than expended in 1999.

         At December 31, 1999, the Company had letters of credit totaling $2.1 million outstanding under the Credit Agreement and was permitted to borrow an additional $1.4 million under the borrowing formula. The letters of credit expired or were terminated on February 15, 2000 and have not been renewed, and these expirations increased the amounts that could be borrowed by $2.1 million.

         Based upon existing working capital, the new borrowing arrangement and forecasted revenue and expense levels, management believes that it has sufficient liquidity to satisfy its liabilities as they become due.


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

         "Item 6. Management's Discussion and Analysis of Operations" and other parts of this Form 10-KSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended, based on current management expectations. Actual results could differ materially from the forward-looking statements due to a number of uncertainties, including, but not limited to, uncertainties discussed in this section and in "Business Products, Market and Competition" above, the decline of economic conditions in general and conditions in the automotive manufacturing industry in particular, a reduction in demand for the Company's products and services, the inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, reductions in product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures which result in materially reduced selling prices for the Company's products, raw material price increases, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, the inability to attract or retain sales and/or engineering talent, changes in customer requirements and evolving industry standards.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the Company's 2000 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 10.   EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's 2000 Proxy Statement under the caption "Executive Compensation."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the Company's 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions."


ITEM 13.  EXHIBITS REPORTS ON FORM 8-K.

         (a) The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section, which follows the financial section of this report) and are incorporated herein by reference.

         (b) The Company was not required to and did not file any current report on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                      NEMATRON CORPORATION AND SUBSIDIARIES

                                Table of Contents


                                                                                                   Page
                                                                                                   ----
Report of Independent Certified Public Accountants                                                  22

Consolidated Balance Sheets as of December 31, 1998 and 1999                                        23

Consolidated Statements of Operations for the years ended September 30, 1998 and
     December 31, 1999 and the three months ended December 31, 1998                                 24

nsolidated Statements of Stockholders' Equity for the years ended September
     30, 1998 and December 31, 1999 and the three months
     ended December 31, 1998                                                                        25

Consolidated Statements of Cash Flows for the years ended September 30, 1998 and
     December 31, 1999 and the three months ended December 31, 1998                                 26

Notes to Consolidated Financial Statements                                                          27


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



THE BOARD OF DIRECTORS
Nematron Corporation:

We have audited the accompanying consolidated balance sheets of Nematron Corporation and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1998 and December 31, 1999 and the three months ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nematron Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended September 30, 1998 and December 31, 1999 and the three months ended December 31, 1998, in conformity with generally accepted accounting principles.





 /s/ Grant Thornton LLP

February 25, 2000
Detroit, Michigan

                     NEMATRON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                                                           December 31,
                                                                                           ------------
                                                                                        1998          1999
                                                                                    ----------     ----------
                             Assets (NOTES 5 AND 8)
Current assets:
      Cash and cash equivalents                                                    $   106,730    $   356,668
      Accounts receivable, net of allowance for doubtful accounts of $368,000
         in 1998 and $122,000 in 1999                                                1,999,900      5,014,028
      Inventories (Note 4)                                                           1,884,335      1,671,648
      Prepaid expenses and other current assets                                        305,310        163,895
                                                                                   -----------    -----------
                Total current assets                                                 4,296,275      7,206,239
Property and equipment:
      Land                                                                             117,000        117,000
      Building and improvements                                                      2,287,970      2,287,970
      Equipment                                                                      6,624,572      6,121,875
                                                                                   -----------    -----------
                                                                                     9,029,542      8,526,845
      Less accumulated depreciation                                                 (5,685,402)    (6,129,373)
                                                                                   -----------    -----------
                Net property and equipment                                           3,344,140      2,397,472
Other assets:
      Software and related development costs, net of accumulated amortization of
         $2,557,639 in 1998 and $1,853,660 in 1999 (Note 3)                          3,880,284      3,617,553
      Other intangible assets, net of accumulated amortization of
         $2,225,842 in 1998 and $2,282,167 in 1999 (Note 3)                            942,158        861,375
                                                                                   -----------    -----------
                Net other assets                                                     4,822,442      4,478,928
                                                                                   -----------    -----------
                Total assets                                                       $12,462,857    $14,082,639
                                                                                   ===========    ===========
                      Liabilities and Stockholders' Equity
Current liabilities:
      Note payable to bank (Note 5)                                                $ 2,715,457      $       -
      Accounts payable                                                               1,409,645      1,757,381
      Trade notes payable (Note 6)                                                   1,123,956              -
      Deferred revenue and other accrued liabilities                                 1,387,403      2,281,176
      Convertible promissory notes payable (Note 7 )                                 1,000,000              -
      Current maturities of long-term debt (Note 8)                                  1,576,492        232,811
                                                                                   -----------    -----------
                Total current liabilities                                            9,212,953      4,271,368
Long-term debt, less current maturities (Note 8)                                     2,182,783      2,706,668
Deferred tax liability (Note 10)                                                       178,200        135,000
                                                                                   -----------    -----------
                Total liabilities                                                   11,573,936      7,113,036
Commitments and contingencies (Note 14)                                                      -              -
Stockholders' equity (Notes 7, 12 and 13):
      Common stock, no par value; 15,000,000 shares authorized and 5,353,316 shares outstanding at December 31, 1998; 30,000,000 shares authorized
         and 12,605,430 shares outstanding at December 31, 1999                     24,664,809     28,727,838
      Accumulated comprehensive income (loss)                                           (7,134)         1,869
      Accumulated deficit                                                          (23,768,754)   (21,760,104)
                                                                                   -----------    -----------
                                                                                       888,921      6,969,603
                                                                                   -----------    -----------
                Total liabilities and stockholders' equity                         $12,462,857    $14,082,639
                                                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND DECEMBER 31, 1999 AND
                      THREE MONTHS ENDED DECEMBER 31, 1998



                                                                                 Three Months
                                                             Year Ended              Ended             Year Ended
                                                             September 30,        December 31,        December 31,
                                                                1998                 1998                1999
                                                                ----                 ----                ----

Net revenues (Notes 15 and 16)                                $ 16,829,334        $  3,186,910         $ 29,772,129
Cost of revenues (Note 9)                                       13,986,019           2,084,915           19,991,704
                                                              ------------       -------------         ------------
                Gross profit                                     2,843,315           1,101,995            9,780,425

Operating expenses:
      Product development costs                                  1,318,894             131,987              794,207
      Selling, general and administrative expenses               8,926,090           1,323,945            6,471,046
      Other charges (Note 9)                                     1,669,698                --                   --
                                                              ------------       -------------         ------------
                Total operating expenses                        11,914,682           1,455,932            7,265,253
                                                              ------------       -------------         ------------

            Operating income (loss)                             (9,071,367)           (353,937)           2,515,172

Other income (expense):
      Interest expense                                            (735,256)           (158,804)            (523,839)
      Interest expense - issuance of convertible promissory
         notes (Note 7)                                               --            (3,000,000)                --
      Foreign currency gain                                          2,900                --                  2,929
      Sundry expense, net                                          (17,105)             (1,208)             (28,812)
                                                              ------------       -------------         ------------
                Total other expense                               (749,461)         (3,160,012)            (549,722)
                                                              ------------       -------------         ------------
                Income (loss) before income tax benefit         (9,820,828)         (3,513,949)           1,965,450

Income tax benefit (Note 10)                                       811,000              10,800               43,200
                                                              ------------       ------------          ------------
                Net income (loss)                             $ (9,009,828)       $ (3,503,149)        $  2,008,650
                                                              ============       ============          ============
Income (loss) per share (Note 11):
      Basic                                                   $      (1.69)       $      (0.65)        $       0.19
                                                              ============       ============          ============
      Diluted                                                 $      (1.69)       $      (0.65)        $       0.18
                                                              ============       ============          ============


 See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND DECEMBER 31, 1999 AND
                      THREE MONTHS ENDED DECEMBER 31, 1998


                                                                                       ACCUMULATED
                                                             COMMON STOCK              COMPREHENSIVE
                                                     ---------------------------         INCOME
                                                     SHARES               AMOUNT       ADJUSTMENT
                                                     ------               ------       ----------
 Balance, October 1, 1997                              5,329,938    $21,589,413       $ (7,571)
 Exercise of options, net of 850
    shares redeemed                                       11,050         27,250
 Exercise of warrants                                     12,328         48,146
 Comprehensive loss:
    Net loss for the year ended
       September 30, 1998
    Foreign currency translation
      adjustment                                                                         1,491
                                                                                       -------

        Total comprehensive loss                                                         1,491
                                                      ----------    -----------        -------
 Balance, September 30, 1998                           5,353,316     21,664,809         (6,080)
 Additions to equity for the beneficial
    conversion feature of convertible
    promissory notes issued (Note 7)                                  3,000,000
 Comprehensive loss:
    Net loss for the period ended
       December 31, 1998
    Foreign currency translation
       adjustment                                                                       (1,054)
                                                      ----------    -----------        -------
         Total comprehensive loss                                                       (1,054)
                                                                                       -------
 Balance, December 31, 1998                            5,353,316     24,664,809         (7,134)
 Conversion of convertible promissory
    notes and accrued interest thereon
    to common stock (Note 7)                           4,092,114      1,023,029
 Private placement of common stock
    (Note 7)                                           3,080,000      3,020,000
 Exercise of options (Note 7)                             80,000         20,000
 Comprehensive income:
    Net income for the year ended
       December 31, 1999
    Foreign currency translation
       adjustment                                                                        9,003
                                                                                       -------
         Total comprehensive income                                                      9,003
                                                                                       -------
 BALANCE, DECEMBER 31, 1999                           12,605,430    $28,727,838        $ 1,869
                                                      ==========    ===========        =======






                                                  ACCUMULATED
                                                   DEFICIT            TOTAL
                                                   -------            -----
 Balance, October 1, 1997                          $ (11,255,777)      $10,326,065
 Exercise of options, net of 850
    shares redeemed                                                         27,250
 Exercise of warrants                                                       48,146
 Comprehensive loss:
    Net loss for the year ended
       September 30, 1998                             (9,009,828)       (9,009,828)
    Foreign currency translation
      adjustment                                                             1,491
                                                                        ----------
         Total comprehensive loss                     (9,009,828)       (9,008,337)
                                                     -----------        ----------
 Balance, September 30, 1998                         (20,265,605)        1,393,124
 Additions to equity for the beneficial
    conversion feature of convertible
    promissory notes issued (Note 7)                                     3,000,000
 Comprehensive loss:
    Net loss for the period ended
       December 31, 1998                              (3,503,149)       (3,503,149)
    Foreign currency translation
       adjustment                                                           (1,054)
                                                   -------------       -----------
         Total comprehensive loss                     (3,503,149)       (3,504,203)
                                                   -------------       -----------
 Balance, December 31, 1998                          (23,768,754)          888,921
 Conversion of convertible promissory
    notes and accrued interest thereon
    to common stock (Note 7)                                             1,023,029
 Private placement of common stock
    (Note 7)                                                             3,020,000
 Exercise of options (Note 7)                                               20,000
 Comprehensive income:
    Net income for the year ended
       December 31, 1999                               2,008,650         2,008,650
    Foreign currency translation
       adjustment                                                            9,003
                                                   -------------       -----------
         Total comprehensive income                    2,008,650         2,017,653
                                                   -------------       -----------
 BALANCE, DECEMBER 31, 1999                        $ (21,760,104)      $ 6,969,603
                                                   =============       ===========

See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND
           DECEMBER 31, 1999 AND THREE MONTHS ENDED DECEMBER 31, 1998


                                                                                        THREE MONTHS
                                                                          YEAR ENDED        ENDED       YEAR ENDED
                                                                         SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                                                              1998           1998           1999
                                                                          -----------    -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                    $(9,009,828)   $(3,503,149)   $ 2,008,650
     Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
           Depreciation and amortization                                    3,944,397        544,013      2,178,187
           Loss on disposal of property and equipment                          54,711             --         61,094
           Interest expense for beneficial conversion feature (Note 7)             --      3,000,000             --
           Deferred income tax benefit                                       (811,000)       (10,800)       (43,200)
           Changes in assets and liabilities that provided (used) cash:
               Accounts receivable                                          1,690,456        514,841     (3,014,128)
               Inventories                                                  2,295,992        219,099        212,687
               Prepaid expenses and other current assets                      233,150         (9,989)       141,415
               Accounts payable                                             1,490,242         (4,772)       347,736
               Deferred revenue and other accrued liabilities                  48,228       (444,468)       908,617
                                                                          -----------    -----------    -----------
                   Net cash provided by (used in) operating activities        (63,652)       304,775      2,801,058
Cash flows from investing activities:
     Additions to capitalized software development costs                   (2,017,384)      (180,382)      (603,688)
     Additions to property and equipment                                     (271,067)        (8,723)      (175,325)
     Proceeds from disposals of property and equipment                         60,921         12,795         19,316
                                                                          -----------    -----------    -----------
                   Net cash used in investing activities                   (2,227,530)      (176,310)      (759,697)
Cash flows from financing activities:
     Proceeds from issuance of common stock and subscriptions                      --             --      3,020,000
     Borrowings under long-tern debt agreements                                    --             --      2,900,000
     Proceeds from exercise of options and warrants                            75,396             --         20,000
     Proceeds from issuance of convertible promissory notes                        --      1,000,000             --
     Repayments of long-term debt                                            (702,164)      (157,862)    (3,673,544)
     Net borrowings (repayments) under bank line of credit                  2,373,000       (798,543)    (2,715,457)
     Repayments of trade notes payable                                       (241,805)      (422,000)    (1,123,956)
     Additions to deferred financing fees                                          --             --       (227,469)
                                                                          -----------    -----------    -----------
                   Net cash provided by (used in) financing activities      1,504,427       (378,405)    (1,800,426)
Foreign currency translation effect on cash                                     1,491         (1,054)         9,003
                                                                          -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                         (785,264)      (250,994)       249,938
Cash and cash equivalents at beginning of period                            1,142,988        357,724        106,730
                                                                          -----------    -----------    -----------

Cash and cash equivalents at end of period                                $   357,724    $   106,730    $   356,668
                                                                          ===========    ===========    ===========
Non-Cash Financing and Investing Activities:
     Conversion of accounts payable to trade notes payable                $ 1,787,761    $        --    $        --
     Acquisition of equipment under capital leases (Notes 8 and 15)           342,692             --             --
     Increase in common stock - issuance of convertible
          promissory notes (Note 7)                                                --      3,000,000             --
     Conversion of stock subscriptions to common stock                             --             --      1,500,000
     Conversion of promissory notes and accrued interest
          to common stock (Note 7)                                                 --             --      1,023,029
     Decrease in debt and equipment for purchase price adjustment                  --             --         46,252
Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                   687,023        142,255        508,885
     Cash paid for income taxes                                                    --             --             --


 See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 September 30, 1998, December 31, 1998 and 1999



(1)    BUSINESS

       Nematron Corporation (the "Company") designs, manufactures, and markets environmentally ruggedized computers and computer displays known as industrial workstations, and designs, develops, and markets software for worldwide use in factory automation and control and in test and measurement environments.

(2)    CHANGE IN FISCAL YEAR END

       Effective December 31, 1998, the Company changed its fiscal year end from September 30 to December 31. Accordingly, the Company is presenting its balance sheets as of December 31, 1998 and 1999 and its statements of operations, stockholders' equity and cash flows for the year ended September 30, 1998, the three-month transition period ended December 31, 1998, and the year ended December 31, 1999.


(3)    SUMMARY OF ACCOUNTING PRINCIPLES

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Nematron Limited, a United Kingdom corporation; Nematron Canada, Inc., a Canadian corporation formed in 1999; NemaSoft, Inc. ("NemaSoft") and Imagination Systems, Inc. ("ISI"), Michigan corporations formed in 1995 and 1996, respectively. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the September 30, 1998 financial statements to conform with the classifications used in subsequent periods.

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

       Property and Equipment

       Property and equipment are stated at cost. Capital leases are recorded at the present value of future minimum lease payments and are amortized over their primary term. Depreciation is provided over the estimated useful lives of the assets, ranging from 3 years for certain factory and office equipment to 33 years for the Company's Ann Arbor, Michigan headquarters and assembly facility. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods, for tax reporting purposes.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(3)    SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED

       Software and Related Development Costs

       Certain computer software development costs, primarily salaries, wages and other payroll costs, and purchased software technology have been capitalized. Capitalization of computer software development costs begins upon establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life, and changes in software and hardware technology. The Company continually reviews the recoverability of capitalized software costs based on estimated cash flows. Software costs are written off, as amortization expense, at the time a determination has been made that the amounts are not recoverable.

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

       A summary of capitalized software and related development costs for the periods presented are as follows:

                                                                     Three months
                                                Year ended               ended               Year ended
                                               September 30,         December 31,           December 31,
                                                   1998                  1998                   1999
                                                   ----                  ----                   ----

       Balance at beginning of period             $2,724,819            $3,942,695             $3,880,284
       Additions                                   1,987,803               180,382                603,688
       Amortization                                 (769,927)             (242,793)              (866,429)
                                                  ----------            ----------             ----------

       Balance at end of period                   $3,942,695            $3,880,284             $3,617,553
                                                  ==========            ==========             ==========


       Intangible Assets

       Other intangible assets, which consist primarily of acquired intangible assets, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from five to ten years.

       The carrying value of intangible assets is periodically reviewed, and impairments are recognized when the expected future cash flows derived from such intangible assets are less than their carrying value.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(3)    SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED

       Intangible Assets - continued

       A summary of intangible assets for the periods presented are as follows:

                                                                        Three months
                                                    Year ended             Ended               Year ended
                                                   September 30,        December 31,          December 31,
                                                       1998                  1998                1999
                                                       ----                  ----                ----

       Balance at beginning of period                $3,008,547            $1,002,225            $942,158
       Additions                                         29,581                    -0-            227,470
       Amortization, including impairment
       provision of $1,319,700 in the year
       ended September 30, 1998 (Note 9)

                                                     (2,035,903)              (60,067)           (308,253)
                                                     ----------             ---------            --------

       Balance at end of period                      $1,002,225              $942,158            $861,375
                                                     ==========              ========            ========


       Stock Option Plan

       The Company adheres to the guidance of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide for pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (See Note 12).

       Foreign Currency Translation

       The assets and liabilities of the Company's foreign subsidiaries, Nematron Limited and Nematron Canada, Inc., denominated in foreign currencies, are translated at exchange rates in effect on the balance sheet date, and revenue and expenses are translated using a weighted average exchange rate during the periods presented. Gains or losses resulting from translating foreign currency financial statements are recorded as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income
       (loss).

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(3)    SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED

       Revenue Recognition - continued

       Revenues from software license agreements and from bundled products (hardware products pre-loaded with software covered by applicable license agreements) and from systems sales (bundled products accompanied by post sale support activities) are deferred until all conditions in Statement of Position 97-2, Software Revenue Recognition, are met. Such conditions include the delivery of the product, the performance of all obligations so that remaining obligations are no longer significant, and collectibility is probable. The Company has established programs which, under specified terms and limited conditions, enable its distributors to return limited amounts of product. The effect of these programs, which is not a material amount, is estimated, and current period revenues and cost of revenues are reduced accordingly.

       Research and Development Costs

       Research and development costs are expensed when incurred. These costs, representing hardware and software engineering wages, fringe benefits, and a portion of the Company's overhead, are included in the accompanying consolidated statements of operations as components of cost of revenues and product development costs. Research and development costs were approximately $1,287,000, $291,000 and $1,514,000 for the year ended September 30, 1998 and the three months ended December 31, 1998, and the year ended December 31, 1999, respectively.

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

       Income (Loss) Per Share

       Income (loss) per share is calculated using the weighted average number of common shares outstanding during the period, adjusted for the assumed conversion of dilutive stock options and warrants. Since net losses were incurred in the year ended September 30, 1998 and the three months ended December 31, 1998, no conversion of dilutive stock options and warrants was assumed in the loss per share calculation in either period, as the effect would be anti-dilutive.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(3)    SUMMARY OF ACCOUNTING PRINCIPLES, CONTINUED

       Fair Value

       Financial instruments of the Company, consisting principally of cash, accounts receivable, accounts payable, and debt, are recorded at estimated fair value. The estimated fair value amounts have been determined by the Company, using available market information and available valuation methodologies.


       Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates are used in the determination of the allowance for doubtful accounts, obsolete and slow moving inventory, capitalized software and related development costs, intangible assets, warranty costs, returns and allowances, and deferred tax assets and liabilities.


(4)    INVENTORIES

       Inventories are summarized as follows:


                                                                                 December 31,
                                                                           --------------------------
                                                                             1998             1999
                                                                             ----             ----
       Purchased parts and accessories                                     $1,142,431      $1,238,980
       Work in process                                                        307,762          24,008
       Finished goods, demo units and service stock                           434,142         408,660
                                                                          -----------      ----------

                 Total inventories                                         $1,884,335      $1,671,648
                                                                           ==========      ==========


(5)    NOTE PAYABLE TO BANK

       In November 1999, the Company entered into a Loan and Security Agreement (the "Agreement") with a bank. The Agreement provides for an $8.0 million line of credit and a $2.9 million term loan. The Agreement is for a three-year term and may be extended for an additional one-year period at the option of the Company, unless the lender gives prior notice of termination. See Note 8 for additional information concerning the Agreement.

       The amount available under the line of credit is limited by a borrowing formula that allows for advances up to a maximum of the sum of 85% of eligible domestic and foreign accounts receivable, less the amount of outstanding letters of credit issued by the Company. Based upon such borrowing formula, approximately $3,500,000 of the available line is eligible for advance at December 31, 1999, less $2,163,000 of outstanding letters of credit (see Note 14). No amounts have been borrowed under the line of credit facility since the line became available. Any amounts borrowed will bear interest at the prime rate plus 1.0%. The line of credit and the term loan (see Note 8) are collateralized by substantially all assets of the Company and a mortgage on the Company's Ann Arbor facility.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(5)    NOTE PAYABLE TO BANK, CONTINUED

       Prior to closing on the current Agreement, the Company had a credit agreement with another bank providing for a term note, two equipment notes and revolving credit notes. The revolving credit note provided for maximum borrowing by the Company of $4,000,000. The credit facility with the former senior lender has expired.


(6)    TRADE NOTES PAYABLE

       Trade notes payable consisted of short-term notes payable to certain of the Company's creditors. The notes arose from the conversion in the year ended September 30, 1998 of $1,787,761 of trade accounts payable. The trade notes, which ranged in terms from six to twelve months in duration with interest generally at 12% per annum, have been repaid in their entirety.


(7)    CONVERTIBLE PROMISSORY NOTES PAYABLE AND COMMON STOCK

       In December 1998, the Company issued convertible promissory notes (the "Notes") in the aggregate principal amount of $1 million with investors (collectively, the "Note Holders") pursuant to a private placement as the first stage of a capital transaction, under which the Company raised a total of $4,023,029. The Notes bore interest at seven percent (7%) per annum, were due and payable, with accrued interest, on the later of March 31, 1999 or 5 days following the date of shareholder approval of the capital transaction. The Notes were not transferable without the Company's consent. The Notes and accrued interest thereon were convertible by the Note Holders into Common Stock at $.25 per share (the "Conversion Price"). In February and March 1999, certain Note Holders converted $169,863 of Notes and received 679,450 shares of Common Stock. Following shareholder approval of the capital transaction on April 6, 1999, the remaining $830,137 of Notes and $23,029 of accrued interest thereon were converted into 3,412,664 shares Common Stock. As a result of the completion of the first stage of the capital transaction, the Company issued a total of 4,092,114 shares of Common Stock.

       On April 6, 1999 the Company's shareholders approved the issuance of shares pursuant to the two stage capital transaction. Stage one included the issuance of $1,000,000 of Notes, as described above, and stage two included the exercise of options included in such Notes and the private placement of additional shares of common stock. On April 7, 1999 the Company completed the second stage of the capital transaction and issued a total of 3,080,000 shares of Common Stock at $1.00 per share upon the exercise of the options and the private placement. The Company recorded the second stage of the transaction net of $60,000 of costs associated with the private placement.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(7)    CONVERTIBLE PROMISSORY NOTES PAYABLE AND COMMON STOCK, CONTINUED

       The Notes were convertible by the Note Holders into Common Stock at $.25 per share (the "Conversion Price"). On the December 1, 1998, the closing sale price of the Company's common stock on the Nasdaq National Market was $1.00 per share. The Company was not required to issue more than 1,070,000 shares in connection with the payment and/or conversion of the Notes unless the issuance of any additional shares had been approved by the Company's shareholders to the extent required by applicable law, the Company's organizational documents or the rules of the Nasdaq Stock Market.

       At the date the Notes were issued, the Company's common stock was traded on the Nasdaq National Market under which rules the Company was subject. Under such rules, the Company was precluded from issuing common stock in excess of 20% of the outstanding shares of common stock unless the issuance was approved by the Company's shareholders. Because of this requirement, the Company structured the capital transaction as a sale of convertible promissory notes rather than the sale of common stock so that the Company could receive the Notes proceeds on December 1, 1998 and postpone the issuance of common stock until it had received the required shareholder approval.

       Accounting for the issuance of the Notes was governed by the SEC's Emerging Issues Task Force pronouncement D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature, ("EITF D-60"). EITF D-60 requires that a beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid - in capital. That amount is calculated at the date of issue as the difference between the conversion price and the fair value (determined solely by reference to the quoted per share market price) of the common stock into which the Notes are convertible, multiplied by the number of shares into which the Notes are convertible. EITF D-60 further requires that if the common stock is traded in a public market, the quoted market price is the best measure of the common stock's fair value. Additionally, EITF D-60 requires that any discount resulting from an allocation of the proceeds to a beneficial conversion feature increases the effective interest rate of the Notes and is a charge to interest expense. Pursuant to EITF D-60, the Company has recorded interest expense of $3,000,000 on the date of issuance of the Notes to reflect the beneficial conversion feature of $0.75 per share for each of the 4,000,000 shares the Note Holders could have received upon conversion of the Notes into common stock; this represents the difference between the $0.25 per share conversion price compared to the quoted market price of $1.00 per share on the closing date of the transaction.

       On April 6, 1999, the Company's shareholders also approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 30,000,000.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(8)    LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                            December 31,
                                                                                     --------------------------
                                                                                      1998                 1999
                                                                                      ----                 ----
       Mortgage loan payable to a bank, interest at 9.5% per annum; payable in monthly installments of $29,900 through September 2001, at which time the remaining principal and any interest thereon was due. The loan was repaid
       in November 1999.                                                             $1,956,474     $         -

       Term note payable to a bank, interest at LIBOR plus 2.5% per annum, payable in monthly installments of $30,000 plus interest through January
       31, 1999. The note was repaid in November 1999.                                1,170,000               -

       Term loan payable to a bank, interest at prime plus 1.5% per annum (10..%
       at December 31, 1999), payable in monthly installments of $16,111 through
       November 2002, at which time the remaining principal and any interest thereon is due. The term loan is collateralized by substantially all
       assets of the Company and a mortgage on the Company's Ann Arbor facility.          -           2,900,000

       Capitalized lease obligations and other notes                                    632,801          39,479
                                                                                     ----------     -----------


                Total long-term debt                                                  3,759,275       2,939,479

       Less current maturities                                                       (1,576,492)       (232,811)
                                                                                     ----------     -----------

                Total long-term debt, less current maturities                        $2,182,783      $2,706,668
                                                                                     ==========      ==========


       The Loan and Security Agreement (the "Agreement"), under which the Company has the line of credit (see Note 5) and the $2.9 million term loan, contains several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the Agreement also prohibit the payment of dividends, limits the amount of annual capital expenditures and includes other restrictive covenants. The Company was in compliance with the covenants in the Agreement as of December 31, 1999.

       The aggregate amounts of long-term debt maturities at December 31, 1999, are as follows:

         Year ended December 31,
                  2000                                                                           $232,811
                  2001                                                                            193,332
                  2002                                                                          2,513,336
                                                                                               ----------

                  Total                                                                        $2,939,479
                                                                                               ==========

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(9)    WRITE-DOWNS AND OTHER CHARGES

       Following analyses and other decisions reached by Company management in the fourth quarter of the year ended September 30, 1998, the Company took the following charges:

                                                                                 Year ended
                                                                                September 30,
                                                                                    1998
                                                                                    ----
         Charged to cost of revenues - write down of obsolete inventory            $1,001,742
         Charged to operating expenses:
             Write down of acquired intangible assets                               1,319,698
             Provision for losses upon closing of three U.S. offices                  350,000
                 Total charged to operating expenses                                1,669,698
                                                                                    ---------

                 Total                                                             $2,671,440
                                                                                   ==========


       In conjunction with the Company's 1998 strategic planning process, analyses were prepared to determine if any asset impairment existed as a result of changes to the Company's long-term strategic plans. These analyses indicated impairment existed due to lower or no planned revenues from certain products, and accordingly, inventories and certain acquired intangible assets related to these products were written off. Also, the Company wrote down certain purchased parts and accessories and finished goods inventories related to discontinued product models, pursuant to results of the Company's strategic planning process. Additionally, in the fourth quarter, the Company determined to close its software development offices in Virginia, Ohio and California and to consolidate the software development activities in its Massachusetts office. A provision for closing costs was recorded in connection with costs expected to occur resulting from such office closings.


(10)   TAXES ON INCOME

       The following reconciles the statutory federal income tax rate to the Company's effective tax rate:


                                                             Three months
                                             Year ended          ended           Year ended
                                            September 30     December 31,      December 31,
                                                1998            1998               1999
                                                ----            ----               ----
       Income tax expense (benefit) based
         on the federal statutory rate          (34.0)%        (34.0)%              34.0%
       Generation (utilization) of net
         operating loss carryforwards            34.0 %         34.0 %             (34.0)%
       Effect of impairment and
         amortization of intangible assets       (8.3)%         (0.3)%              (8.3)%
                                                 ----           ----                ----

       Effective tax rate                        (8.3)%         (0.3)%              (8.3)%
                                                 =====          =====               =====

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(10)   TAXES ON INCOME, CONTINUED

     The domestic and foreign components of income (loss) before taxes on income are as follows:

                                                                         Three months
                                                    Year ended               ended             Year ended
                                                   September 30,         December 31,        December 31,
                                                       1998                  1998                 1999
                                                       ----                  ----                 ----

       Domestic income (loss)                       $(9,879,752)           $(3,535,904)          $2,156,308
       Foreign income (loss)                             58,924                 21,955             (190,858)
                                                    -----------            -----------           -----------

       Total income (loss) before tax
       benefit                                      $(9,820,828)           $(3,513,949)          $1,965,450
                                                    ===========            ===========           ==========

       Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes.

       Temporary differences and net operating loss carryforwards, which give rise to the net deferred tax position as of December 31, 1998 and 1999, are as follows:

                                                                            December 31,
                                                                        --------------------
                                                                        1998           1999
                                                                        ----           ----
       Deferred tax assets:
           Inventory valuation allowance                               $844,000       $394,000
           Accounts receivable allowance for
           doubtful accounts                                            124,000         42,000
           Property and equipment, principally depreciation             120,000        178,000
           Accrued expenses deductible when paid                         89,000        118,000
           Net operating loss carryforward                            6,678,800      6,323,000
                                                                      ---------      ---------
                Total deferred tax assets                             7,855,800      7,055,000
       Less valuation allowance against deferred tax assets          (6,418,000)    (5,731,000)
                                                                     ----------     ----------
                Net deferred tax assets                               1,437,800      1,324,000
       Deferred tax liabilities - capitalized software
       development costs and other intangible assets                 (1,616,000)    (1,459,000)
                                                                     ----------     ----------

       Net deferred tax position                                     $ (178,200)    $ (135,000)
                                                                     ==========     ==========

       The valuation allowance against deferred tax assets increased (decreased) by $2,112,000, $134,000 and $(687,000) during the year ended September 30, 1998, the three months ended December 31, 1998 and the year ended December 31, 1999, respectively.

       At December 31, 1999, the Company has net operating loss carryforwards of approximately $18,000,000, which expire at various dates between 2004 and 2019. Utilization of these carryforwards is subject to annual limitations under current IRS regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the net operating loss carryforwards. Realization of net deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(11)   EARNINGS PER SHARE

       Income (loss) per share ("EPS") is as follows:

                                                      Income                        Income
                                                      (Loss)          Shares        (Loss)
                                                    (Numerator)   (Denominator)   Per Share
                                                    -----------   -------------   ---------
Year ended September 30, 1998:
   Basic EPS:
       Net loss                                    $(9,009,828)     5,345,889        $(1.69)
       Effect of dilutive securities                       -0-            -0-          0.00
                                                   -----------    -----------        ------
   Diluted EPS                                     $(9,009,828)     5,345,889        $(1.69)
                                                   ===========    ===========        ======
Three months ended December 31, 1998:
   Basic EPS:
       Net loss                                    $(3,503,149)     5,353,316        $(0.65)
       Effect of dilutive securities                       -0-            -0-          0.00
                                                   -----------    -----------          ----
   Diluted EPS                                     $(3,503,149)     5,353,316        $(0.65)
                                                   ===========    ===========        ======
Year ended December 31, 1999:
   Basic EPS:
       Net income                                  $ 2,008,650     10,753,844        $ 0.19
       Effect of dilutive securities:
          Options                                       24,946        567,668         (0.01)
                                                   -----------    -----------        ------
  Diluted EPS:
       Income available to common
       shareholders plus assumed
       conversion                                  $ 2,033,596     11,321,512         $0.18
                                                   ===========    ===========         =====

       For the year ended September 30, 1998, 913,120 options and 322,676 warrants were outstanding but were not included in the computation of diluted loss per share because to do so would have been antidilutive. The options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002.

       For the three months ended December 31, 1998, 1,428,894 options and 322,676 warrants were outstanding but were not included in the computation of diluted loss per share because to do so would have been antidilutive. The options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002.

       For the year ended December 31, 1999, 799,037 options and 322,676 warrants were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the excluded options and warrants were greater than the average market price of the common shares during the period. The options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(12)   EMPLOYEE BENEFIT PLANS

       1993 Stock Option Plan

       The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the granting of options to purchase a total of 950,000 shares of common stock to key employees. The exercise price for each option granted under the 1993 Plan cannot be less than the fair market value of the common stock on the date of the grant.



       The 1993 Plan gives the Compensation Committee of the Board of Directors latitude in deciding the vesting period. Options generally vest one-third immediately and one-third on each successive anniversary date of the award, or are exercisable at the rate of one-third per year beginning on the day after the first anniversary of the date of the award. Under provisions of the 1993 Plan, shares subject to an option award will become immediately exercisable upon a change in control of the Company. Options remaining unexercised on the tenth anniversary of the date of the grant will expire. No options may be granted after February 26, 2003. As of December 31, 1999, no options are available for award under the 1993 Plan.


       Long-Term Incentive Plan

       The Company's Long-Term Incentive Plan (the "Incentive Plan"), adopted in April 1999, provides for the granting of awards to purchase a total of 1,250,000 shares of common stock to key employees and others. Awards may be made by the Compensation Committee of the Board of Directors in the form of incentive stock options, non-qualified stock options, restricted stock or performance shares, provided that the Committee may not grant options to any salaried employee during any three-year period to purchase more than 500,000 shares.

       The exercise price for each option granted under the Incentive Plan cannot be less than the fair market value of the common stock on the date of the grant. The Incentive Plan gives the Committee latitude in deciding the vesting and exercise periods. Options shall vest as the Committee determines and will generally have a term of ten years.

       The Incentive Plan authorizes the Committee to grant restricted stock awards pursuant to which shares of Common Stock will be awarded, subject to restrictions on transfer that lapse over a period of time or upon achievement of performance goals, as determined by the Committee. Participants who receive restricted stock grants are entitled to dividend and voting rights on the awarded shares prior to the lapse of restrictions on such awards.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(12)   EMPLOYEE BENEFIT PLANS, CONTINUED


       The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. No options have been awarded under the Incentive Plan as of December 31, 1999. Awards to purchase an additional 1,250,000 shares of common stock may be made.


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

       The Directors Option Plan provides that beginning April 1997, each qualified director will be granted an option to purchase 4,500 shares of common stock every three years. Prior to April 1997, each qualified director was granted annually an option to purchase 1,000 shares of common stock. Options granted in April 1997 or thereafter will be exercisable in one-third increments beginning on the date of the grant. Options granted prior to April 1997 are exercisable at any time beginning six months after the date of the grant. Options expire five years from the date of the grant. As of December 31, 1999, an additional 42,344 options may be issued under the Directors Option Plan.

       Special Option Grants

       During the three months ended December 31, 1998 and the year ended December 31, 1999, the Board of Directors awarded special option grants to certain key employees. The awards were made separate from the plans described above.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999



(12)   EMPLOYEE BENEFIT PLANS, CONTINUED

       Information with respect to options under the plans and the special awards for the year ended September 30, 1998, the three-months ended December 31, 1998 and the year ended December 31, 1999, is as follows:


                                           Outstanding                 Exercisable
                                    -------------------------    ----------------------
                                                     Weighted                  Weighted
                                                     Average                   Average        Number
                                       Number        Exercise       Number     Exercise      Available
                                    Outstanding       Price      Exercisable     Price       For Grant
                                    -----------       -----      -----------     -----       ---------

        Balance, October 1, 1997       855,044          $5.48       227,994        $5.05      151,099
        Granted                        269,700          $3.39                                (269,700)
        Exercisable                                                 251,507        $5.59
        Exercised                      (11,900)         $2.70       (11,900)       $2.70
        Forfeited                     (199,684)         $5.45        (8,187)       $5.45      199,684
                                      --------                       ------                   -------
        Balance, September 30,
        1998                           913,120          $4.89       459,414        $5.24       81,083
        Granted                        833,438          $0.75
        Exercisable                                                 674,002        $0.84
        Exercised                        -                -           -              -
        Forfeited                     (317,664)         $5.26      (233,498)       $5.13      317,664
                                      --------                     --------                   -------
        Balance, December 31,
        1998                         1,428,894          $2.39       899,917        $2.00      225,309
        Adoption of the
        Long-Term Incentive Plan                                                            1,250,000
        Granted                      1,143,435          $2.35                                (783,435)
        Exercisable                                                 473,396
        Exercised                      (80,000)         $0.25       (80,000)       $0.25
        Forfeited                     (564,673)         $3.44      (161,140)       $3.44      564,673
                                    ----------                   ----------                ----------
        Balance, December 31,
        1999                         1,927,656          $2.18     1,132,173        $1.76    1,256,547
                                     =========                    =========                 =========


       Information concerning outstanding options at December 31, 1999 is as follows:

                                          Options Outstanding                       Options Exercisable
                             ---------------------------------------------     -----------------------------
                          Number of                           Weighted       Number of        Weighted
                           Options       Weighted Average     Average         Options         Average
           Range of      Outstanding        Remaining         Exercise      Exercisable       Exercise
      Exercise Prices    at 12-31-99     Contractual Life      Price        at 12-31-99        Price
      ---------------    -----------     ----------------      -----        -----------        -----

        $0.75 to $1.00      740,000           8.8 years         $0.78           740,000         $0.78
        $1.01 to $2.00      108,200           8.6               $2.00            38,567         $2.00
        $2.01 to $3.00      950,000           9.6               $2.69           250,000         $2.60
        $4.01 to $7.00      107,406           7.4               $6.15            81,406         $6.07
        $7.01 to $8.75       22,000           6.3               $8.75            22,000         $8.75
                        -----------                                         -----------

        Total             1,927,656           9.1               $2.18         1,132,173         $1.76
                          =========                                           =========

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(12)   EMPLOYEE BENEFIT PLANS, CONTINUED

       The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost been determined based on the fair value of such awards at the date of grant consistent with the provisions of SFAS No. 123, the Company's total and per share net income (loss) would have been as follows:

                                                                       Three months
                                                   Year ended              ended            Year ended
                                                  September 30          December 31,        December 31,
                                                      1998                1998                1999
                                                      ----                ----                ----

         Net income (loss):
              As reported                           $(9,009,828)          $(3,503,149)          $2,008,650
              Pro forma                             $(9,570,278)          $(4,055,915)          $1,062,196
         Net income (loss) per share:
              As reported                                $(1.69)              $(0.65)               $0.19
              Pro forma                                  $(1.79)              $(0.76)               $0.10

         The fair values of options granted during periods presented were determined using the Black-Scholes option-pricing model based on the following assumptions:

                                                            Three months
                                           Year ended          ended                  Year ended
                                          September 30,     December 31,              December 31,
                                               1998             1998                     1999
                                               ----             ----                     ----
         Risk-free interest rate              5.80%                 4.96%                6.17%
         Dividend yield                       0.00%                 0.00%                0.00%
         Expected life                      3 to 6 years         3 to 6 years        3 to 6 years
         Expected volatility                 74.10%               147.23%              111.59%

       401(k) Plan and Trust

The Company has established a defined-contribution retirement plan for all eligible employees. Participants may make basic contributions of up to 15 percent of their compensation, pursuant to section 401(k) of the Internal Revenue Code. Under terms of the 401(k) plan, the Company may make a basic matching contribution and a discretionary contribution to the 401(k) plan. The Company matching contribution is 100% of a specified percentage of each employee's contribution limited to the first 5% of the employee's base salary. Company matching contributions were 5% from January 1998 to March 1998, 3% from April 1998 to May 1998, -0-% from June 1998 to May 1999, and 2% from June 1999 to December 1999. A 401(k) plan participant becomes vested in the Company's contribution on his or her behalf at a rate of 20 percent for each year of service, and will be fully vested in the Company's contributions in the event of death, disability or normal retirement. The Company's contributions to the 401(k) plan were $38,000, $-0- and $31,000 for the year ended September 30, 1998, the three months ended December 31, 1998 and the year ended December 31, 1999, respectively.

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(13)   WARRANTS

       The Company has outstanding warrants for the purchase of its common stock. The warrants were issued in connection with acquisitions made in 1995 and 1997 and in connection with issuing subordinated debt in 1995. Information with respect to such warrants is as follows:


                                     ISI            UAI          Subordin-        Intec
                                 Acquisition    Acquisition      ated Debt     Acquisition       Total
                                 -----------    -----------      ---------     -----------       -----

       Exercise price                 $2.50          $4.81           $4.00          $6.73
       Expiration date             03-03-98       11-20-97        10-31-02       02-20-00
       Balance,
       October 1, 1997                4,928        137,000         197,678        124,998        464,604
       Exercised                     (4,828)        (7,500)             -0-            -0-       (12,328)
       Expired                         (100)      (129,500)             -0-            -0-      (129,600)
                                   --------       --------        --------       --------      ---------
       Balance, Sept. 30,
       1998, Dec.31, 1998 and
       1999                              -0-            -0-        197,678        124,998        322,676
                                   ========       ========        ========       ========      =========


(14)   COMMITMENTS AND CONTINGENCIES

       The Company leases its Massachusetts and the United Kingdom facilities, as well as certain office equipment, under operating leases. The leases on the facilities expire at various dates through July 2001, and the equipment operating leases expire at various dates through January 2003.

       The Company leases certain computer equipment under a capital lease from a finance company. The lease has an initial term of three years beginning December 1997 and requires monthly payments, including interest, of $3,898 through December 2000. The unpaid balance of this capital lease totaled $39,479 at December 31, 1999 (Note 8). The net book value of equipment leased under the capital lease is $-0- at December 31, 1999.

       A summary of commitments under noncancelable leases as of December 31, 1999, is as follows:


                                                    Capital Lease        Operating Leases       Total
                                                    -------------        ----------------       -----
       Year ending December 31,
                  2000                                 $42,874                $97,095         $139,969
                  2001                                      -0-                49,474           49,474
                  2002                                      -0-                 4,152            4,152
                  2003                                      -0-                   346              346
                                                       -------               --------         --------
       Total minimum lease obligations                  42,874               $151,067         $193,941
                                                                             ========         ========
       Less amount representing interest                 3,395
                                                       -------
       Present value of minimum lease
       payments                                        $39,479
                                                       =======

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999


(14)   COMMITMENTS AND CONTINGENCIES, CONTINUED

       Total rental expense was $245,000, $8,000 and $75,000 for the year ended September 30, 1998, the three months ended December 31, 1998 and the year ended December 31, 1999, respectively.

       As of December 31, 1999, the Company has issued letters of credit totaling $2,163,000 to two suppliers as conditions of the supply agreements. A $2,000,000 letter of credit expired in January 2000, and a $163,000 letter of credit was terminated in February 2000.

(15)   SEGMENT INFORMATION

       The Company operates in one market segment - factory automation.

       Net revenues include export sales to various countries. A summary of both foreign and domestic revenues is as follows:


                                                                          Three months
                                                    Year ended               ended             Year ended
                                                   September 30,          December 31,        December 31,
                                                       1998                  1998                 1999
                                                       ----                  ----                 ----
       Foreign:
            France                                 $  1,795,275           $   368,700        $   1,899,142
            Germany                                     252,864                43,022            7,892,954
            Other countries                           3,176,439               361,811            2,206,728
                                                   ------------           -----------        -------------
                Total foreign revenue                 5,224,578               773,533           11,998,824
       United States                                 11,604,756             2,413,377           17,773,305
                                                   ------------           -----------         ------------

       Total revenue                                $16,829,334            $3,186,910          $29,772,129
                                                    ===========            ==========          ===========

       Long-lived assets include property and equipment, capitalized software development costs and other intangible assets. A summary of both foreign and domestic long-lived assets at depreciated or amortized cost is as follows:


                                                                                      December 31,
                                                                                      ------------
                                                                                1998                 1999
                                                                                ----                 ----
       Foreign countries                                                     $   60,908           $   45,429
       United States                                                          8,105,674            6,830,971
                                                                             ----------           ----------

       Total                                                                 $8,166,582           $6,876,400
                                                                             ==========           ==========

                      NEMATRON CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                 September 30, 1998, December 31, 1998 and 1999



(16)   SIGNIFICANT CUSTOMERS

       The Company conducts its business through distributors, end users and other entities under purchase orders, supply contracts and other agreements. Information with respect to significant customers is as follows:


                                                          Revenues               Accounts
                                                            From              Receivable at
                                                         Customer(s)          End of Period
                                                         -----------          -------------
       Year ended September 30, 1998:
          One significant customer                        $1,795,000             $442,000

       Three months ended December 31, 1998:
          Two significant customers                       $  876,000             $636,000

       Year ended December 31, 1999:
          One significant customer                        $8,931,000             $748,000


       The Company derived approximately $512,000, $771,000 and $13,200,000, of revenues under a single supply agreement from a company in the automotive industry for the year ended September 30, 1998, the three months ended December 31, 1998 and the year ended December 31, 1999, respectively. These revenues were derived from sales to certain machine tool builders and distributors, including certain significant customers included in the table above, that ordered Nematron products that the automotive company had specified to those companies for its major automation programs.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEMATRON CORPORATION

By:      /s/ Matthew S. Galvez                      Dated:  March 21, 2000
       --------------------------------------               --------------
       Matthew S. Galvez, President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


          Signature                                    Title                              Date

  /s/ Matthew S. Galvez               President, CEO and a Director                   March 21, 2000
-----------------------------------   (Principal Executive and Financial Officer)     --------------
Matthew S. Galvez

  /s/ David P. Gienapp                Vice President - Finance and Administration     March 21, 2000
-----------------------------------   (Principal Accounting Officer) and Secretary   --------------
David P. Gienapp

  /s/ Hugo E. Braun                   Director                                        March 21, 2000
-----------------------------------                                                   --------------
Hugo E. Braun

  /s/ Joseph J. Fitzsimmons           Chairman of the Board and a Director            March 21, 2000
-----------------------------------                                                   --------------
Joseph J. Fitzsimmons

  /s/ Garnel F. Graber                Director                                        March 21, 2000
------------------------------------                                                  --------------
Garnel F. Graber

  /s/ Michael L. Hershey              Director                                        March 21, 2000
------------------------------------                                                  --------------
Michael L. Hershey

  /s/ Stephen E. Globus               Director                                        March 21, 2000
------------------------------------                                                  --------------
Stephen E. Globus

  /s/ James A. Nichols                Director                                        March 21, 2000
------------------------------------                                                  --------------
James A. Nichols

                      NEMATRON CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit
Number                         Description of Exhibit
------                         ----------------------

3.01      Amended and Restated Articles of Incorporation, as amended, filed as
          Exhibit 3.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.
3.02      Amended and Restated Bylaws, as amended.
3.03      Amended and Restated Articles of Incorporation, as amended, filed as
          Exhibit 3.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.
4.01 Term Loan and Warrant Purchase Agreement dated as of November 7, 1995 between the Registrant and Onset BIDCO, The Capital Fund, Joseph Krinski Trust U/A Dated 6/20/91, Emily Krinski Trust U/A Dated 6/20/91, and Urban A. MacDonald filed as Exhibit 4.04 to the Registrant's Form S-2 Registration Statement dated June 6, 1996 and incorporated herein by reference.
4.02 Form of Warrant issued as of March 31, 1997 to Intec shareholders, filed as Exhibit 4.1 to the Registrant's Form 8-K filed April 10, 1997 and incorporated herein by reference.
4.03 Amended and Restated Convertible Promissory Notes dated as of January 12, 1999 filed as Exhibit 4.01 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.
4.04 Loan and Security Agreement dated as of November 12, 1999 by and among LaSalle Business Credit, Inc. and the Registrant for a $10.9 million credit facility, filed as Exhibit 4.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.
10.01* Nematron Corporation 1993 Stock Option Plan, as amended and restated March 1997, filed as Exhibit 10.1 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference.
10.02* Nematron Corporation 1993 Directors Option Plan, as amended and restated, filed as Exhibit 10.2 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference
10.03* Nematron 401(k) Plan, filed as Exhibit 10.04 to the Registrant's Form 10-KSB for the year ended September 30, 1995 and incorporated herein by reference
10.04* Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.
10.05* Employment Agreement entered into effective October 1, 1998 and dated July 26, 1999 by and between Matthew S. Galvez and the Registrant, filed as Exhibit 10.01 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1999 and incorporated herein by reference.
10.06* Nonqualified Stock Option Agreement dated October 13, 1998 between Matthew S. Galvez and the Registrant, filed as Exhibit 10.02 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1999 and incorporated herein by reference.
10.07* Nonqualified Stock Option Agreement dated December 3, 1998 between Matthew S. Galvez and the Registrant, filed as Exhibit 10.02 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1999 and incorporated herein by reference.
10.08* Nonqualified Stock Option Agreement dated December 13, 1999 between Matthew S. Galvez and the Registrant.
10.09 Registration Rights Agreement, dated as of March 31, 1997, between the Company and former stockholders of Intec Controls Corp., filed as
          Exhibit 10.3 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference.
21.01     Subsidiaries of Nematron Corporation.
23.01     Consent of Grant Thornton LLP.
27.00     Financial Data Schedule.

-------
*  Management compensatory plan or arrangement.

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