Form 10QSB
period 2000-03-31
NEMATRON CORP
filed 2000-05-09
CIK 892832

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

                  For the quarterly period ended MARCH 31, 2000


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

             No par value Common Stock: 12,605,430 OUTSTANDING AS OF MAY 5, 2000

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO


================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                          MARCH 31,
                                                                            2000           DECEMBER 31,
                                                                         (UNAUDITED)           1999
                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                         $   1,076,502   $      356,668
     Accounts receivable, net of allowance for doubtful
         accounts of $137,000 at March 31, 2000, and  $122,000
         at December 31, 1999                                              3,258,441        5,014,028
     Inventories (Note 2)                                                  1,749,719        1,671,648
     Prepaid expenses and other current assets                               161,370          163,895
                                                                          ----------       ----------
              Total current assets                                         6,246,032        7,206,239
Property and equipment, net of accumulated depreciation
         of $6,272,413 at March 31, 2000 and $6,129,373 at
         December 31, 1999                                                 2,326,541        2,397,472
Other assets:
     Software and related development costs, net of amortization of  $2,091,643 at March 31, 2000, and $1,853,660 at
         December 31, 1999                                                 3,570,515        3,617,553
     Other intangible assets, net of amortization of $2,334,050 at
         March 31, 2000 and $2,282,167 at December 31, 1999                  816,014          861,375
                                                                          ----------       ----------
              Net other assets                                             4,386,529        4,478,928
                                                                          ----------       ----------

              Total assets                                              $ 12,959,102     $ 14,082,639
                                                                          ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                                 $      968,417    $   1,757,381
     Deferred revenue and other accrued expenses                           1,923,596        2,281,176
     Current maturities of long-term debt (Note 3)                           232,545          232,811
                                                                          ----------       ----------
              Total current liabilities                                    3,124,558        4,271,368

Long-term debt, less current maturities (Note 3)                           2,658,335        2,706,668
Deferred tax liability                                                       124,200          135,000
                                                                          ----------       ----------
              Total liabilities                                            5,907,093        7,113,036

Stockholders' equity:
     Common stock, no par value, 30,000,000 shares authorized;
         12,605,430 shares issued and outstanding                         28,727,838       28,727,838
     Accumulated comprehensive income (loss)                                  (4,784)           1,869
     Accumulated deficit                                                 (21,671,045)     (21,760,104)
                                                                          ----------       ----------
              Total stockholders' equity                                   7,052,009        6,969,603
                                                                          ----------       ----------

              Total liabilities and stockholders' equity                $ 12,959,102     $ 14,082,639
                                                                          ==========       ==========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

                                                                            QUARTER ENDED MARCH 31,
                                                                            -----------------------
                                                                            2000              1999
                                                                         (UNAUDITED)       (UNAUDITED)

Net revenues                                                            $  5,238,888     $  5,806,326

Cost of revenues                                                           3,621,234        3,936,225
                                                                          ----------       ----------

              Gross profit                                                 1,617,654        1,870,101
Operating expenses:
     Product development costs                                               125,326          191,351
     Selling, general and administrative expenses                          1,713,342        1,224,522
                                                                          ----------       ----------
              Total operating expenses                                     1,838,668        1,415,873
                                                                          ----------       ----------

              Operating income (loss)                                       (221,014)         454,228
Other income (expense):
     Interest expense                                                        (75,612)        (249,850)
     Sundry income (expense), net                                            374,884           (2,388)
                                                                          ----------       ----------
              Total other income (expense)                                   299,273         (252,238)
                                                                          ----------       ----------

Income before income tax benefit                                              78,259          201,990
Income tax benefit (Note 4)                                                   10,800           10,800
                                                                          ----------       ----------

Net income                                                               $    89,059    $     212,790
                                                                          ==========       ==========

Earnings per share (Note 5):
     Basic                                                               $      0.01    $        0.04
                                                                          ==========       ==========
     Diluted                                                             $      0.01    $        0.02
                                                                          ==========       ==========

Weighted average shares outstanding:
     Basic                                                                12,605,430        5,615,288
                                                                          ==========        =========
     Diluted                                                              13,292,279        9,981,461
                                                                          ==========        =========

                      NEMATRON CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

                                                                             QUARTER ENDED MARCH 31,
                                                                             -----------------------
                                                                              2000             1999
                                                                           (UNAUDITED)      (UNAUDITED)

Net income                                                              $     89,059       $  212,790
Other comprehensive income (loss) -foreign currency
  translation adjustment                                                      (6,653)           2,882
                                                                          ----------         --------
Comprehensive income                                                    $     82,406       $  215,672
                                                                          ==========         ========


                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

                                                                             QUARTER ENDED MARCH 31,
                                                                             -----------------------
                                                                              2000             1999
                                                                           (UNAUDITED)      (UNAUDITED)

Cash flows from operating activities:
     Net income                                                           $   89,059       $  212,790
     Adjustments to reconcile net income to net cash flows
     provided by operating activities:
         Depreciation and amortization                                       452,136          533,064
         Deferred income tax benefit                                         (10,800)         (10,800)
         Loss on disposal of property                                          3,131           10,373
         Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                          1,755,587         (875,414)
              Inventories                                                    (78,071)         210,222
              Prepaid expenses and other current assets                        2,525         (110,832)
              Accounts payable                                              (788,964)         425,205
              Accrued expenses                                              (357,580)         (67,907)
                                                                          ----------        ---------
              Net cash provided by operating activities                    1,067,023          326,701
                                                                          ----------       ----------

Cash flows from investing activities:
     Additions to capitalized software development costs                    (190,946)        (101,253)
     Additions to property and equipment                                     (82,994)         (30,991)
     Proceeds from disposals of property and equipment                         2,751           12,490
                                                                          ----------       ----------
              Net cash used in investing activities                         (271,189)        (119,754)
                                                                          ----------       ----------

Cash flows from financing activities:
     Payments of long-term debt                                              (61,811)        (152,112)
     Payments of deferred financing fees                                      (7,536)
     Proceeds from common stock subscriptions                                               1,500,000
     Increase in note payable to bank                                                         358,716
     Payment of trade notes payable                                                          (468,211)
                                                                          ----------       ----------
              Net cash provided by (used in) financing activities            (69,347)       1,238,393
                                                                          ----------       ----------

Foreign currency translation effect                                           (6,653)           2,882
                                                                          ----------       ----------

Net increase in cash and cash equivalents                                    719,834        1,448,222
Cash and cash equivalents at beginning of period                             356,668          106,730
                                                                          ----------       ----------

Cash and cash equivalents at end of period                               $ 1,076,502      $ 1,554,952
                                                                          ==========       ==========

Non-cash financing and investing activities:
         Increase in property and debt resulting from capitalized
         lease obligation                                                $    13,212
Increase in common stock from conversion of
         convertible promissory notes                                                     $   169,863
     Decrease in long-term debt and property resulting from
         adjustment of purchase price of equipment                                             55,534
Supplemental disclosures of cash flow information:
     Cash paid for interest                                                   86,720          229,735
     Cash paid for income taxes                                                   -0-              -0-

                      NEMATRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Limited, a United Kingdom corporation, Nematron Canada Inc., a Canadian corporation, and NemaSoft, Inc. and Imagination Systems, Inc., both Michigan corporations. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

Inventories consist of the following at March 31, 2000 and December 31, 1999:

                                                                          MARCH 31,        DECEMBER 31,
                                                                            2000               1999

      Purchased parts and accessories                                    $ 1,189,654      $ 1,238,980
      Work in process                                                        162,873           24,008
      Finished goods, demo units and service stock                           397,192          408,660
                                                                           ---------        ---------
          Total Inventory                                                $ 1,749,719      $ 1,671,648
                                                                           =========        =========

NOTE 3 - SHORT-TERM AND LONG-TERM DEBT

The Company is party to a Loan and Security Agreement (the "Agreement") with a bank. The Agreement provides for an $8.0 million line of credit and a $2.9 million term loan. The Agreement is for a three-year term and may be extended for an additional one-year period at the option of the Company, unless the lender gives prior notice of termination. The amount available under the line of credit is limited by a borrowing formula that allows for advances up to a maximum of the sum of 85% of eligible domestic and foreign accounts receivable, less the amount of outstanding letters of credit, if any, issued by the Company. Based upon such borrowing formula, approximately $1.8 million of the available line is eligible for advance at March 31, 2000. No amounts have been borrowed under the line of $8.0 million credit facility since the line became available in November 1999. Any amounts borrowed will bear interest at the prime rate plus 1.0%. The line of credit and the term loan are collateralized by substantially all assets of the Company and a mortgage on the Company's Ann Arbor facility. The Agreement, under which the Company has the line of credit and the term loan, contains several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the Agreement also prohibit the payment of dividends, limit the amount of annual capital expenditures and include other restrictive covenants. As of March 31, 2000, the Company is in compliance with the Agreement's financial covenants.

Long-term debt includes the following debt instruments at March 31, 2000 and December 31, 1999:

                                                                           MARCH 31,       DECEMBER 31,
                                                                             2000             1999

      Term note payable                                                  $ 2,851,667      $ 2,900,000
      Capitalized lease obligations and other notes                           39,213           39,479
                                                                           ---------        ---------

          Total long-term debt                                             2,890,880        2,939,479

      Less current maturities                                               (232,545)        (232,811)
                                                                           ---------        ---------

      Long-term debt, less current maturities                            $ 2,658,335      $ 2,706,668
                                                                           =========        =========

NOTE 4 - TAXES ON INCOME

The current tax benefits computed for the three-month periods ended March 31, 2000 and 1999 reflect the tax benefit associated with the amortization of non-deductible acquired intangible assets during the same periods.

The Company has net operating loss carryforwards ("NOLs") of approximately $18 million that may be applied against future taxable income. The NOLs expire in varying amounts from 2004 and through 2019. Utilization of these NOLs is subject to annual limitations under current Internal Revenue Service regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the NOLs. Realization of net deferred tax assets associated with the NOLs is dependent upon generating sufficient taxable income prior to their expiration.


NOTE 5 - EARNINGS PER SHARE

Earnings per share ("EPS") is as follows:

                                                           Income             Shares           Per Share
                                                         (Numerator)       (Denominator)          Amount
                                                         -----------       -------------          ------
THREE MONTHS ENDED MARCH 31, 2000:
BASIC EPS:
Net income                                                $  89,059         12,605,430             $ 0.01
EFFECT OF DILUTIVE SECURITIES:
Options                                                         -0-            686,849              (0.00)
                                                           --------          ---------              -----
DILUTED EPS:
Net income available to common
shareholders plus assumed conversion                      $  89,059         13,292,279             $ 0.01
                                                           ========         ==========              =====

THREE MONTHS ENDED MARCH 31, 1999:
BASIC EPS:
Net income                                                $ 212,790          5,615,288             $ 0.04
EFFECT OF DILUTIVE SECURITIES:
Options                                                      16,128          4,366,173              (0.02)
                                                           --------          ---------              -----
DILUTED EPS:
Net income available to common
shareholders plus assumed conversion                      $ 228,918          9,981,461             $ 0.02
                                                           ========          =========               ====

For the three months ended March 31, 2000, 129,406 options and 197,678 warrants were outstanding but were not included in the computation of diluted EPS because the exercise prices of the excluded options and warrants were greater than the average market price of the common shares during the period. The options expire on various dates between 2003 and 2009, and the warrants expire in October 2002.

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


NOTE 6 - SUBSEQUENT EVENT

On April 12, 2000, the Company announced that it had signed a letter of intent to acquire A-OK Controls Engineering, Inc. ("A-OK Controls"), an automation controls systems integration company located in Auburn Hills, Michigan. The acquisition of A-OK Controls is subject to the completion of due diligence procedures and approval of the Board of Directors of each company. The results of operations of A-OK Controls for the periods ended March 31, 1999 and 2000 are not included in the accompanying financial statements.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

         Net revenues for the first quarter of 2000 decreased $567,000 (9.8%) to $5,239,000 compared to $5,806,000 for the comparable period last year. The decrease is attributable to a decrease in sales of bundled Industrial Control Computers ("ICCs"), unbundled ICCs and software, partially offset by increased revenues from services and system integration. Deliveries under the Company's major supply program with an automotive company were less in the current period compared to the same period last year because of the scheduling of units under such multi-year supply program. Management expects that net revenues for the last nine months of 2000 will also decrease compared to the year earlier period because of the scheduled shipments under existing multi-year supply contracts.

         Gross profit for the first quarter of 2000 decreased $252,000 (13.5%) to $1,618,000 compared to $1,870,000 for the comparable period last year. Gross profit as a percentage of sales in the first quarter of 2000 was 30.9% compared to 32.2% in the comparable period last year. The decrease in the gross profit percentage results from a higher percentage of sales of lower margin products in the current period compared to the comparable period last year. Management expects that gross profit margins will remain relatively constant throughout the year as the mix of sales in the remaining quarters of 2000 is expected to be similar to the sales mix experienced in the first quarter of the year based on the current backlog and scheduled releases.

         Product development expenses for the first quarter of 2000 decreased $66,000 (34.5%) to $125,000 compared to $191,000 for the comparable period last year. The decrease is attributable to a smaller development staff and a larger percentage of projects subject to capitalization in the current period. Management expects that product development expenses will increase slightly in the remaining quarters of 2000 as staff and development efforts are planned to increase above current levels in the remaining months of 2000.

         Selling, general and administrative expenses for the first quarter of 2000 increased $489,000 (39.9%) to $1,713,000 compared to $1,225,000 for the comparable period last year and increased as a percentage of net revenue to 32.7% in the first quarter of 1999 from 21.0% in the comparable period last year. The increase results primarily from a resumption of the Company's marketing efforts and an increase in its sales staff and sales initiatives during the current quarter compared to the comparable period last year. Management expects that selling, general and administrative expenses will increase slightly in the remaining quarters of 2000 because of the continuation of its expanded marketing and sales activities.

         Interest expense for the first quarter of 2000 decreased $174,000 (69.7%) to $76,000 compared to $250,000 for the comparable period last year. The decrease results primarily from lower average borrowing levels due to the repayment of its line of credit and, to a lesser extent, interest rate variances.

         Sundry income for the first quarter of 1999 increased by $377,000 compared to sundry expense of $2,000 for the comparable period last year primarily because of the sale of idle assets during the current quarter.


LIQUIDITY AND CAPITAL RESOURCES

         Primary sources of liquidity are cash generated from operations and the Company's $8 million line of credit. The Company's operations generated $1,076,000 of cash in the first quarter of 2000, including the effect of changes in working capital items. As of March 31, 2000, approximately $1,785,000 is available under the Company's line of credit. Based upon the Company's existing working capital of $3,120,000, forecasted revenue and expense levels and the line of credit availability, management believes that it has sufficient liquidity to satisfy its liabilities as they become due. On April 12, 2000, the Company announced that it had signed a letter of intent to acquire A-OK Controls Engineering, Inc. ("A-OK Controls"), an automation controls systems integration company located in Auburn Hills, Michigan. The acquisition of A-OK Controls is subject to the completion of due diligence procedures and approval of the Board of Directors of each company. Management expects that a portion of the purchase price of A-OK Controls will require cash, as will the extinguishments of certain of A-OK Controls' long-term liabilities. The Company expects to borrow from its primary bank lender at closing the cash required for the acquisition of A-OK Controls.


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

         "Item 2 - Management's Discussion and Analysis" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended, based on current management expectations. Actual results could differ materially from the forward-looking statements due to a number of uncertainties, including, but not limited to the decline of economic conditions in general and conditions in the automotive manufacturing industry in particular, a reduction in demand for the Company's products and services, the inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, reductions in product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures which result in materially reduced selling prices for the Company's products, raw material price increases, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, fluctuations in foreign exchange rates, the inability to attract or retain sales and/or engineering talent, changes in customer requirements, evolving industry standards and the amount of cash required at the closing date of the Company's acquisition candidate.



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NEMATRON CORPORATION

                                BY:

MAY 5, 2000                     /S/ MATTHEW S. GALVEZ
---------------------------     ------------------------------------------------
DATE                            MATTHEW S. GALVEZ, PRESIDENT & CEO
                                (DULY AUTHORIZED OFFICER)

MAY 5, 2000                     /S/ DAVID P. GIENAPP
---------------------------     ------------------------------------------------
DATE                            DAVID P. GIENAPP, EXECUTIVE VICE PRESIDENT -
                                FINANCE & ADMINISTRATION
                                (CHIEF ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


Exhibit Number             Description of Exhibit

     27                    Financial Data Schedule