Form 10QSB
period 2000-06-30
NEMATRON CORP
filed 2000-08-14
CIK 892832

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

                  For the quarterly period ended JUNE 30, 2000


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to
                                                 -----    ----

Commission File Number: 0-21142


                              NEMATRON CORPORATION
        (Exact name of small business issuer as specified in its charter)


                MICHIGAN                                                                       38-2483796
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

         No par value Common Stock: 13,209,616 SHARES OUTSTANDING AS OF AUGUST 10, 2000

Transitional Small Business Disclosure Format:  [ ] YES    [X] NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999


                                                                                   JUNE 30,             DECEMBER 31,
                                                                                     2000                   1999
                                                                                  (UNAUDITED)
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                  $      97,373          $     356,668
     Accounts receivable, net of allowance for doubtful
         accounts of $131,000 at June 30, 2000, and
         $122,000 at December 31, 1999                                              5,490,347              5,014,028
     Inventories (Note 3)                                                           2,563,768              1,671,648
     Prepaid expenses and other current assets                                        567,765                163,895
                                                                                -------------          -------------
              Total Current Assets                                                  8,719,253              7,206,239
Property and Equipment, net of accumulated depreciation
         of $6,416,818 at June 30, 2000 and $6,129,373 at
         December 31, 1999                                                          2,842,440              2,397,472
Other Assets:
     Software and related development costs, net of amortization of  $2,329,627 at June 30, 2000, and $1,853,660 at
         December 31, 1999                                                          3,503,985              3,617,553
     Goodwill and other intangible assets, net of amortization
          of $2,387,219 at June 30, 2000 and $2,282,167
          at December 31, 1999                                                      3,072,665                861,375
                                                                                -------------          -------------
              Net Other Assets                                                      6,576,650              4,478,928
                                                                                -------------          -------------
              Total Assets                                                      $  18,138,343          $  14,082,639
                                                                                =============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable to bank (Note 4)                                             $   2,163,044          $         -0-
     Accounts payable                                                               1,755,466              1,757,381
     Deferred revenue and other accrued expenses                                    1,970,325              2,281,176
     Deferred tax liability - current                                                 133,000                    -0-
     Current maturities of long-term debt (Note 4)                                  1,007,054                232,811
                                                                                -------------          -------------
              Total Current Liabilities                                             7,028,889              4,271,368
Long-Term Debt, less current maturities (Note 4)                                    3,461,131              2,706,668
Deferred Tax Liability                                                                113,400                135,000
                                                                                -------------          -------------
              Total Liabilities                                                    10,603,420              7,113,036
Stockholders' Equity:
     Common Stock, no par value, 30,000,000 shares authorized; 13,209,616 and
         12,605,430 shares issued and outstanding at June 30, 2000 and at
         December 31, 1999,
         respectively (Note 2)                                                     29,977,838             28,727,838
     Foreign currency translation adjustment                                          (17,388)                 1,869
     Accumulated deficit                                                          (22,425,527)           (21,760,104)
                                                                                -------------          -------------
              Total Stockholders' Equity                                            7,534,923              6,969,603
                                                                                -------------          -------------
              Total Liabilities and Stockholders' Equity                        $  18,138,343          $  14,082,639
                                                                                =============          =============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE-AND SIX-MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999


                                                 THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------             -------------------------
                                                   2000              1999                  2000             1999
                                                (UNAUDITED)       (UNAUDITED)           (UNAUDITED)      (UNAUDITED)

Net Revenues                                 $   3,857,531     $   5,948,709        $   9,096,419   $   11,755,035

Cost of Revenues                                 2,886,791         4,105,463            6,508,025        8,041,688
                                             -------------     -------------        -------------   --------------

              Gross Profit                         970,740         1,843,246            2,588,394        3,713,347
Operating Expenses:
     Product development costs                     133,018           192,094              258,344          383,446
     Selling, general and
     administrative expenses                     1,534,276         1,318,085            3,247,619        2,542,606
                                             -------------     -------------        -------------   --------------
     Total Operating Expenses                    1,667,294         1,510,179            3,505,963        2,926,052
                                             -------------     -------------        -------------   --------------
Operating Income (Loss)                           (696,554)          333,067             (917,569)         787,295
Other Income (Expense):
     Interest expense                              (72,013)          (67,516)            (147,625)        (317,366)
     Sundry income (expense)                         3,285               -0-              378,169           (2,388)
                                             -------------     -------------        -------------   --------------
     Total Other Income (Expense)                  (68,728)          (67,516)             230,544         (319,754)
                                             -------------     -------------        -------------   --------------
Income (Loss) Before Taxes                        (765,282)          265,551             (687,025)         467,541
Income Tax Benefit (Note 5)                         10,800            10,800               21,600           21,600
                                             -------------     -------------        -------------   --------------

Net Income (Loss)                            $    (754,482)    $     276,351        $    (665,425)  $      489,141
                                             =============     =============        =============   ==============

Per Share Amounts (Note 6):
     Basic                                   $       (0.06)    $        0.02        $       (0.06)  $         0.06
                                             =============     =============        =============   ==============
     Diluted                                 $      ( 0.06)    $        0.02        $       (0.06)  $         0.04
                                             =============     =============        =============   ==============
Weighted Average Shares
  Outstanding (Note 6):
     Basic                                      12,612,069        12,097,342           12,608,750        8,874,221
                                             =============     =============        =============   ==============
     Diluted                                    12,612,069        13,159,568           12,608,750       11,867,751
                                             =============     =============        =============   ==============


                      NEMATRON CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE-AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


                                    THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                    ---------------------------             -------------------------
                                       2000             1999                  2000             1999
                                    (UNAUDITED)      (UNAUDITED)           (UNAUDITED)      (UNAUDITED)

Net income (loss)                   $(754,482)         $276,351            $(665,425)        $489,141
Other comprehensive income -
    equity adjustment from
    foreign translation               (12,603)           (5,565)             (19,256)          (2,683)
                                    ---------          --------            ---------         --------
Comprehensive income (loss)         $(767,085)         $270,786            $(684,681)        $486,458
                                    =========          ========            =========         ========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999



                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
                                                                                        2000             1999
                                                                                     (UNAUDITED)      (UNAUDITED)
Cash Flows From Operating Activities:
    Net income (loss)                                                                 $  (665,425)   $   489,141
    Adjustments to reconcile net income (loss)  to net cash flows from operating activities:
        Depreciation and amortization                                                     894,983      1,134,248
        Deferred income tax benefit                                                       (21,600)       (21,600)
        Loss on disposal of property                                                        6,464         15,200
        Changes in assets and liabilities that provided (used) cash, net of effects of acquisition:
             Accounts receivable                                                        2,576,251     (1,151,672)
             Inventories                                                                 (892,119)       184,998
             Prepaid expenses and other current assets                                   (263,141)       (31,386)
             Accounts payable                                                             (70,044)       587,000
             Deferred revenue and other accrued expenses                                 (621,959)        54,445
                                                                                      -----------    -----------
                  Net Cash Provided By Operating Activities                               943,410      1,260,374
                                                                                      -----------    -----------
Cash Flows From Investing Activities:
        Acquisition of A-OK, net of cash acquired (Note 2)                             (2,772,561)
        Additions to capitalized software development costs                              (362,399)      (202,506)
        Additions to property and equipment, net of minor disposals                      (139,567)       (74,528)
        Proceeds from disposals of property and equipment                                   2,750         12,490
                                                                                      -----------    -----------
                  Net Cash Used In Investing Activities                                (3,271,777)      (264,544)
                                                                                      -----------    -----------
Cash Flows From Financing Activities:
        Proceeds from long-term debt agreement                                          1,500,000
        Net proceeds from Common Stock subscriptions                                                   3,020,000
        Increase (decrease) in note payable to bank                                       742,929     (2,713,425)
        Payment of trade notes payable                                                                  (906,889)
        Payments of long-term debt                                                       (124,056)      (332,489)
        Payment of deferred financing fees                                                (30,545)       (77,000)
                                                                                      -----------    -----------
                  Net Cash Provided By (Used In) Financing Activities                   2,088,328     (1,009,803)
                                                                                      -----------    -----------
Foreign Currency Translation Effect on Cash                                               (19,256)        (2,683)
                                                                                      -----------    -----------
Net Decrease In Cash and Cash Equivalents                                                (259,295)       (16,656)
Cash and Cash Equivalents at Beginning of Period                                          356,668        106,730
                                                                                      -----------    -----------
Cash and Cash Equivalents at End of Period                                            $    97,373    $    90,074
                                                                                      ===========    ===========

Non-Cash Financing and Investing Activities:
        Conversion of stock subscriptions to Common Stock                                            $ 1,500,000
        Conversion of promissory notes to Common Stock                                                 1,023,029
        Long-term debt and property decrease from price adjustment                                        55,534
        Fair value of assets acquired from A-OK Controls, including goodwill          $ 6,291,086
        Less liabilities assumed                                                       (2,268,525)
        Less Common Stock issued                                                       (1,250,000)
                                                                                      -----------
                  Net cash paid for A-OK Controls (Note 2)                            $ 2,772,561
                                                                                      ===========
Supplemental Disclosures of Cash Flow Information:
        Cash paid for interest                                                            160,203        295,616

                      NEMATRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE-AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Ltd., a United Kingdom corporation, Nematron Canada, Inc., a Canadian corporation, and NemaSoft, Inc., Imagination Systems, Inc. and A-OK Controls Engineering, Inc. ("A-OK Controls"), Michigan corporations. All significant intercompany transactions and balances have been eliminated in consolidation. The Company acquired 100% of the outstanding equity of A-OK Controls effective at the close of business on June 30, 2000; therefore, the balance sheet of A-OK Controls is consolidated as of June 30, 2000 but its operations through June 30, 2000 are excluded from the consolidated operating statement.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB and for the year ended December 31, 1999.

The results of operations for the three- and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - ACQUISITION OF A-OK CONTROLS ENGINEERING, INC.

On June 30, 2000, the Company completed its acquisition of A-OK Controls Engineering, Inc., a control systems design and integration company located in Auburn Hills, Michigan. Under the terms of the related Stock Purchase Agreement, the Company acquired 100% of the outstanding shares of A-OK Controls in exchange for cash of $2,750,000 and issued 604,186 shares of Nematron common stock to A-OK Controls' shareholder. The shares issued to the A-OK shareholder represents 4.6% of the total Nematron common shares outstanding immediately after the acquisition.

The purchase price for A-OK Controls, including expenses incurred in connection with the acquisition, was approximately $4,065,000. The acquisition of A-OK Controls has been accounted for as a purchase and approximately $1,987,000 of goodwill, on preliminary basis, has been recorded. A-OK Controls' former president and sole shareholder has entered into a three-year employment agreement to continue as president of A-OK Controls. Additionally, the former president has entered into an agreement not to compete with Nematron for a two-year period following the expiration of the employment agreement.

In addition to the cash required for the cash portion of the total purchase price, the Company also agreed to repay long-term debt of A-OK Controls outstanding as of the purchase date. Accordingly, the Company advanced funds to A-OK Controls in the amount of approximately $2,436,000 to extinguish outstanding debt and accrued interest thereon. The Company funded the cash requirements by borrowing under its line of credit, from a new long-term agreement and from existing cash balances.

The allocation of the total purchase price to assets acquired and liabilities assumed as of the June 30, 2000 acquisition date are as follows:

          Current assets                                 $3,435,775
          Equipment                                         610,978
          Intangible assets, including goodwill           2,286,812
          Current notes payable                          (1,420,115)
          Other current liabilities                        (812,237)
          Long-term debt                                    (36,173)
                                                         ----------
          Total purchase price                           $4,065,040
                                                         ==========

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred on January 1, 1999, the earliest period presented in this Form 10-QSB, and does not purport to be indicative of either what would have occurred had the acquisition of A-OK Controls actually been consummated at that date or the Company's future results of operations:


                                      Three Months Ended June 30,         Six Months Ended June 30,
                                      ---------------------------         -------------------------
                                        2000              1999             2000              1999
                                        ----              ----             ----              ----

         Revenues                    $6,399,000        $8,485,000      $14,095,000      $17,162,000
         Net income (loss)             (872,000)          387,000         (568,000)       1,191,000
         Income (loss) per
           share, diluted                 (0.07)             0.03            (0.04)            0.10


NOTE 3 - INVENTORIES

Inventories consist of the following at June 30, 2000 and December 31, 1999:


                                                    June 30, 2000            December 31, 1999
                                                    -------------            -----------------

      Purchased parts and accessories                $2,049,575                 $1,238,980
      Work in process                                    82,490                     24,008
      Finished goods, demo units and service stock      431,703                    408,660
                                                     ----------                 ----------

          Total Inventory                            $2,563,768                 $1,671,648
                                                     ==========                 ==========



NOTE 4 - SHORT-TERM AND LONG-TERM DEBT

The Company and its subsidiary, A-OK Controls, are parties to two loan and security agreements (the "Agreements") with a bank. The Agreements provide for a total of $9.0 million in two lines of credit, a $2.9 million term loan and a $1,500,000 special accommodation advance for the purpose of the Company's acquisition of A-OK Controls. The Agreements are for a three-year term and may be extended for an additional one-year period at the option of the Company, unless the lender gives prior notice of termination.

The amounts available under the lines of credit are limited by borrowing formulas that allow for advances up to a maximum of the sum of 85% of eligible domestic and foreign accounts receivable, less any amount of outstanding letters of credit issued by the Company. Based upon the specified borrowing formulas, approximately $1.0 million of the available lines are eligible for advance at June 30, 2000. Amounts borrowed under the lines of credit facilities by the Company and its subsidiary total $2,163,044 at June 30, 2000. Amounts borrowed bear interest at the prime rate plus 1.5%. The line of credit and the term loan are collateralized by substantially all assets of the Company and a mortgage on the Company's Ann Arbor facility. The Agreements contain several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the Agreements also prohibit the payment of dividends, limit the amount of annual capital expenditures and include other restrictive covenants. As of June 30, 2000, the Company is in compliance with the Agreements' financial covenants.

Long-term debt includes the following debt instruments at June 30, 2000 and December 31, 1999:


                                                                          June 30,           December  31,
                                                                            2000                 1999
                                                                            ----                 ----

          Term note payable                                            $ 2,803,333           $ 2,900,000
          Special accommodation advance                                  1,500,000                   -0-
          Capitalized lease obligations and other notes                    164,852                39,479
                                                                       -----------           -----------

              Total long-term debt                                       4,468,185             2,939,479

          Less current maturities                                       (1,007,054)             (232,811)
                                                                       -----------           -----------

          Long-term debt, less current maturities                      $ 3,461,131           $ 2,706,668
                                                                       ===========           ===========



NOTE 5 - TAXES ON INCOME

The current tax benefit computed for the three- and six-month periods ended June 30, 2000 and 1999 reflect the tax benefit associated with the amortization of non-deductible goodwill and other intangible assets during the same periods.

The Company has net operating loss carryforwards ("NOLs") of approximately $18,000,000, which expire at various dates between 2004 and 2019. Utilization of these NOLs is subject to annual limitations under current IRS regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the NOLs. Realization of net deferred tax assets associated with the NOLs is dependent upon generating sufficient taxable income prior to their expiration.


NOTE 6 - EARNINGS PER SHARE

Earnings per share ("EPS") for the three- and six-month periods ended June 30, 2000 and 1999 is as follows:


                                               For the Three-Month Period Ended June 30,
                                               -----------------------------------------
                                             2000                                    1999
                            ------------------------------------      ----------------------------------
                              Income                       Per          Income                      Per
                              (Loss)        Shares        Share         (Loss)       Shares        Share
                            (Numerator)  (Denominator)   Amount       (Numerator) (Denominator)   Amount
                            ----------   ------------   -------        ---------   -----------    ------
BASIC EPS:
Net income (loss)           $ (754,482)  12,612,069     $ (0.06)       $ 276,351    12,097,342    $ 0.02

EFFECT OF DILUTIVE SECURITIES:
Convertible promissory
notes                                                                      2,106       318,954      0.00
Options                                                                       -0-      743,272      0.00
                            ----------   ----------     -------        ---------    ----------    ------

DILUTED EPS:
Net income (loss) available
to common shareholders      $ (754,482)  12,612,069     $ (0.06)       $ 278,457    13,159,568    $ 0.02
                            ==========   ==========     =======        =========    ==========    ======



                                                For the Six-Month Period Ended June 30,
                                                ---------------------------------------
                                            2000                                      1999
                            -----------------------------------       ----------------------------------
                              Income                       Per          Income                      Per
                              (Loss)        Shares        Share         (Loss)       Shares        Share
                            (Numerator)  (Denominator)   Amount       (Numerator) (Denominator)   Amount
                            ----------   ------------   -------        ---------   -----------    ------
BASIC EPS:
Net income (loss)           $ (665,425)  12,608,750     $ (0.05)       $ 489,141     8,874,221    $ 0.06

EFFECT OF DILUTIVE SECURITIES:
Convertible promissory
notes                                                                     24,946     2,513,815     (0.01)
Options                                                                       -0-      479,715     (0.01)
                            ----------   ----------     -------        ---------    ----------    ------

DILUTED EPS:
Net income (loss) available
to common shareholders      $ (665,425)  12,608,750     $ (0.05)       $ 514,087    11,867,751    $ 0.04
                            ==========   ==========     =======        =========    ==========    ======


For the three month period ended June 30, 2000, 1,076,906 options and 197,678 warrants were outstanding but were not included in the computation of diluted EPS because the inclusion of these securities would have an antidilutive effect on loss per share during the three-month period ended June 30, 2000. These options expire on various dates between 2003 and 2010, and the warrants expire on October 2002. For the three-month period ended June 30, 1999, 478,856 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the exercise prices of the excluded options and warrants were greater than the average market price of the common shares during the period. These options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002.

For the six-month period ended June 30, 2000, 1,076,906 options and 197,678 warrants were outstanding but were not included in the computation of diluted EPS because the inclusion of these securities would have an antidilutive effect on loss per share during the six-month period ended June 30, 2000. These options expire on various dates between 2003 and 20010, and these warrants expire in October 2002. For the six-month period ended June 30, 1999, 865,747 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the exercise prices of the excluded options and warrants were greater than the average market price of the common shares during the period. These options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002.

In July 2000, the Company issued a total of 255,900 options. None of the newly issued options would have been included in the diluted EPS computation for the three- or six-month periods ended June 30, 2000 because of the antidilutive effect on loss per share during these periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

         The operations reflected in the Company's condensed statement of operations do not include the operations of A-OK Controls Engineering, Inc. which was acquired on June 30, 2000. A-OK Controls' operations will be included in the Company's consolidated operations beginning July 1, 2000.

THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 COMPARED WITH THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1999

         Net revenues for the three- and six-month periods ended June 30, 2000 decreased $2,091,000 (35.2%) and $2,659,000 (22.6%), respectively, to $3,858,000 and $9,096,000, respectively, compared to the same periods last year. The revenue decreases are primarily attributable to decreases in sales of bundled Industrial Control Computers under a major supply program with a major automotive company, and to a lesser extent, to decreases in sales of hardware and software through the Company's non-automotive channel. These decreases were partially offset by higher sales of repair and integration services. Management expects that net revenues for the last six months of 2000 will also decrease compared to the year earlier period, based on existing scheduled production releases, expected shipments under the current supply contract and the current backlog.

         Gross profit for the three- and six-month periods ended June 30, 2000 decreased $873,000 (47.3%) and $1,125,000 (30.3%), respectively, to $971,000 and
$2,588,000, respectively, compared to the same periods last year. Gross profit as a percentage of net revenues for the three- and six-month periods ended June 30, 2000 was 25.2% and 28.5%, respectively, compared to 31.0% and 31.6% in the same periods last year. The decreases in gross profit percentage resulted from the effect of fixed cost on lower revenues in the current periods and from a lower percentage of sales of higher margin bundled hardware/software products under the major supply program with a major automotive company in the current periods compared to the same periods last year. Management expects that gross profit margins will remain relatively constant throughout the year as the mix of sales in the remaining quarters of 2000 is expected to be similar to the sales mix experienced in the first six months of the year, based on the current backlog and forecasts.

         Product development expenses for the three- and six-month periods ended June 30, 2000 decreased $59,000 (30.8%) and $125,000 (32.6%), respectively, to
$133,000 and $258,000, respectively, compared to the same periods last year. The decrease is attributable to a smaller development staff and reduced development efforts in the current periods compared to a year ago. Management expects that product development expenses will increase slightly in the remaining quarters of 2000 as staff and development efforts are planned to increase above current levels to develop and release new products in 2000 and 2001.

         Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2000 increased $216,000 (16.4%) and $705,000 (27.7 %) to $1,534,000 and $3,248,000, respectively, compared to the comparable periods last year. The increase in selling, general and administrative expenses resulted primarily from increases in sales and marketing efforts during the current periods, offset in part by slightly reduced staff levels. Management expects that selling, general and administrative expenses will increase in the remaining quarters of 2000 because of an anticipated increase in marketing and sales activities, but that such expenses will decrease as a percentage of net revenues as net revenues are expected to increase by a greater amount than the expense increase for the remaining quarters of 2000.

         Interest expense for the three- and six-month periods ended June 30, 2000 increased $4,000 (6.7%) and decreased $170,000 (53.5%), respectively, to $72,000 and $148,000, respectively, compared to $68,000 and $317,000, respectively, for the comparable periods last year. The increase in the current three-month period results primarily from increased interest rates and the effect of a new capital lease. The decrease in the current six-month period resulted from lower average borrowing levels, primarily because of the reduction of line of credit borrowings in April 1999 following the April 6, 1999 capital infusion.

         Sundry income (expense) for the three- and six-month periods ended June 30, 2000 was $3,000 and $378,000 which resulted from of the sale of idle assets during the periods. Sundry expenses for the three- and six-month periods ended June 30, 1999 were not significant.


LIQUIDITY AND CAPITAL RESOURCES

Primary sources of liquidity are cash generated from operations and the Company's lines of credit. The Company's operations generated $943,000 of cash in the six-month period ended June 30, 2000, including the effect of changes in working capital items. The Company borrowed $1,500,000 from its bank on June 30, 2000 and also drew on its credit line in the amount of $2,163,000 to fund a portion of the cash required to acquire A-OK Controls on that date and to repay A-OK Controls' existing long-term debt. As of June 30, 2000, approximately $1,000,000 remains available under the Company's consolidated lines of credit, which availability is limited by a formula based on eligible accounts receivable, as defined in the line of credit agreements. Based upon the Company's existing working capital of approximately $1,690,000, forecasted revenue and expense levels and the line of credit availability, management believes that it has sufficient liquidity to satisfy its liabilities as they become due.


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

         "Item 2 - Management's Discussion and Analysis" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended, based on current management expectations. Actual results could differ materially from the forward-looking statements due to a number of uncertainties, including, but not limited to the decline of economic conditions in general and conditions in the automotive manufacturing industry in particular, a reduction in demand for the Company's products and services, the inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, reductions in product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures which result in materially reduced selling prices for the Company's products, raw material price increases, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, the ability of the Company to effectively integrate the operations of acquired companies, fluctuations in foreign exchange rates, the inability to attract or retain sales and/or engineering talent, changes in customer requirements, evolving industry standards and the amount of cash required at the closing date of the Company's acquisition candidate.



                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 30, 2000, in connection with the acquisition of 100% of the outstanding stock of A-OK Controls Engineering, Inc., the Company issued 604,186 shares of its Common Stock in a private placement transaction with A-OK Controls' sole shareholder, and paid $1,2750.000 in cash. The Company issued the Common Stock to an accredited investor, without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder. The Company relied upon this exemption based upon the limited number of purchasers, the provision of financial and other information concerning the Company to the purchasers, investment representations made by the purchaser, the lack of general solicitation, and actions taken by the Company to restrict resale of the securities without registration, including the placement of restrictive legends on the share certificate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2000, the Company held its Annual Meeting of Shareholders. There was one matter voted on, which was the election of directors. All director nominees were elected. The following table sets forth the results of the voting on election of directors.


                                   Votes           Votes
       Nominees                     For           Withheld         Total
       --------                     ---           --------         -----

  Joseph J. Fitzsimmons         9,772,417         25,095        9,797,512
  Stephen E. Globus             9,773,109         24,403        9,797,512
  James A. Nichols              9,773,109         24,403        9,797,512
  James H. Wicker               9,772,661         24,851        9,797,512




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein.

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEMATRON CORPORATION

                                    BY:

AUGUST 10, 2000                     /S/ MATTHEW S. GALVEZ
--------------------------------    --------------------------------------------
DATE                                MATTHEW S. GALVEZ, PRESIDENT & CEO
                                    (DULY AUTHORIZED OFFICER)

AUGUST 10, 2000                     /S/ DAVID P. GIENAPP
--------------------------------    --------------------------------------------
DATE                                DAVID P. GIENAPP, EXECUTIVE VICE PRESIDENT -
                                    FINANCE & ADMINISTRATION
                                    (CHIEF ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


Exhibit Number       Description of Exhibit


       2.1 Stock Purchase Agreement dated as of June 30, 2000 by and among the Ronald C. Causley, Trustee of the Ronald C. Causley Revocable Trust dated March 14, 1990, as amended, Ronald C. Causley, individually, and Nematron Corporation, together with
                Exhibits: a) Registration Rights Agreement by and between Ronald
                C. Causley, Trustee of Ronald C. Causley Revocable Trust dated March 14, 1990, as amended and Nematron Corporation; b) Employment Agreement between Ronald C. Causley and A-OK Controls Engineering, Inc. and c) Agreement not to Compete between Ronald
                C. Causley, A-OK Controls Engineering, Inc. and Nematron Corporation.

       4.1 Amended and Restated Loan and Security Agreement dated as of June 30, 2000, by and between Nematron Corporation and LaSalle Business Credit, Inc., as Lender, in the amount of $8,803,333.

       4.2 Loan and Security Agreement dated as of June 30, 2000, by and between Nematron Corporation and A-OK Controls Engineering, Inc. and LaSalle Business Credit, Inc., as Lender, in the amount of $3,000,000.

       27       Financial Data Schedule