Form 10-Q
period 2000-09-30
NEMATRON CORP
filed 2000-11-13
CIK 892832

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

                For the quarterly period ended SEPTEMBER 30, 2000


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

                      No par value Common Stock: 13,209,616
                   SHARES OUTSTANDING AS OF NOVEMBER 10, 2000

Transitional Small Business Disclosure Format:  [ ] YES    [X] NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                                   2000                   1999
                                                                                                (UNAUDITED)
                                                                ASSETS
Current Assets:
     Cash and cash equivalents                                                                 $    129,443           $    356,668
     Accounts receivable, net of allowance for doubtful
         accounts of $50,000 at September 30, 2000, and
         $122,000 at December 31, 1999                                                            5,829,919              5,014,028
     Inventories (Note 3)                                                                         2,314,230              1,671,648
     Prepaid expenses and other current assets                                                      248,556                163,895
                                                                                               ------------           ------------
              Total Current Assets                                                                8,522,148              7,206,239
Property and Equipment, net of accumulated depreciation
         of $6,566,241 at September 30, 2000 and $6,129,373
         at December 31, 1999                                                                     2,709,658              2,397,472
Other Assets:
     Software and related development costs, net of amortization of $2,567,611 at September 30, 2000, and $1,853,660
         at December 31, 1999                                                                     3,457,847              3,617,553
     Goodwill and other intangible assets, net of amortization
         of $2,485,467 at September 30, 2000 and $2,282,167
         at December 31,1999                                                                      3,070,789                861,375
                                                                                               ------------           ------------
              Net Other Assets                                                                    6,528,636              4,478,928
                                                                                               ------------           ------------
              Total Assets                                                                     $ 17,760,442           $ 14,082,639
                                                                                               ============           ============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable to bank (Note 4)                                                            $  2,813,163           $          0
     Accounts payable                                                                             1,580,136              1,757,381
     Deferred revenue and other accrued expenses                                                  1,922,000              2,281,176
     Current maturities of long-term debt (Note 4)                                                1,041,706                232,811
                                                                                               ------------           ------------
              Total Current Liabilities                                                           7,357,005              4,271,368
Long-Term Debt, less current maturities (Note 4)                                                  3,186,668              2,706,668
Deferred Tax Liability                                                                              102,600                135,000
                                                                                               ------------           ------------
              Total Liabilities                                                                  10,646,273              7,113,036
Stockholders' Equity:
     Common Stock, no par value, 30,000,000 shares authorized;
         shares issued and outstanding: 13,209,616 at September 30,
         2000 and 12,605,430 and at December 31, 1999                                            29,977,838             28,727,838
     Foreign currency translation adjustment                                                        (26,979)                 1,869
     Accumulated deficit                                                                        (22,836,690)           (21,760,104)
                                                                                               ------------           ------------
              Total Stockholders' Equity                                                          7,114,169              6,969,603
                                                                                               ------------           ------------
              Total Liabilities and Stockholders' Equity                                       $ 17,760,442           $ 14,082,639
                                                                                               ============           ============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE-AND NINE-MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999

                                             THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------------           -----------------------------------
                                                2000                   1999                 2000                   1999
                                            (UNAUDITED)            (UNAUDITED)           (UNAUDITED)            (UNAUDITED)
Net Revenues                               $  6,249,149           $ 10,479,734           $ 15,345,568           $ 22,234,769

Cost of Revenues                              4,685,406              7,250,587             11,193,431             15,292,275
                                           ------------           ------------           ------------           ------------

              Gross Profit                    1,563,743              3,229,147              4,152,137              6,942,494
Operating Expenses:
     Product development costs                  228,613                239,471                486,957                622,916
     Selling, general and
       administrative expenses                1,562,866              1,886,933              4,810,485              4,403,326
                                           ------------           ------------           ------------           ------------
     Total Operating Expenses                 1,791,479              2,126,404              5,297,442              5,026,242
                                           ------------           ------------           ------------           ------------
Operating Income (Loss)                        (227,736)             1,102,743             (1,145,305)             1,916,252
Other Income (Expense):
     Interest expense                          (205,087)               (85,202)              (352,712)              (433,690)
     Sundry income (expense)                     26,043                (16,813)               404,212                (14,291)
                                           ------------           ------------           ------------           ------------
     Total Other Income (Expense)              (179,044)              (102,015)                51,500               (447,982)
                                           ------------           ------------           ------------           ------------
Income (Loss) Before Taxes                     (406,780)             1,000,728             (1,093,805)             1,468,270
Income Tax Benefit
     (Expense) (Note 5)                          (4,383)                10,800                 17,217                 32,400
                                           ------------           ------------           ------------           ------------

Net Income (Loss)                          $   (411,163)          $  1,011,528           $ (1,076,588)          $  1,500,670
                                           ============           ============           ============           ============

Per Share Amounts (Note 6):
     Basic                                 $      (0.03)          $       0.08           $      (0.08)          $   0.15
                                           ============           ============           ============           ============
     Diluted                               $      (0.03)          $       0.08           $      (0.08)          $   0.14
                                           ============           ============           ============           ============
Weighted Average Shares
  Outstanding (Note 6):
     Basic                                   13,209,616             12,547,169             12,857,425             10,111,991
                                           ============           ============           ============           ============
     Diluted                                 13,209,616             13,240,687             12,857,425             10,624,599
                                           ============           ============           ============           ============

                      NEMATRON CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                      THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------          ---------------------------------
                                          2000             1999                     2000                 1999
                                      (UNAUDITED)      (UNAUDITED)               (UNAUDITED)           (UNAUDITED)
Net income (loss)                     $  (411,163)          $ 1,011,528          $(1,076,588)          $ 1,500,670
Other comprehensive income -
    equity adjustment from
    foreign translation                    (9,591)                8,148              (28,848)                8,803
                                      -----------           -----------          -----------           -----------
Comprehensive income (loss)           $  (420,754)          $ 1,019,676          $(1,105,436)          $ 1,509,473
                                      ===========           ===========          ===========           ===========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                      2000                  1999
                                                                                   (UNAUDITED)           (UNAUDITED)
Cash Flows From Operating Activities:
     Net income (loss)                                                             $(1,076,588)          $ 1,500,670
     Adjustments to reconcile net income (loss) to net cash flows from operating activities:
         Depreciation and amortization                                               1,394,828             1,782,729
         Deferred income tax benefit                                                   (32,400)              (32,400)
         Loss (gain) on disposal of property                                            (3,681)               53,200
         Changes in assets and liabilities that provided (used) cash, net of effects of acquisition:
              Accounts receivable                                                    2,246,715            (3,516,155)
              Inventories                                                             (642,581)              451,709
              Prepaid expenses and other current assets                                 56,068                98,114
              Accounts payable                                                        (245,372)            2,115,655
              Deferred revenue and other accrued expenses                             (803,284)            1,161,406
                                                                                   -----------           -----------
                  Net Cash Provided By Operating Activities                            893,705             3,614,928
                                                                                   -----------           -----------
Cash Flows From Investing Activities:
     Acquisition of A-OK Controls, net of cash acquired (Note 2)                    (2,851,722)                  -0-
     Additions to capitalized software development costs                              (554,244)             (347,081)
     Additions to property and equipment, net of minor disposals                      (160,347)             (101,958)
     Proceeds from disposals of property and equipment                                   2,749                19,317
                                                                                   -----------           -----------
                  Net Cash Used In Investing Activities                             (3,563,564)             (429,722)
                                                                                   -----------           -----------
Cash Flows From Financing Activities:
     Proceeds from long-term debt agreement                                          1,500,000                   -0-
     Net proceeds from sale of Common Stock and subscriptions                              -0-             3,020,000
     Increase (decrease) in note payable to bank                                     1,393,048            (2,715,457)
     Payment of trade notes payable                                                        -0-            (1,123,956)
     Payments of long-term debt                                                       (336,247)             (689,041)
     Payment of deferred financing fees                                                (85,319)             (102,000)
     Proceeds from exercise of stock options                                               -0-                20,000
                                                                                   -----------           -----------
                  Net Cash Provided By (Used In) Financing Activities                2,471,482            (1,590,454)
                                                                                   -----------           -----------
Foreign Currency Translation Effect on Cash                                            (28,848)                8,803
                                                                                   -----------           -----------
Net Decrease (Increase) In Cash and Cash Equivalents                                  (227,225)            1,603,555
Cash and Cash Equivalents at Beginning of Period                                       356,668               106,730
                                                                                   -----------           -----------
Cash and Cash Equivalents at End of Period                                         $   129,443           $ 1,710,285
                                                                                   ===========           ===========

Non-Cash Financing and Investing Activities:
     Fair value of assets acquired from A-OK Controls, including goodwill          $ 6,072,722
     Less liabilities assumed                                                       (1,977,000)
     Less Common Stock issued                                                       (1,250,000)
                                                                                   -----------
         Net cash paid for A-OK Controls (Note 2)                                  $ 2,851,722
                                                                                   ===========
     Conversion of stock subscriptions to Common Stock                                                   $ 1,500,000
     Conversion of promissory notes to Common Stock                                                        1,023,029
     Long-term debt and property decrease from purchase price adjustment                                      55,534
Supplemental Disclosures of Cash Flow Information:
     Cash paid for income taxes                                                    $    15,183
     Cash paid for interest                                                             69,280               441,755

                      NEMATRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Ltd., a United Kingdom corporation, Nematron Canada, Inc., a Canadian corporation, and NemaSoft, Inc., Imagination Systems, Inc. and A-OK Controls Engineering, Inc. ("A-OK Controls"), each of which is a Michigan corporation. All significant intercompany transactions and balances have been eliminated in consolidation. The Company acquired 100% of the outstanding equity of A-OK Controls effective at the close of business on June 30, 2000, and the results of operations of A-OK Controls are consolidated with Nematron beginning July 1, 2000 through the date of this report.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

The results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - ACQUISITION OF A-OK CONTROLS

On June 30, 2000, the Company completed its acquisition of A-OK Controls, a control systems design and integration company located in Auburn Hills, Michigan. Under the terms of the Stock Purchase Agreement, the Company acquired 100% of the outstanding shares of A-OK Controls in exchange for cash plus 604,186 shares of Nematron Common Stock issued to A-OK Controls' shareholder. These shares represent 4.6% of the total shares of Nematron Common Stock outstanding immediately after the acquisition.

The purchase price for A-OK Controls, including expenses incurred in connection with the acquisition, was approximately $4,165,000. The acquisition of A-OK Controls has been accounted for as a purchase and approximately $2,328,000 of goodwill, on a preliminary basis, has been recorded. A-OK Controls' former president and sole shareholder has entered into a three-year employment agreement to continue as president of A-OK Controls, and he has entered into an agreement not to compete with Nematron for the subsequent two-year period.

In addition to the cash required for a portion of the total purchase price, the Company also agreed to repay, on the acquisition date, A-OK Controls' long-term debt and accrued interest thereon as of the acquisition date. Accordingly, the Company advanced funds to A-OK Controls in the amount of approximately $2,436,000, and A-OK Controls extinguished its outstanding long-term debt and accrued interest thereon. The Company funded the cash requirements by borrowing under its lines of credit and a new long-term agreement, and by utilizing its existing cash reserves.

The allocation of the total purchase price to assets acquired and liabilities assumed as of the June 30, 2000 acquisition date were, on a preliminary basis, as follows:

                  Cash                                         $     64,000
                  Other current assets                            3,139,000
                  Equipment                                         611,000
                  Intangible assets, including goodwill           2,328,000
                  Current notes payable                          (1,420,000)
                  Other current liabilities                        (448,000)
                  Long-term debt                                   (109,000)
                                                                -----------
                        Total purchase price                     $4,165,000
                                                                 ==========

The following unaudited pro forma summary presents the Company's consolidated results of operations as if the acquisition of A-OK Controls had occurred on January 1, 1999, the earliest period presented in this Form 10-QSB. The following summary does not purport to be indicative of either what would have occurred had the acquisition of A-OK Controls actually been consummated at that date nor the Company's future results of operations:

                                           Three Months Ended                  Nine Months Ended
                                              September 30,                      September 30,
                                              -------------                      -------------
                                          2000            1999                2000           1999
                                          ----            ----                ----           ----
     Revenues                          $6,249,000     $13,231,000        $20,344,000    $30,392,000
     Net income (loss)                   (411,000)        916,000           (979,000)     1,988,000
     Income (loss) per share, diluted      (0.03)            0.07              (0.07)          0.18

NOTE 3 - INVENTORIES

Inventories consist of the following at September 30, 2000 and December 31, 1999:

                                                 September 30, 2000          December 31, 1999
                                                 ------------------          -----------------
      Purchased parts and accessories                $1,860,880                 $1,238,980
      Work in process                                    72,482                     24,008
      Finished goods, demonstration units
         and service stock                              380,868                    408,660
                                                     ----------                 ----------

          Total Inventory                            $2,314,230                 $1,671,648
                                                     ==========                 ==========

NOTE 4 - SHORT-TERM AND LONG-TERM DEBT

The Company and its subsidiaries, are parties to two loan and security agreements (the "Agreements") with a bank. The Agreements provide for two lines of credit totaling $9.0 million, a $2.9 million term loan and a $1.5 million special accommodation note used for the Company's acquisition of A-OK Controls. The Agreements are for a three-year term and may be extended for an additional one-year period at the option of the Company, unless the lender gives prior notice of termination.

The amounts available under the lines of credit are limited by borrowing formulas that allow for advances up to a maximum of the sum of 85% of eligible accounts receivable, less any amount of outstanding letters of credit issued by the Company. Amounts borrowed under the lines of credit facilities by the Company and its subsidiaries total $2,813,163 at September 30, 2000. Based upon the specified borrowing formulas, approximately $500,000 of the available lines is eligible for additional advances at September 30, 2000.

Amounts borrowed under the lines of credit bear interest at the prime rate plus 1.5% (11.0% at September 30, 2000). The lines of credit and the term loan are collateralized by substantially all assets of the Company and a mortgage on the Company's Ann Arbor facility.

The Agreements contain several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the Agreements also prohibit the payment of dividends, limit the amount of annual capital expenditures and include other restrictive covenants. Although the Company was not in compliance with the tangible net worth covenant contained in one of the Agreements as of September 30, 2000, the bank has issued a forebearance letter to the Company concerning this covenant violation. However, in such letter, the bank has specifically reserved its right to take any action permitted under the Agreements in the future without any notice to the Company. The bank and management are in the process of revising the Agreements which, among other things, change the tangible net worth covenant contained therein. As a condition of the bank making this change, the Company will be required by the bank to raise additional equity, and the Company has agreed to do so.

Long-term debt includes the following debt instruments at September 30, 2000 and December 31, 1999:

                                                                   September 30,         December  31,
                                                                       2000                  1999
                                                                       ----                  ----
Term note payable to a bank, interest rate at prime plus
  1.50%, payable in monthly installments of $16,111                 $ 2,755,000           $ 2,900,000
Special accommodation advance to a bank, interest at prime
  plus 3.00%, payable in monthly installments of $62,500              1,375,000                   -0-
Capitalized lease obligations and other notes                            98,374                39,479
                                                                    -----------           -----------
    Total long-term debt                                              4,228,374             2,939,479
Less current maturities                                              (1,041,706)             (232,811)
                                                                    -----------           -----------

Long-term debt, less current maturities                             $ 3,186,668           $ 2,706,668
                                                                    ===========           ===========

NOTE 5 - TAXES ON INCOME

The current tax benefit (expense) for the three- and nine-month periods ended September 30, 2000 and 1999 reflects the tax benefit associated with the amortization of non-deductible goodwill and other intangible assets during the periods, offset in the three-month period ended September 30, 2000 by a provision for income taxes related to the alternative minimum tax.

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

NOTE 6 - EARNINGS PER SHARE

Earnings per share ("EPS") for the three- and nine-month periods ended September 30, 2000 and 1999 is as follows:

                                            For the Three-Month Period Ended September 30,
                                            2000                                         1999
                            -----------------------------------       ------------------------------------
                              Income                       Per          Income                      Per
                              (Loss)        Shares        Share         (Loss)        Shares        Share
                            (Numerator)  (Denominator)   Amount       (Numerator)  (Denominator)   Amount
                            -----------  -------------   ------       -----------  -------------   ------
BASIC EPS:
Net income (loss)           $ (411,163)     13,209,616   $(0.03)      $ 1,011,528     12,547,169   $ 0.08
EFFECT OF DILUTIVE SECURITIES:
Options                             -0-             -0-    0.00               -0-        693,518     0.00
                            -----------  -------------   ------       -----------  --------------  ------
DILUTED EPS:
Net income (loss) available
to common shareholders      $ (411,163)     13,209,616   $(0.03)      $ 1,011,528      13,240,687  $ 0.08
                            ===========  =============   ======       ===========  ==============  ======

                                             For the Nine-Month Period Ended September 30,
                                             2000                                     1999
                            -------------------------------------------------------------------------------
                              Income                       Per            Income                      Per
                              (Loss)        Shares        Share           (Loss)        Shares       Share
                            (Numerator)  (Denominator)    Amount        (Numerator)  (Denominator)   Amount
                            -----------  -------------   --------       -----------  -------------   ------
BASIC EPS:
Net income (loss)           $(1,076,588)    12,857,425   $ (0.08)       $1,500,670      10,111,991   $ 0.15
EFFECT OF DILUTIVE SECURITIES:
Convertible promissory
notes                                                                       24,946                    (0.00)
Options                              -0-           -0-       0.00              -0-         512,607    (0.01)
                            ------------ -------------   --------       ----------   -------------   ------
DILUTED EPS:
Net income (loss) available
to common shareholders      $(1,076,588)    12,857,425   $ (0.08)       $1,500,670      10,624,599   $ 0.14
                            ============ =============   ========       ==========   =============   ======

For the three-month period ended September 30, 2000, 2,234,156 options and 197,678 warrants were outstanding but were not included in the computation of diluted EPS because the inclusion of these securities would have an antidilutive effect on loss per share during the period. These options expire on various dates between 2003 and 2010, and the warrants expire on October 2002. For the three-month period ended September 30, 1999, 204,370 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the exercise prices of the excluded options and warrants were greater than the average market price of the common shares during the period. These options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002.

For the nine-month period ended September 30, 2000, 2,234,156 options and 197,678 warrants were outstanding but were not included in the computation of diluted EPS because the inclusion of these securities would have an antidilutive effect on loss per share during the period. These options expire on various dates between 2003 and 2010, and these warrants expire in October 2002. For the nine-month period ended September 30, 1999, 803,346 options and 322,676 warrants were outstanding but were not included in the computation of diluted EPS because the exercise prices of the excluded options and warrants were greater than the average market price of the common shares during the period. These options expire on various dates between 2003 and 2009, and the warrants expire between February 2000 and October 2002.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Company acquired 100% of the outstanding equity of A-OK Engineering Controls, Inc. ("A-OK Controls") effective at the close of business on June 30, 2000. The results of operations of A-OK Controls are consolidated with Nematron beginning July 1, 2000 through the date of this report.

THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999

         Net revenues for the three- and nine-month periods ended September 30, 2000 decreased $4,231,000 (40.4%) and $6,889,000 (31.0%), respectively, to
$6,249,000 and $15,346,000, respectively, compared to the same periods last year. The revenue decreases are primarily attributable to decreases in sales of bundled Industrial Control Computers under a significant automation controls supply program with a major automotive company (the "major controls program"), and to a lesser extent, to decreases in sales of hardware and software through the Company's non-automotive sales and distribution channel. These decreases were partially offset by higher sales of repair and integration services, including $2,374,000 of service revenue from A-OK Controls for the three- and nine-month periods ended September 30, 2000. Management expects that net revenues for the fourth quarter of 2000 will also decrease compared to the year earlier period, based on existing scheduled production releases, expected shipments under the major supply contract and the current backlog.

         Gross profit for the three- and nine-month periods ended September 30, 2000 decreased $1,665,000 (51.6%) and $2,790,000 (40.2%), respectively, to
$1,564,000 and $4,152,000, respectively, compared to the same periods last year. Gross profit as a percentage of net revenues for the three- and nine-month periods ended September 30, 2000 was 25.0% and 27.1%, respectively, compared to 30.8% and 31.2% in the same periods last year. The decreases in gross profit percentage resulted from the effect of fixed cost on lower revenues in the current periods and from a lower percentage of sales of higher margin bundled hardware/software products under the major controls program in the current periods compared to the same periods last year. Management expects that gross profit margins will remain relatively constant throughout the year as the mix of sales in the fourth quarter of 2000 is expected to be similar to the sales mix experienced in the third quarter of 2000, based on the current backlog and forecasts.

         Product development expenses for the three- and nine-month periods ended September 30, 2000 decreased $11,000 (4.5%) and $136,000 (21.8%), respectively, to $229,000 and $487,000, respectively, compared to the same periods last year. The decrease is attributable to a smaller development staff and a shift in staff's efforts in the current periods compared to a year ago. Management expects that product development expenses will increase slightly in the fourth quarter of 2000 as staff and development efforts are planned to increase above current levels to develop and release new products in the near term.

         Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2000 decreased $324,000 (17.2%) and increased $407,000 (9.2%) to $1,563,000 and $4,810,000, respectively, compared to the comparable periods last year. The decrease in selling, general and administrative expenses in the current three-month period resulted from lower commissions and other sales costs, increased cost controls and staff reductions in response to lower revenues in the current period. The increase in selling, general and administrative expenses in the current nine-month period resulted primarily from increases in sales and marketing efforts during the first half of the year, offset in part by slightly reduced staff levels and sales commissions on lower revenue levels. Management expects that selling, general and administrative expenses will increase moderately in the fourth quarter of 2000 compared to the current quarter because of an anticipated increase in marketing and sales activities.

         Interest expense for the three- and nine-month periods ended September 30, 2000 increased $120,000 (140.7%) and decreased $81,000 (18.7%), respectively, to $205,000 and $353,000, respectively, compared to $85,000 and $434,000, respectively, for the comparable periods last year. The increase in the current three-month period results primarily from increased interest rates and new borrowings during the current period, arising primarily from funds borrowed to acquire A-OK Controls. The decrease in the current nine-month period resulted from lower average borrowing levels.

         Sundry income (expense) for the three- and nine-month periods ended September 30, 2000 was $26,000 and $404,000 that resulted primarily from the sale of idle assets during the periods. Sundry expenses for the three- and nine-month periods ended September 30, 1999 were not significant.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash generated from operations and the Company's lines of credit. The Company's operations generated $894,000 of cash in the nine-month period ended September 30, 2000, including the effect of changes in working capital items.

The Company is a party to two loan and security agreements (the "Agreements") with a bank. The Agreements provide for two lines of credit totaling $9.0 million, a $2.9 million term loan and a $1.5 million special accommodation note used for the Company's acquisition of A-OK Controls. The Agreements are for a term through November 12, 2002, and may be extended for an additional one-year period at the option of the Company, unless the lender gives prior notice of termination.

The amounts available under the lines of credit are limited by borrowing formulas that allow for advances up to an amount equal to 85% of eligible accounts receivable, less any amount of outstanding letters of credit issued by the Company. Amounts borrowed under the lines of credit facilities by the Company totaled $2,813,163 at September 30, 2000. Based upon the specified borrowing formulas, approximately $500,000 was eligible for additional advances under the lines of credit at September 30, 2000. Although the Company was not in compliance with the tangible net worth covenant contained in one of the Agreements as of September 30, 2000, the bank has issued a forebearance letter to the Company concerning this covenant violation. However, in such letter, the bank has specifically reserved it right to take any action permitted under the Agreements in the future without any notice to the Company. The bank and management are in the process of revising the Agreements which, among other things, change the tangible net worth covenant contained therein. As a condition of the bank making this change, the Company will be required by the bank to raise additional equity, and the Company has agreed to do so.

Amounts borrowed under the lines of credit bear interest at the prime rate plus 1.5% (11.0% at September 30, 2000). The lines of credit and the term loan are collateralized by substantially all assets of the Company and a mortgage on the Company's Ann Arbor facility.

The Company financed the cash portion of the purchase price for A-OK Controls on June 30, 2000 through borrowings under the lines of credit and refinanced A-OK Controls' existing long-term debt with a term loan from the line of credit bank. The Company has determined, however, that it is in the best interests of the Company to decrease its credit line borrowings by raising additional equity capital. Accordingly, the Company has reached an agreement in principle with a group of investors to purchase approximately 600,000 newly issued shares of the Company's common stock at the prevailing market price. Management expects that these shares will be sold by November 30, 2000.

The Company has signed a letter of intent to acquire Optimation, a registered engineering and system integration firm located in Rush, New York. This acquisition will be accomplished through an exchange of Nematron common stock for 100% of the outstanding stock of Optimation, and no cash will be required for the acquisition, which management expects to complete by November 30, 2000. Based upon the Company's existing working capital of approximately $1,165,000, the proceeds from the anticipated private placement, currently forecasted revenue and expense levels and the funds available under the Company's lines of credit, management believes that it will have sufficient cash resources to satisfy its liquidity needs in both the short and long term.


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

         "Item 2 - Management's Discussion and Analysis" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, which are based on current management expectations. Actual results could differ materially from the forward-looking statements due to a number of uncertainties, including, but not limited to the decline of economic conditions in general and conditions in the automotive manufacturing industry in particular, a reduction in demand for the Company's products and services, the inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions, changes in Company strategy, reductions in product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures which result in materially reduced selling prices for the Company's products, raw material price increases, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, the ability of the Company to effectively integrate the operations of acquired companies, fluctuations in foreign exchange rates, the inability to attract or retain sales and/or engineering talent, changes in customer requirements, evolving industry standards and the ability to consummate the acquisition of the Company's merger and acquisition candidates.


                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Effective June 30, 2000, coincident with the Company's acquisition of A-OK Controls Engineering, Inc., the Company failed to comply with the tangible net worth covenant contained in two Amended Loan and Security Agreements (the "Agreements") between the Company, A-OK Controls and LaSalle Business Credit. LaSalle was promptly informed of the covenant violation, and LaSalle responded to the Company with a letter of forbearance concerning this covenant violation. However, in such letter, the bank has specifically reserved its right to take any action permitted under the Agreements in the future without any notice to the Company. The bank and management are in the process of revising the Agreements which, among other things, change the tangible net worth covenant contained therein. As a condition of the bank making this change, the Company will be required by the bank to raise additional equity, and the Company has agreed to do so.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

(b) During the quarter ended September 30, 2000, the Company filed a report on Form 8-K dated as of July 10, 2000 reporting under Item 2 its acquisition of A-OK Controls Engineering, Inc. on June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEMATRON CORPORATION

                                    BY:

NOVEMBER 10, 2000                   /S/ MATTHEW S. GALVEZ
--------------------------------    --------------------------------------------
DATE                                MATTHEW S. GALVEZ, PRESIDENT & CEO
                                    (DULY AUTHORIZED OFFICER)

NOVEMBER 10, 2000                   /S/ DAVID P. GIENAPP
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