Form 10QSB/A
period 2000-09-03
NEMATRON CORP
filed 2000-11-14
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                                   2000                   1999
                                                                                                (UNAUDITED)
                                                                ASSETS
Current Assets:
     Cash and cash equivalents                                                                 $    129,443           $    356,668
     Accounts receivable, net of allowance for doubtful
         accounts of $50,000 at September 30, 2000, and
         $122,000 at December 31, 1999                                                            5,829,919              5,014,028
     Inventories (Note 3)                                                                         2,314,230              1,671,648
     Prepaid expenses and other current assets                                                      248,556                163,895
                                                                                               ------------           ------------
              Total Current Assets                                                                8,522,148              7,206,239
Property and Equipment, net of accumulated depreciation
         of $6,566,241 at September 30, 2000 and $6,129,373
         at December 31, 1999                                                                     2,709,658              2,397,472
Other Assets:
     Software and related development costs, net of amortization of $2,567,611 at September 30, 2000, and $1,853,660
         at December 31, 1999                                                                     3,457,847              3,617,553
     Goodwill and other intangible assets, net of amortization
         of $2,485,467 at September 30, 2000 and $2,282,167
         at December 31,1999                                                                      3,070,789                861,375
                                                                                               ------------           ------------
              Net Other Assets                                                                    6,528,636              4,478,928
                                                                                               ------------           ------------
              Total Assets                                                                     $ 17,760,442           $ 14,082,639
                                                                                               ============           ============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable to bank (Note 4)                                                            $  2,813,163           $          0
     Accounts payable                                                                             1,580,136              1,757,381
     Deferred revenue and other accrued expenses                                                  1,922,000              2,281,176
     Current maturities of long-term debt (Note 4)                                                4,228,374                232,811
                                                                                               ------------           ------------
              Total Current Liabilities                                                          10,543,673              4,271,368
Long-Term Debt, less current maturities (Note 4)                                                          0              2,706,668
Deferred Tax Liability                                                                              102,600                135,000
                                                                                               ------------           ------------
              Total Liabilities                                                                  10,646,273              7,113,036
Stockholders' Equity:
     Common Stock, no par value, 30,000,000 shares authorized;
         shares issued and outstanding: 13,209,616 at September 30,
         2000 and 12,605,430 and at December 31, 1999                                            29,977,838             28,727,838
     Foreign currency translation adjustment                                                        (26,979)                 1,869
     Accumulated deficit                                                                        (22,836,690)           (21,760,104)
                                                                                               ------------           ------------
              Total Stockholders' Equity                                                          7,114,169              6,969,603
                                                                                               ------------           ------------
              Total Liabilities and Stockholders' Equity                                       $ 17,760,442           $ 14,082,639
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

Long-term debt includes the following debt instruments at September 30, 2000 and December 31, 1999:

                                                                   September 30,         December  31,
                                                                       2000                  1999
                                                                       ----                  ----
Term note payable to a bank, interest rate at prime plus
  1.50%, payable in monthly installments of $16,111                 $ 2,755,000           $ 2,900,000
Special accommodation advance to a bank, interest at prime
  plus 3.00%, payable in monthly installments of $62,500              1,375,000                   -0-
Capitalized lease obligations and other notes                            98,374                39,479
                                                                    -----------           -----------
    Total long-term debt                                              4,228,374             2,939,479
Less current maturities                                              (4,228,374)             (232,811)
                                                                    -----------           -----------

Long-term debt, less current maturities                             $       -0-           $ 2,706,668
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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEMATRON CORPORATION

                                    BY:

NOVEMBER 14, 2000                   /S/ MATTHEW S. GALVEZ
--------------------------------    --------------------------------------------
DATE                                MATTHEW S. GALVEZ, PRESIDENT & CEO
                                    (DULY AUTHORIZED OFFICER)

NOVEMBER 14, 2000                   /S/ DAVID P. GIENAPP
--------------------------------    --------------------------------------------
DATE                                DAVID P. GIENAPP, EXECUTIVE VICE PRESIDENT -
                                    FINANCE & ADMINISTRATION
                                    (CHIEF ACCOUNTING OFFICER)