Form 10KSB
period 2000-12-31
NEMATRON CORP
filed 2001-03-27
CIK 892832

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the fiscal year ended DECEMBER 31, 2000 OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    -----------------    --------------

         Commission File Number:  0-21142
                              NEMATRON CORPORATION
                 (Name of small business issuer in its charter)

                    MICHIGAN                                      38-2483796
         (State or other jurisdiction                        (I.R.S. Employer
         of incorporation or organization)                   Identification No.)

                 5840 INTERFACE DRIVE, ANN ARBOR, MICHIGAN 48103
               (Address of principal executive offices) (Zip Code)

                                 (734) 214-2000
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class                 Name of Exchange on Which Registered
       -------------------                 ------------------------------------
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

         Issuer's revenues for its most recent fiscal year:  $20,420,752

         The aggregate market value of the voting stock held by non-affiliates as of March 23, 2001, computed by reference to the closing price of such stock on such date as quoted on The American Stock Exchange, was approximately $6,056,000. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 5% of the outstanding Common Stock are assumed to be affiliates.

         The number of shares outstanding of the issuer's Common Stock on March 23, 2001 was 13,969,616.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT [ ] Yes [ X ] No

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                    Part of Form 10-KSB Into
              Document                        Which the Document is Incorporated
              --------                        ----------------------------------
Portions of Definitive Proxy Statement
for the 2001 Annual Meeting of Shareholders               Part III
(the "2001 Proxy Statement")

================================================================================

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

         This item contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed below and in Part II, Item 6 "Management's Discussion and Analysis or Plan of Operation - Uncertainties Relating to Forward Looking Statements."


         CORPORATE HISTORY

         Nematron Corporation ("Nematron" or the "Company") was incorporated in Michigan in October, 1983. In 1986, the Company became a wholly owned subsidiary of Interface Systems, Inc. ("Interface"). On February 26, 1993, the Company became an independent publicly-traded company as a result of a spin-off from Interface, which was effected by the distribution of 100% of the shares of the Company on a pro rata basis to Interface's shareholders Between 1995 and 1997, the Company acquired four software development companies.

         During 2000, the Company completed the acquisition of A-OK Controls Engineering, a control systems design and integration company headquartered in Auburn hills, Michigan.

         The Company's principal executive offices are located at 5840 Interface Drive, Ann Arbor, Michigan 48103, and its telephone number is (734) 214-2000.


         GENERAL

         Nematron designs, manufactures and markets factory automation products, including computer hardware and software products. Its industrial computers and terminals are called Industrial Control Computers(TM) ("ICCs") and Industrial Workstations(TM) ("IWSs"), which are "ruggedized" computers with built-in displays, keyboards or other forms of operator interface. ICCs and IWSs are used by operators in industrial processing and in factory floor environments to monitor and control machine and cell level operations. Nematron's software products are sold to industrial users for direct machine control, supervisory control, operator interface and data acquisition and transmission.

         The primary focuses of ICCs and IWSs are on applications where the extremes of temperature, shock, vibration, high humidity, airborne contaminants, physical abuse or hard use require the use of equipment that has been specially designed to operate more reliably than commercial grade equivalents. The Company's industrial computer products are used in industrial manufacturing and process automation, specifically relating to direct machine control and operator-machine interface applications. The Company incorporates electronic technology and software in its ICCs and IWSs to satisfy a broad variety of customer applications. The applications may range from the replacement of traditional hardwired push buttons, lights and gauges that can be used with a single machine or local process, to advanced industrial computer-based systems that provide supervisory control, direct control and networking capabilities over a large number of machines.

         The Company has five main software products, all of which were developed by the Company or acquired in the past five years. These products, used in the industrial and factory automation work place, are marketed under the trade names OpenControl(TM), Hyperkernel(R), Paragon(TM), FloPro(R) and AutoNet(TM). Additionally, most of the Company's IWS products contain proprietary software embedded in the products as firmware that is not sold separately. All five shrink-wrap products can be run on Nematron's computers or those of most other manufacturers.

         The Company's OpenControl software product allows operators to leverage PC-based software packages, such as Windows NT and many popular Supervisory Control and Data Acquisition ("SCADA") and Human-Machine Interface ("HMI") programs. OpenControl allows the use of standard networking products and connectivity to the Internet or corporate-wide Intranet systems using a modular approach for open control architecture applications. Hyperkernel allows software developers to integrate highly deterministic real-time applications into Microsoft's Windows NT operating system and enables devices such as robots, process controllers and motion control systems to be configured as application servers on any standard network system. The Company's Paragon software product is a

SCADA package, which regulates control and management of process information. The Company's FloPro software product is a flowchart programming and direct machine control software product. The Company's AutoNet software product is a test and measurement server which allows for data acquisition and real time processing of data and for performing multiple functions at high speed.

         The Company has four primary locations - three in the United States and one in Europe. The Company's corporate headquarters are in Ann Arbor, Michigan and employees located there are responsible for computer assembly, customer service, product development, administration, finance, accounting, personnel, purchasing, marketing, corporate-wide sales and international business development. The Company's control design and integration business is headquartered in Auburn Hills, Michigan. Personnel located in Auburn Hills are responsible for the design of automation control systems and for integration of control systems at its customers' facilities. The Company's software development and software manufacturing are conducted at its Foxboro, Massachusetts office. Software engineers and other employees located in Foxboro are responsible for software product development, enhancement, maintenance, and reproduction of shrink-wrapped software. The Company's sales and support operations for the European marketplace are conducted in Waterlooville, Hampshire, The United Kingdom, through its Nematron Limited subsidiary. Located south of London, its principal functions are European sales, distribution management, application engineering, technical support and customer service. Nematron Limited is primarily operated as a cost center since allocation of gross product margins and operating and administrative expenses cannot be reasonably allocated to that entity or by region. The Company also maintains a sales office near Toronto, Canada and control system design and integration offices in Saginaw and Lansing, Michigan.


         PRODUCTS, MARKET AND COMPETITION

         COMPUTERS AND HARDWARE PRODUCTS

         The Company designs and manufactures operator terminals for reliable performance in harsh industrial environments. Its products range from simple and inexpensive programmable logic controllers and push button interfaces to sophisticated industrial control computers. Each operator terminal provides a display that shows the status of the process and a keyboard or a touch screen that allows personnel to control the process. These terminals all come in a rugged package that withstands extremes of temperature, humidity, vibration, shock, and electrical interference.

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

         Management believes, based on market research and reports of various research analysts, that a large segment of the existing PLC market will over many years migrate to PC-based control and operator interface solutions that eliminate the PLC. The resulting market for industrial PC-based products will expand significantly. In response to this evaluation of the market, the Company will place substantial emphasis on further enhancements to IWSs and ICC products as cost-effective replacements for existing, lower functionality, products that complement as well as replace PLCs.

         Many competitors participate in the industrial PC product market, most notably IBM, Allen-Bradley, Siemens and smaller companies, including low-cost producers in the Far East. Many segments in this market are highly price-sensitive, especially in environments where desktop type products perform adequately. As the market expands, numerous competitive offerings will probably appear, putting downward pressure on prices and gross profit margins. The Company intends to continue providing industrial PC products with unique and valued features for reliable operation in factories and other harsh environments.

         INDUSTRIAL PC PRODUCTS AND INDUSTRIAL CONTROL COMPUTER PRODUCTS

         THE ICC FAMILY OF PRODUCTS. The 5000, 6000 and 8000 series of ICCs were designed and developed by the Company in recent years and continue to be enhanced to keep abreast with the changing marketplace. ICC-5/6/8000 products offer Pentium III processors as well as processors that have been guaranteed by Intel to be available for years to come. They are shipped with display options from 10.4" to 15.0" as well as a screenless version, plus a motherboard featuring PCI/ISA bus architecture. The front panels of these units have integrated keypads and are rated UL Type 4/4X/12 (watertight and dust-tight) construction. Each of these models is UL safety rated and is certified to the CE Mark. Several unique and innovative features have been designed into the ICC family of products. These features include Nematron's patented hinged chassis and a system that automatically tracks product and application use variables that provides information concerning maintenance cycles and environmental usage. These units range in price from $4,500 to $13,000, varying primarily on the choice of display, processors, features and bundled software.

         THE i-SERIES PRODUCTS. The ICC-500i and 600i feature Celeron and Pentium processors with ISA passive backplane architecture and have the same high ratings as the ICC family products. These i-Series products are equipped with active matrix color displays, resistive touchscreen, two high-speed serial ports and two half-length ISA expansion slots. These units range in price from $4,500 to $10,000, varying primarily on the choice of display, processors, features and bundled software.

         THE e-SERIES PRODUCTS. The e-Series family of embedded industrial control computers gives users all the power of an Intel Celeron and Pentium III processor with the reliability and stability of embedded system technology. These e-Series products use non-rotating solid-state memory, allowing the products to be used without hard disks or other moving parts. These products run the Windows NT embedded operating system, and they may be bundled with Nematron or third party software products. These state-of-the-art embedded products feature an innovative hinged chassis with downward facing connections for easy cable routing and cabinet mounting. Additionally, Ethernet connectivity is standard and this allows seamless integration with other plant floor installations.

         DIGITAL MONITORS. Digital monitors, introduced to the marketplace in 1999, are made for harsh industrial environments that demand sharp, clear displays not available through analog products. Digital signals, taken directly from the computer with no translation, provide exceptional clarity with no loss of signal even when mounted up to ten meters from the computer. Digital monitors are engineered with ease of use and inexpensive and easy maintenance in mind. Using the patented hinged form chassis and an innovative clip-mounting system, initial installation and recurring maintenance is a snap. These products are NEMA 4/4X12 rated and have the customary UL, cUL and CE certifications for use worldwide. These products range in price from $3,000 to $4,000 depending upon options selected.

         FLEXBOX(TM). Nematron's Flexbox product is an industrial rack-mount, wall-mount or bench-top PC featuring rugged construction, an ISA/PCI motherboard, front panel access to device bays and power switches, and an auto-switching power supply. These modular computers, equipped with Pentium III and Celeron processors, are often integrated into systems that include Nematron flat panel monitors or into other configuration that do not require a monitor. FlexBox products range in price from $2,500 to $8,000, depending upon processors, hardware features and software options.

         Revenues from the sale of industrial PC products and ICC products amounted to approximately 40% and 70% of consolidated revenue in 2000 and 1999, respectively. The Company expects that revenue from this product category in 2001 will approximate the same rate as in 2000. No other single model or product family accounted for more than 15% of the Company's revenues during those periods.

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

         Sales of character-based PLC workstations and remote message unit products in each of 2000 and 1999 amounted to less than 10% of consolidated revenue. The Company expects a slow growth rate in this market segment in the next year based upon its market research. The growth rate could accelerate if the market embraces the concept of small footprint operating systems and languages that can communicate with Windows NT-based control software. The Company plans to increase its efforts to develop and market new embedded software products, enhance existing products and if necessary, acquire existing product lines from third parties.

         INDUSTRIAL GRAPHICS TERMINALS AND PROGRAMMABLE OPERATOR INTERFACE PRODUCTS

         Nematron's operator interface workstations, produced in some fashion since 1983, are used for push button replacement and PLC interface applications. The IWS-30 model is a low-cost unit with two-line alphanumeric displays and a ten-key membrane keypad. The IWS-110 and IWS-120 models feature 27-position keypads and four-line alphanumeric displays. These workstations connect with the most popular PLCs and PCs of most manufacturers. The IWS-200 features a graphical user interface that can be used to create pushbuttons, message and numeric displays, indicators, and bar and trend graphs. All IWS product front panels are NEMA 4/4X12 rated for use in harsh industrial environment.

         Because several dozen large and small companies offer competing products in this market, competition is intense. Every major PLC company competes in this market, either with its own designs or with private-labeled products. Significant competitors include Allen-Bradley, Siemens and Cutler-Hammer.

         Sales of industrial graphics terminals and programmable operator interface products in each of 2000 and 1999 amounted to less than 10% of consolidated revenue. The Company expects a decrease of approximately 10% per year in this market segment due to the anticipated availability of more sophisticated technology at lower costs.

         COMPUTER HARDWARE PARTS AND SERVICE

         The Company maintains an inventory of spare parts and service stock and employs trained service technicians and support personnel whose functions include technical advice regarding product applications, service and repair of returned hardware products. Revenues from the service and repair of industrial hardware products in each of 2000 and 1999 amounted to less than 10% of consolidated revenue. The Company expects that revenue from computer parts and service will represent less than 10% of consolidated revenues in 2001.

         SOFTWARE PRODUCTS

         The software products described below, all of which were acquired or developed by the Company since 1995, represent the cornerstone of the Company's shift in its strategic focus. Prior to 1995, the Company relied solely on sales of IWS products. Since 1995 the Company's strategy has been to position itself as a high value-added provider of bundled industrial PC hardware and Microsoft operating system-based software solutions. With the following software products and their continued enhancements, the Company now offers leading-edge industrial automation software. The Company's software products are used in the industrial and factory automation workplace around the world in a variety of unique and proven applications. Additionally, many of the IWS hardware products discussed above contain proprietary software embedded in the products as firmware that is not sold as a separate product. All shrink-wrap products may be run on Nematron's computers or on computers of most other manufacturers.

         Several large and small companies offer competing software products in this market and competition is intense. Many competitors market their own products or with private-labeled products, and such products perform the same functions as certain of the Company's products. Significant competitors include Intellution, Siemens and Wonderware.

         Revenues derived from of software product sales, including associated training and maintenance agreements, amounted to approximately 9% and 17% of the Company's consolidated revenue in 2000 and 1999, respectively. The Company expects that revenue from software products will represent approximately 10% of consolidated revenues in 2001.

         LOGIC CONTROL. OpenControl(TM) is Nematron's software product for programming and debugging machine control logic. It allows users to replace proprietary PLC technology with an open, Windows-based system, enabling enterprise-wide access to plant floor data. With a high degree of flexibility, intuitive programming and advanced troubleshooting features, OpenControl assists manufacturers and OEMs to significantly reduce development time and minimize life cycle costs. Because OpenControl operates on PCs, users can leverage applications and technology to improvements in price/performance ratios and to a workforce increasingly literate in PC technology. OpenControl utilizes intuitive flowchart programming tools that are a natural and visual way of describing and documenting machine control procedures. This approach encourages program simplicity and readability while offering users flexibility more machine throughput, reduced machine downtime and the ability to share factory data throughout the enterprise. With the recent introduction of a ladder logic editor, PLC users are able to transition easily to the latest direct machine control technology.

         OpenControl competes with several products offered by other companies in the soft logic marketplace, some of which are much larger than Nematron. The soft logic marketplace is an emerging market that is expected to grow significantly in the next several years as PCs and soft logic software programs replace PLCs and ladder logic software. Several of the Company's competitors license the technology upon which OpenControl is based. The OpenControl product has many advantages over its competitors: the software is self-documenting, it allows for more efficient programming, it costs less than many other products, it operates on open PC architecture, and it reduces plant down time through diagnostic messages and fast execution time.

         REAL-TIME SUBSYSTEM.: Hyperkernel(R) is Nematron's software product that allows software developers to integrate highly deterministic real-time applications into Microsoft's Windows NT operating system. This real-time subsystem enables devices, such as robots, process controllers and motion control systems, to be configured as application servers on any standard network system to ensure performance and reliability on mission-critical applications. The Hyperkernel product includes features such as high-speed timers, memory management, interrupt handlers, inter-process communication, file system services, task scheduling and prioritization.

         The technology provides true client/server capabilities for complex software applications. The Hyperkernel RTSS for the Windows NT operating system utilizes a sophisticated message-passing architecture for inter-process communications, which is the key difference between Hyperkernel and similar products developed to operate under DOS or Microsoft's Windows 3.1 operating systems.

         With the Hyperkernel product, development in a mainstream operating system architecture is now practical. Hyperkernel is offered as a stand-alone product directly on Nematron's web site and is also an integral part of the OpenControl software product.

         HMI/SCADA.: Paragon(R) is Nematron's software product for HMI (human-machine interface) and SCADA (supervisory control and data acquisition). Along with powerful HMI capabilities, Paragon performs very sophisticated control and management of process information, delivering high performance and reliability in networked applications with a scaleable database design. The open modular design and dynamic connectivity of Paragon simplify the integration into enterprise-wide networks. Paragon supports seamless cross-platform communication among operating systems from Windows NT to Windows 95 and OS/2 on the same network.


         FLOWCHART PROGRAMMING. The Company's soft logic software is called FloPro. FloPro is a flowchart programming system which executes from personal computers. FloPro is based upon the technology in Patent Number 4,852,047 "Continuous Flow Chart, Improved Data Format and Debugging System for Programming and

Operation of Machines." The programming system is used to create, debug, document and execute control applications in an open architecture environment. Its open system architecture allows operators to interface it concurrently with many different input/output systems, motion controllers, message units and RF tag/bar code systems. FloPro simplifies machine control system development by allowing the use of multiple flowcharts, each one handling a relatively simple task, thus allowing for the concurrent development of applications by a team of control engineers. These flowcharts communicate with each other in a multi-tasking environment, which means that the control application is easy to create and understand. Additionally, FloPro is self-documenting in that it is a programming language based on the flowcharts; there is no need to translate the flowcharts to ladder logic. The use of FloPro and a PC replaces the need for PLCs and ladder logic for machine control applications. FloPro is in use at several automotive component manufacturing facilities and controls thousands of machines involved in the manufacture of engines and transmissions.

         TEST AND MEASUREMENT. The Company's AutoNet software product, a test and measurement software, is sold to commercial and industrial companies primarily for use in a test cell environment. AutoNet allows for data acquisition and real time processing of high-speed data while performing multiple functions. AutoNet graphically displays real time information through a wide variety of configurable graphic instruments, trends and Cartesian plots. AutoNet performs real-time mathematical, statistical and trigonometric calculations for control, test sequencing, filtering and batch management of data. It features color-coded annunciation of alarm information, diagnostic files and automatic time stamps, and presents stored data in report, historical graphics or ad hoc queries. AutoNet competes with products offered by other companies, most notably Hewlett Packard and National Instruments. The AutoNet product is unique in that it is a real time operating system, which operates at a higher performance level than competitive products.

         SYSTEM DESIGN AND INTEGRATION SERVICES

         The Company provides a variety of services, including control system consulting and design services, application engineering and control system integration services, information technology integration and program support and management directly and through its A-OK Controls subsidiary. The Company's engineers are experienced in a range of projects, from single-cell applications to large-scale global control system implementations. In addition to its own staff, the Company contracts with certified system integrators and third parties with industry specialists to supplement Nematron's staff as necessary. Revenues derived from system integration services, amounted to 30% and 11% of the Company's consolidated revenue in 2000 and 1999, respectively. The Company expects that revenue from system integration services will represent approximately 30% of consolidated revenues in 2001. A-OK Controls competes with many other locally-based system integrators of similar or smaller size and capabilities.

         SALES CHANNELS

         Through 2000, the Company used three sales channels. The Company's primary sales channels were a network of high-tech industrial distributors and a corporate sales staff focused on major original equipment manufacturers ("OEMs") of industrial processing systems and machines and to other major end users. To a lesser extent, the Company markets certain products to private-label accounts that remarket Nematron's products primarily through their own networks of industrial electrical distributors. Beginning in 2001, the Company has begun to sell its products through manufacturer representative firms. This sales channel is jointly managed by Nematron and by managers of EXOR Electronic R&D, a Florida based controls manufacturing company that has employed that sales channel for a number of years.

         One distributor accounted for 13% and 30% of consolidated revenues in 2000 and 1999, respectively. This distributor resells products primarily to the automotive industry, OEMs and machine tool builders. No other private label, direct customer, or distributor accounted for more than 10% of total Company sales in 2000 or 1999. The ICC product family, including ICC products bundled with software products, accounted for approximately 18% and 70% of consolidated revenues in 2000 and 1999, respectively. No other single model or product family accounted for more than 15% of the Company's revenues during those periods.

         The Company's distributors are typically companies with non-exclusive written agreements that purchase inventory and resell it to their customers. In addition, distributors typically provide varying amounts of customer training, application engineering, and support. The Company has approximately 40 domestic distributor branches and approximately 25 distributor branches in 8 countries internationally. Prior to 2001, the Company employed regional sales managers covering major geographic regions of the United States and Europe and several sales managers who concentrate on key accounts nationwide. Beginning in 2001, the Company switched from a direct sales approach to one using manufacturing representation companies (totaling 15 entities) and its series of direct distributors. The Company continues to employ strategic account sales staff.

         MANUFACTURING, ASSEMBLY AND SUPPLY

         The Company performs final assembly and testing for most of its hardware products. The assembly process encompasses the assembly of sheet metal or plastic parts, keypads, displays, electronic circuit boards and other component parts into finished products. In addition, the Company performs some limited cable manufacturing and wave soldering, and assembles engineering prototypes for new products. During 2000, the Company subcontracted certain of the material acquisition and some of the assembly of certain high volume - low mix ICC products to two subcontractors, one located in South Carolina and one in the Czech Republic. Approximately 40% of 1999 consolidated revenues were derived from sales of products assembled by these two subcontractors. In 2000, however, less than 10% of consolidated revenues were derived from sales of products assembled by subcontractors, as the Company terminated its subcontract agreement with the South Carolina subcontractor concurrent with the completion in early 2000 of the Company's major OEM program. For products assembled in-house, the Company purchases substantially all components. It uses a number of independent firms for these purchases and is not materially dependent upon any third party that performs these services. Some specialized components used in the Company's products are currently purchased from single or limited sources of supply. The Company believes that the loss of one or more suppliers of standard components would not have a material long-term impact on its operations, as standard components may be obtained from a number of sources. For its specialized and unique components, but loss of one or more suppliers of standard specialized and unique components would have a near-term impact on operations would cause some production delays.

         In addition, the Company employs a variety of assembly and test equipment to reduce the cost of and ensure the quality of the designed and assembled products and components. The Company employs its environmental chambers and electronic instrumentation to certify that its products meet the severe industrial environments for which they are intended.

         PRODUCT DEVELOPMENT

         The Company maintains an active product development program and continues to supplement existing research and development capabilities through active recruiting of technical personnel and development of proprietary technology. The Company has a substantial product development staff, including electrical and electronic design engineers, mechanical design engineers, software design engineers, product managers, application engineers and directly associated staff members involved in technical documentation and product support. The Company also periodically employs the services of unrelated contract engineering companies on an as-needed basis. The Company also has assigned certain of its engineers to quality control to assure the long term quality and reliability of the Company's products. The Company conducts its software development activities in Foxboro, Massachusetts and its hardware development and quality control and testing activities testing in Ann Arbor, Michigan.

         The Company emphasizes product development and quality and the employment of highly skilled and motivated individuals in the product development and quality assurance areas. Management believes that its product development staff is an important factor in the Company's ability to compete in the markets in which its products are sold. During 2000 and 1999, the Company expended approximately $1.9 million and $2.1 million, respectively, for direct hardware and software product development and product design quality, including those costs capitalized under Statement of Financial Accounting Standards No.
86. The Company sponsored all of such costs. These amounts represented 9% and 7% of consolidated revenues in 2000 and 1999, respectively. The increase resulted primarily to the decrease in revenues in 2000 compared to 1999.

         INTELLECTUAL PROPERTY

         The Company's FloPro software product, which is sold as a separate product but is also the underlying technology incorporated into the Company's OpenControl product, is based upon the technology specified in a 17-year patent issued in 1989 for continuous flow chart, improved data formatting and a debugging system for programming and operations of machines. In 1997, the Company received a 20-year patent for a chassis hinged mechanism used on its ICC and certain other products. In 1999, the Company received a 20-year patent for a unique and effective method of logging and retrieving computer system parameters to assist with examining environmental variables, operating times and temperature ranges. In 2000, the Company received a 20-year patent for a front mounted chassis assembly for a display screen. The Company has no patents on other hardware products or computer software designs. The Company filed a patent application for its Hyperkernel real-time extension to Windows NT during fiscal 1996. The Company has an active technology committee that meets regularly with its patent counsel to review trademark and patent potential.

         In addition to trademarks on the trade names under which the Company does or did business, including Nematron, NemaSoft, Imagination Systems and Universal Automation, the Company also owns trademarks on certain of its products, including Industrial Workstation, OpenControl, Industrial Control Computers, Hyperkernel, Paragon, FloPro, AutoNet and PowerVIEW, FlexBox and QuickShip.

         The Company's software products are sold under licenses to use the products as specified in the underlying contract. Certain of the licenses for the use of the FloPro software product are site licenses for unlimited use of the master copy of the product in a specified building, plant or group of plants. Revenue from site licenses are not a significant source of revenue to the Company. The Company has licensed its soft logic technology to several unrelated companies under royalty arrangements and licenses. These arrangements and licenses have not been a significant source of revenue.

         EMPLOYEES

         The Company employs 172 full time employees as of December 31, 2000, including 149 in Michigan, 11 in Foxboro, Massachusetts, 8 in the United Kingdom, and 4 at other locations, primarily home offices of its sales staff. None of the Company's employees are represented by a collective bargaining unit, and the Company believes its employee relations are good.

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


ITEM 2.  DESCRIPTION OF PROPERTIES.

         The Company's headquarters and principal assembly facility is in Ann Arbor, Michigan in a two-story building containing a total of approximately 51,000 square feet of space. Of this space, approximately 6,400 square feet remain unfinished and available for future office or assembly expansion. This facility, located on approximately five acres of land, has been designed such that further expansion of up to 20,000 square feet may be accommodated. The Ann Arbor facility was designed and built to the Company's specifications and is Company owned. A mortgage on the property comprises a portion of the security for the Company's bank line of credit and term loans from LaSalle Business Credit.

         The Company's Auburn Hills, Michigan facility consists of approximately 50,000 square feet of leased space in a single tenant office building. The operating lease is non-cancelable through May 2008.

         The Company's Foxboro, Massachusetts's facility consists of approximately 4,600 square feet of leased space in a three-story office building. The operating lease is non-cancelable through June 2001.

         The Company's Waterlooville, United Kingdom facility consists of 2,100 square feet of leased space in a three-story office building. The operating lease is non-cancelable through December 2009.

         The Company's Saginaw, Michigan facility consists of 5,000 square feet of leased space in a three-story office building. The operating lease is non-cancelable through January 2009.

         The Company's Lansing, Michigan facility consists of 1,550 square feet of leased space in an office building. The operating lease is non-cancelable through March 2003.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any legal proceedings other than routine, non-material litigation incidental to the business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

              The Company's Common Stock is listed on The American Stock Exchange (the "AMEX") under the symbol NMN, and began trading on that exchange on November 23, 1999. Prior to January 20, 1999, the Company's Common Stock was traded on the Nasdaq Stock Market's National Market under the symbol NEMA. On January 21, 1999, the Company's Common Stock was delisted from the National Market for failing to maintain the National Market's minimum tangible net worth criteria. On that date, the Common Stock began trading on the Over-The-Counter Bulletin Board (the "OTC BB") under the symbol NEMA, and remained on the OTC BB until November 22, 1999 when it became listed for trading on the AMEX. The following table sets forth, for the periods indicated, the closing price on the AMEX and the National Market or the bid price on the OTC BB covering the periods during which the Common Stock was traded thereon. The quotations on the OTC BB reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                     1999                   High              Low
                     ----                   ----              ---
                First Quarter               $1.97            $1.00
                Second Quarter               3.13             2.00
                Third Quarter                4.72             2.00
                Fourth Quarter               4.50             2.38

                     2000                   High               Low
                     ----                   ----               ---
                First Quarter               $3.87            $2.00
                Second Quarter               2.75             1.94
                Third Quarter                2.00             1.31
                Fourth Quarter               1.69             0.50

         There are approximately 825 holders of record of the Company's Common Stock as of March 15, 2001.

         The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Certain Company bank financing covenants prohibit the payment of dividends. See the Long-Term Debt footnote of the Notes to Consolidated Financial Statements.

         In December, 2000, the Company issued 760,000 shares of its Common Stock in a private placement transaction for a total of $914,000 in cash. The Company issued the Common Stock to accredited investors without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon
Section 4(2) of the Act and Regulation D promulgated thereunder. The Company relied upon this exemption based upon the limited number of purchasers, the provision of financial and other information concerning the Company to the purchasers, investment representations made by the purchasers, the lack of general solicitation, and actions taken by the Company to restrict resale of the securities without registration, including the placement of restrictive legends on the share certificates.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, with respect to expectations for future periods which are subject to various uncertainties explained herein and in "Management's Discussion and Analysis or Plan of Operation - Uncertainties Relating to Forward Looking Statements."

OVERVIEW

         Management's operating strategy is to incorporate its software products into the Company's hardware product offerings and to vertically integrate its product offerings to include both hardware and software products used in the industrial automation marketplace. Additionally, the Company intends to expand its product offerings to include additional design and system integration services as well as products complimentary to its existing product offerings. The Company's marketing and sales efforts to existing and new customers include stand-alone computers, software products, bundled products and automation design and integration services. The Company intends to continue its shift of business away from dominance by computer hardware sales, and will pursue the development of new software products and the enhancement of current software products. Additionally, the Company has identified new markets for its products, and will pursue new business from customers which offer the greatest likelihood of large unit volume. Management anticipates significant growth in the industrial software marketplace and intends, through concentrated development and aggressive marketing and sales efforts, to capture an increasing percentage of that market.


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net revenues decreased to $20,421,000 in 2000 compared to $29,772,000 in 1999. This represents a decrease of $9,351,000, or 31.4%, compared to the 1999 level. Revenues decreased primarily because of a combination of sales declines related to computer hardware and software, offset by revenue increases from control design and system integration services and, to a lesser extent, by revenue increases from repair services. Sales of bundled system and hardware products declined by $13,225,000 and sales of software products declined by $1,790,000 in 2000 compared to 1999, primarily because of the expiration of a major supply program for bundled products, hardware and related software that was delivered to OEMs. Revenues from the major supply program accounted for $13.2 million in 1999 and fell to $3.0 million in 2000 during which the contract expired. Additionally, revenues from distributors declined by $1,300,000 in 2000 compared to 1999, and revenues from three large customers declined by $900,000 as such customers experienced slow-downs in their businesses. Offsetting the decreases in revenues from bundled system, hardware and software products was an increase in revenues from repair services by $140,000 in 2000 compared to 1999, and from revenues generated by control design and system integration services, including revenues from the Company's wholly owned subsidiary, A-OK Controls, which the Company acquired on June 30, 2000. Control design and system integration services increased $5,525,000 in 2000 compared to 1999, including $4,790,000 of revenues generated by A-OK Controls during the six-month period ended December 31, 2000.

         Foreign revenues decreased to $5,339,000 in 2000 compared to $11,999,000 in 1999 primarily because of the decrease in sales made to foreign-based OEMs under the major program discussed above. Domestic revenues decreased to $15,082,000 in 2000 compared to $17,773,000 in 1999 also because of the decrease in sales made to domestic-based OEMs under the same program, but offset in part by increases in control design and system integration services, including those revenues generated by A-OK Controls.

         Management believes that revenues will increase in 2001 as a result of increased marketing and sales efforts and the use of manufacturing representative firms for its non-strategic sales efforts in 2001 compared to using a direct sales staff in 2000. Additionally, management expects that revenues from control design and system integration services will increase as a result of including A-OK Controls operations for twelve months in 2001 compared to including A-OK Control's revenues only for the six-month period from the date of A-OK Controls acquisition in 2000.

         Cost of revenues includes costs related to raw materials and component parts, direct assembly labor, hardware design engineering labor, control system and integration services labor, overhead, amortization of capitalized software costs, provisions for warranty costs on products sold, provisions for excess and obsolete inventory and other direct and indirect costs of these departments and activities. Cost of revenues increased to 75.4% of revenues in 2000 compared 67.1% in 1999. The increase results primarily from the decrease in revenues and the adverse change in product mix resulting from the expiration of the major OEM program in 2000 and the decrease in higher margin software sales. The decrease in revenues resulted in a smaller revenue base over which to spread Company's fixed costs. In addition, a significant portion of the sales in the major OEM program during 1999 represented sales of higher margin bundled systems. The margin deterioration was partially offset by the increase in higher margin control design and system integration services. Management expects that the change in product mix in 2001 towards an increased percentage of control system and integration services will cause margins to improve moderately in 2001.

         Product development expenses decreased by $122,000 to $672,000 in 2000 compared to $794,000 in 1999. This represents a decrease of 15.4% from the 1999 level and results from a more efficient and effective development staff in 2000 compared to 1999. Management expects that product development expenses will increase in 2001 compared to 2000 because the Company plans to hire additional staff to enhance its existing software products.

         Selling, general and administrative expenses decreased to $6,456,000 in 2000 compared to $6,471,000 in 1999. This represents a decrease of $14,000, or 0.2% from the 1999 level and results from a staff reduction, lower discretionary spending for advertising, and lower sales commissions, partially offset by increases in general and administrative costs arising from the A-OK Controls acquisition in mid-year. Without the addition of the A-OK costs, selling, general and administrative expenses would have decreased by $735,000 in 2000 compared to 1999, and such amount represents a 11% decrease compared to the 1999 level. Decreased revenue levels caused management to reduce staff levels and to decrease discretionary spending. Management expects that selling, general and administrative expenses will increase in 2001 compared to 2000 because of increases in marketing and sales efforts, increased sales commissions from higher revenue levels and the inclusion of a full year of expenses relating to the A-OK Controls operation.

         Interest expense increased to $563,000 in 2000 compared to $524,000 in 1999. This represents an increase of $39,000, or 7.4%, over the 1999 level. The increase results from higher average borrowing levels in 2000 compared to 1999 and higher interest rates. Management expects that interest expense will continue to increase in 2001 because of the financing needs it forecasts for 2001, caused in part by the losses the Company incurred in 2000.

         Other income (expense) - net totaled $449,000 of income in 2000 compared to $26,000 of expense in 1999. The income in 2000 results primarily from the sale in the first quarter of 2000 of a domain name that the Company did not use, and to a lesser extent, from rentals to third parties of office space at the A-OK Controls facility. The other expense in 1999 resulted from sundry transactions, none of which were significant.


LIQUIDITY AND CAPITAL RESOURCES

         Primary sources of liquidity are cash generated from operations, the Company's $9.0 million line of credit and two term loans totaling $3.9 million at December 31, 2000. The Company's operations generated $1,012,000 in cash during 2000, primarily as a result of changes in working capital and the noncash depreciation and amortization charges to operations, offset in part by the $1.9 million loss from operations. During 2000, the Company used $3.2 million of cash in connection with its acquisition of A-OK Controls, $864,000 of cash for additions to fixed assets and capitalized software development costs, and $668,000 of cash for debt repayments and financing costs. Primary sources of cash in 2000 were $914,000 from a private placement of common stock completed in December, $1,500,000 from a term note with the Company's senior bank lender, and $639,000 from credit line borrowings.

         In June 2000 the Company modified its existing Loan and Security Agreement with LaSalle Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement provides for a $2.9 million term loan with interest at the prime rate plus 1.5%, a $1.5 million term loan with interest at the prime rate of interest plus 3.0%, and a $9.0 million revolving line of credit with interest at the prime rate plus 1.5% (11.0% effective rate at December 31, 2000). The line of credit borrowings are limited by a borrowing formula that allows for advances up to 85% of eligible accounts receivable. The $2.9 million term loan requires monthly principal payments of $16,100, plus a mandatory quarterly prepayment of "Excess Cash Flow", as defined in the Credit Agreement. The $1.5 million term loan requires monthly principal payments of $62,500. As of December 31, 2000, the Company had borrowed $2,059,000 of its revolving credit facility and $3,894,000 under its term loans. Based upon the borrowing formula, an additional $727,000 may be borrowed as of December 31, 2000.

         Borrowings under the Credit Agreement are secured by substantially all of the Company's assets and guaranteed by its domestic subsidiaries and their assets. Borrowings under the Credit Agreement are due in full on November 12, 2002, but the due date may be extended for an additional one-year period unless the lender has given prior notice of termination to the Company. The Credit Agreement includes various affirmative and negative covenants limiting the Company's ability to take certain actions, including the payment of cash dividends, requiring the Company to maintain specified levels of tangible net worth, debt service coverage and interest coverage, and limiting capital expenditures and software development expenditures to specified levels.

         The Company is not in compliance with the tangible net worth, debt service and interest coverage financial covenants contained in the Credit Agreement. The lender has issued a forbearance letter to the Company concerning these covenant violations. However, in such letter, the lender has specifically reserved its right to take any action permitted under the Credit Agreement and related agreements in the future without any notice to the Company. The lender and management are discussing management plans to cure the defaults, including, without limitation, a capital infusion by accredited investors. This capital infusion, if successful, may cure the tangible net worth covenant, but it will not cure the debt service and interest coverage covenants. Management is hopeful, however, that a successful capital infusion will cause the lender to continue its forbearance. In view of the continuing default, the Company has classified all indebtedness to the lender as current liabilities.

         Management can offer no assurance that the private placement of securities will be successful, nor if the private placement occurs, that the equity raised will be sufficient persuade the bank to continue its forbearance on calling the debt because of the continuing covenant violations. If the private placement is not successful, the Company will not have sufficient liquidity to satisfy its liabilities and obligations as they become due and it may be forced to curtail its operations.

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

         "Item 6. Management's Discussion and Analysis or Plan of Operation" and other parts of this Form 10-KSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:
               Uncertainties discussed elsewhere in "Management's Discussion and Analysis or Plan of Operation" and in "Description of Business" above;
               The potential inability to raise equity or debt financing in a sufficient amount to sustain operations and allow management to execute its strategies;
               The potential inability to modify bank covenants or continue the lender's forbearance exercising its remedies;
               The decline of economic conditions in general and conditions in the automotive manufacturing industry in particular;
               A reduction in demand for the Company's products and services; The inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions; Changes in Company strategy;
               The potential inability of the Company to utilize the new manufacturers representative sales channel to increase sales over prior year levels;
               Reductions in product life cycles; Competitive factors (including the introduction or enhancement of competitive products);
               Pricing pressures that may result in materially reduced selling prices for the Company's products; Component price increases; Delays in introduction of planned hardware and software products; Software defects and latent technological deficiencies in new products;
               Unforeseen increases in operating expenses;
               Adverse fluctuations in foreign exchange rates; The inability to attract or retain sales and/or engineering talent;
               Changes in customer requirements; and Evolving industry standards.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the Company's 2001 Proxy Statement under the captions "Election of Directors" (excluding the Report of the Audit Committee) and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's 2001 Proxy Statement under the caption "Executive Compensation."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the Company's 2001 Proxy Statement under the caption "Certain Relationships and Related Transactions."


ITEM 13. EXHIBITS REPORTS ON FORM 8-K.

         (a) The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section, which follows the financial section of this report) and are incorporated herein by reference.

         (b) The Company filed the following current reports on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                  Form 8-K/A, dated October 23, 2000 and filed October 26, 2000, as an amendment to a Form 8-K filed July 14, 2000 reporting the Company's acquisition of A-OK Controls Engineering, Inc. The amendment contained the following pro forma financial statements of the Company: Pro Forma Unaudited Consolidated Statement of Operations for the year ended December 31, 1999, Pro Forma Unaudited Consolidated Statement of Operations for the six months ended June 30, 2000 and Notes to Pro Forma Unaudited Consolidated Financial Information. The amendment also contained the following financial statements of A-OK Controls Engineering, Inc.: Balance Sheet as of November 30, 1999, Statement of Operations for the year ended November 30, 1999 and the seven months ended June 30, 2000 (unaudited), Statement of Stockholder's Equity for the year ended November 30, 1999 and the seven months ended June 30, 2000 (unaudited), Statement of Cash Flows for the year ended November 30, 1999 and the seven months ended June 30, 2000 (unaudited), and Notes to Financial Statements.

                  Form 8-K, dated November 14, 2000 and filed November 21, 2000, reporting information under Item 5 and containing no financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES

                                Table of Contents



                                                                           Page

Report of Independent Certified Public Accountants                          18

Consolidated Balance Sheet as of December 31, 2000                          19

Consolidated Statements of Operations for the years ended
     December 31, 1999 and 2000                                             20

Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 1999 and 2000                                             21

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999 and 2000                                            22-23

Notes to Consolidated Financial Statements                                 24-39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



THE BOARD OF DIRECTORS
Nematron Corporation:

We have audited the accompanying consolidated balance sheet of Nematron Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nematron Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the two years ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered a loss from operations in 2000, has experienced cash flow difficulties and is in default of its loan agreement with its primary bank lender. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Grant Thornton LLP

February 28, 2001
Southfield, Michigan

                      NEMATRON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2000

                             ASSETS (NOTES 6 AND 8)
Current assets:
      Cash and cash equivalents                                                                          $     74,712
      Accounts receivable, net of allowance for doubtful accounts of $78,000                                5,407,593
      Inventories (Note 5)                                                                                  1,956,255
      Prepaid expenses and other current assets                                                               315,556
                                                                                                         ------------
                Total current assets                                                                        7,754,116
Property and equipment:
      Land                                                                                                    117,000
      Building and improvements                                                                             2,292,685
      Equipment                                                                                             6,837,434
                                                                                                         ------------
                                                                                                            9,247,119
      Less accumulated depreciation                                                                        (6,703,078)
                                                                                                         ------------
                Net property and equipment                                                                  2,544,041
Other assets:
      Software and related development costs, net of accumulated amortization of $2,805,592 (Note 3)        3,369,660
      Other intangible assets, net of accumulated amortization of $2,589,652 (Notes 3 and 4)                3,212,345
                                                                                                         ------------
                Net other assets                                                                            6,582,005
                                                                                                         ------------

                Total assets                                                                             $ 16,880,162
                                                                                                         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Note payable to bank (Note 6)                                                                      $  2,059,318
      Accounts payable                                                                                      1,642,039
      Deferred revenue and other accrued liabilities                                                        2,011,825
      Current maturities of long-term debt (Note 8)                                                         3,953,908
                                                                                                         ------------
                Total current liabilities                                                                   9,667,090
Commitments and contingencies (Note 13)                                                                          --
Stockholders' equity (Notes 4 and 7):
      Common stock, no par value; 30,000,000 shares authorized; 13,969,616 shares outstanding              30,892,089
      Accumulated comprehensive income (loss)                                                                  (1,606)
      Accumulated deficit                                                                                 (23,677,411)
                                                                                                         ------------
                Total shareholders' equity                                                                  7,213,072
                                                                                                         ------------

                Total liabilities and stockholders' equity                                               $ 16,880,162
                                                                                                         ============

 See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000


                                                                YEAR ENDED DECEMBER 31,
                                                            ------------------------------

                                                                1999              2000
                                                            ------------      ------------

Net revenues (Notes 14 and 15)                              $ 29,772,129      $ 20,420,752

Cost of revenues                                              19,991,704        15,388,939
                                                            ------------      ------------

                Gross profit                                   9,780,425         5,031,813

Operating expenses:
      Product development costs                                  794,207           672,052
      Selling, general and administrative expenses             6,471,046         6,456,709
                                                            ------------      ------------

                Total operating expenses                       7,265,253         7,128,761
                                                            ------------      ------------

                Operating income (loss)                        2,515,172        (2,096,948)

Other income (expense):
      Interest expense                                          (523,839)         (562,756)
      Sundry income (expense), net                               (25,883)          449,167
                                                            ------------      ------------

                Total other expense                             (549,722)         (113,589)
                                                            ------------      ------------

                Income (loss) before income tax benefit        1,965,450        (2,210,537)

Income tax benefit, net (Note 9)                                  43,200           293,230
                                                            ------------      ------------

                Net income (loss)                           $  2,008,650      $ (1,917,307)
                                                            ============      ============

Income (loss) per share (Note 10):
      Basic                                                 $       0.19      $      (0.15)
                                                            ============      ============
      Diluted                                               $       0.18      $      (0.15)
                                                            ============      ============












 See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                                 ACCUMULATED
                                                       COMMON STOCK             COMPREHENSIVE
                                              ------------------------------       INCOME         ACCUMULATED
                                                 SHARES           AMOUNT         ADJUSTMENT         DEFICIT              TOTAL
                                              ------------     -------------    ------------     -------------       --------------

 Balance, January 1, 1999                        5,353,316      $ 24,664,809    $     (7,134)    $ (23,768,754)      $      888,921
 Conversion of convertible promissory
     notes and accrued interest thereon
     to Common Stock (Note 7)                    4,092,114         1,023,029                                              1,023,029
 Private placement of Common Stock
     (Note 6)                                    3,080,000         3,020,000                                              3,020,000
 Exercise of options (Note 7)                       80,000            20,000                                                 20,000
 Comprehensive income:
     Net income for the year ended
        December 31, 1999                                                                            2,008,650            2,008,650
     Foreign currency translation
        adjustment                                                                     9,003                                  9,003
                                                                                ------------     -------------       --------------
              Total comprehensive income                                               9,003         2,008,650            2,017,653
                                              ------------     -------------    ------------     -------------       --------------
 Balance, December 31, 1999                     12,605,430      $ 28,727,838    $      1,869     $ (21,760,104)      $    6,969,603

 Shares issued in exchange for equity
     of A-OK Controls Engineering, Inc.
     (Note 4)                                      604,186         1,250,000                                              1,250,000
 Private placement of common stock
     (Note 7)                                      760,000           914,251                                                914,251
 Comprehensive income:
     Net loss for the year ended
        December 31, 2000                                                                           (1,917,307)          (1,917,307)
     Foreign currency translation
        adjustment                                                                    (3,475)                                (3,475)
                                                                                ------------     -------------       --------------
              Total comprehensive loss                                                (3,475)       (1,917,307)          (1,920,782)
                                              ------------     -------------    ------------     -------------       --------------

 Balance, December 31, 2000                     13,969,616      $ 30,892,089    $     (1,606)    $ (23,677,411)      $    7,213,072
                                              ============     =============    ============     =============       ==============





See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                                          Year Ended December 31,
                                                                                       ----------------------------
                                                                                          1999             2000
                                                                                       -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                                 $ 2,008,650      $(1,917,307)
     Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
           Depreciation                                                                  1,003,515          624,237
           Amortization                                                                  1,174,672        1,260,433
           Loss on disposal of property and equipment                                       61,094           10,400
           Gain on the sale of domain name                                                    --           (375,000)
           Deferred income tax benefit                                                     (43,200)        (291,000)
           Changes in assets and liabilities that provided (used) cash:
               Accounts receivable                                                      (3,014,128)       2,955,257
               Inventories                                                                 212,687         (284,607)
               Prepaid expenses and other current assets                                   141,415          (10,933)
               Accounts payable                                                            347,736         (183,470)
               Deferred revenue and other accrued liabilities                              908,617         (776,330)
                                                                                       -----------      -----------
                   Net cash provided by (used in) operating activities                   2,801,058        1,011,680
Cash flows from investing activities:
     Acquisition of A-OK Controls Engineering, Inc., net of cash acquired (Note 4)            --         (3,189,586)
     Additions to capitalized software development costs                                  (603,688)        (704,040)
     Additions to property and equipment                                                  (175,325)        (160,267)
     Proceeds from sale of domain name                                                        --            375,000
     Proceeds from disposals of property and equipment                                      19,316            3,255
                                                                                       -----------      -----------
                   Net cash used in investing activities                                  (759,697)      (3,675,638)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                              3,020,000          914,251
     Borrowings under long-tern debt agreements                                          2,900,000        1,500,000
     Proceeds from exercise of options and warrants                                         20,000             --
     Repayments of long-term debt                                                       (3,673,544)        (607,433)
     Net borrowings (repayments) under bank line of credit                              (2,715,457)         639,204
     Repayments of trade notes payable                                                  (1,123,956)            --
     Additions to other intangible assets                                                 (227,469)         (60,545)
                                                                                       -----------      -----------
                   Net cash provided by (used in) financing activities                  (1,800,426)       2,385,477
Foreign currency translation effect on cash                                                  9,003           (3,475)
                                                                                       -----------      -----------
Net increase (decrease) in cash and cash equivalents                                       249,938         (281,956)
Cash and cash equivalents at beginning of period                                           106,730          356,668
                                                                                       -----------      -----------

Cash and cash equivalents at end of period                                             $   356,668      $    74,712
                                                                                       ===========      ===========




 See accompanying notes to consolidated financial statements.

                     NEMATRON CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows - Continued
                 For the Years Ended December 31, 1999 and 2000


                                                                                               Year Ended December 31,
                                                                                         --------------------------------
                                                                                             1999                 2000
                                                                                         -----------          -----------
Non-Cash Financing and Investing Activities:
     Fair value of assets acquired from A-OK Controls, including goodwill                                     $ 6,643,854
     Less liabilities assumed                                                                                  (2,204,268)
     Less common stock issued                                                                                  (1,250,000)
                                                                                                              -----------
         Net cash paid for A-OK Controls (Note 4)                                                             $ 3,189,586
                                                                                                              ===========

     Equipment acquired under a capital lease to a finance company                                            $    16,538

     Conversion of stock subscriptions to common stock                                  $ 1,500,000                  --

     Conversion of promissory notes and accrued interest
          to common stock (Note 7)                                                        1,023,029                  --

     Decrease in debt and equipment for purchase price adjustment                            46,252                  --

Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                                 508,885               523,230

     Cash paid for income taxes                                                                --                  16,261


 See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000


(1)      BUSINESS

         Nematron Corporation (the "Company") designs, manufactures, and markets environmentally ruggedized computers and computer displays known as industrial workstations; designs, develops, and markets software for worldwide use in factory automation and control and in test and measurement environments; and provides application engineering support to customers of its products and other third parties.


(2)      GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2000, the Company incurred a loss of $1.9 million which has contributed to the Company's difficulties in generating sufficient cash flow to finance operations. Additionally, as discussed in Note 8, the Company is in violation of certain financial position and operating covenants contained in the bank credit agreement with its senior bank lender. The bank has reserved its right to take any action permitted under the bank credit agreement, including requiring the Company to repay all amounts borrowed from the bank, such amount totaling $5,953,000 at December 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management's plans with respect to these matters include the following:

         Management intends to complete by April 30, 2001 a convertible subordinated promissory note offering of not less than $1.2 million, with $300,000 allocated to a potential acquisition of an industrial automation products supplier, and $900,000 added to working capital.

         Management plans to complete a private placement of equity totaling not less than $2.8 million during the second quarter of 2001, and to use the proceeds for working capital, including paying down the bank line, and for the creation of strategic alliances with automation products or system integration companies that will enhance Company revenues and operating results. The placement of convertible subordinated promissory notes, the private placement of equity and the acquisition of an industrial products supplier would cure the financial position covenant that the Company currently violates. Furthermore, management intends to negotiate with its bank lender a forbearance agreement that will permit the Company to postpone compliance with the operating and financial covenants with which the Company is in violation. Management believes that a modification of the loan covenants is possible, assuming that the Company is able to complete the placement of $4.0 million of convertible subordinated promissory notes and common stock prior to June 30, 2001.

         Management also plans to improve the Company's financial performance in 2001 and eventually return to profitability. Management believes that the Company's revenues will be increased in 2001 in response to its new factory representation

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000

         sales channel approach to the marketplace that was implemented on January 1, 2001, by an increased emphasis on foreign-based customers, and by the introduction of new industrial automation hardware products and enhanced software products beginning in the first quarter of 2001. Management also believes that the Company will control its expenses through the full year effect of staff reductions implemented throughout 2000, through a more efficient sales organization and product cost reductions.

         Management believes successful implementation of the plans set forth above will enable the Company to continue as a going concern. If the Company is not successful in executing these plans, management may be forced to curtail operations and either sell the Company or wind down operations in an orderly manner.


(3)      SUMMARY OF ACCOUNTING PRINCIPLES

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Nematron Limited, a United Kingdom corporation; Nematron Canada, Inc., a Canadian corporation formed in 1999; and A-OK Controls Engineering, Inc., a Michigan corporation the Company acquired on June 30, 2000. The operations of A-OK Controls are included in these consolidated statements since July 1, 2000. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets, ranging from three years for certain factory and office equipment to thirty-three years for the Company's headquarters and assembly facility. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods, for tax reporting purposes.

         Software and Related Development Costs

         Certain computer software development costs, primarily salaries, wages and other payroll costs, and purchased software technology have been capitalized.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000

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

         A summary of capitalized software and related development costs for the periods presented are as follows:


                                                          December 31,
                                                    1999                2000
                                                    ----                ----
         Balance at beginning of year            $3,880,284          $3,617,553
         Additions                                  603,688             704,040
         Amortization                              (866,419)           (951,933)
                                                 ----------          ----------

         Balance at end of year                  $3,617,553          $3,369,660
                                                 ==========          ==========

         Intangible Assets

         Intangible assets, which consist primarily of acquired intangible assets, including goodwill, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the assets are twenty years for goodwill and range from five to ten years for other intangible assets.

         The carrying value of intangible assets is periodically reviewed, and impairments are recognized when the expected future cash flows derived from such intangible assets are less than their carrying value.

         A summary of intangible assets for the periods presented is as follows:

                                                         December 31,
                                                  1999                 2000
                                                  ----                 ----
         Balance at beginning of year            $942,158          $   861,375
         Additions                                227,470            2,659,470
         Amortization                            (308,253)            (308,500)
                                                 --------          -----------

         Balance at end of year                  $861,375          $ 3,212,345
                                                 ========          ===========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000


         Stock Option Plan

         The Company adheres to the guidance of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires entities to recognize as compensation expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 ("APB - 25")and provide for pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB - 25 and provide the pro forma disclosure provisions of SFAS No. 123 (See Note 11).

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

         Revenue Recognition

         Revenues from hardware product sales are recognized upon delivery and when collection is probable. Revenues from application and other services and repair of computers are recognized as the services are performed. Revenues from software and engineering development are recognized as the Company performs the services, in accordance with the contract terms. Revenues from extended warranty agreements covering software are recognized ratably over the terms of the agreement with the customer.

         Revenues from software license agreements and from bundled products (hardware products pre-loaded with software covered by applicable license agreements) and from systems sales (bundled products accompanied by post sale support activities) are deferred until all conditions in Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), are met. Such conditions include the delivery of the product, the performance of all obligations so that remaining obligations are no longer significant, and collectibility is probable. The Company has established programs, which, under specified terms and limited conditions, enable its distributors to return limited amounts of product. The effect of these programs, which is not a material amount, is estimated, and current period revenues and cost of revenues are reduced accordingly.

         Research and Development Costs

         Research and development costs are expensed when incurred. These costs, representing hardware and software engineering wages, fringe benefits, and a portion of the Company's overhead, are included in the accompanying consolidated statements of operations as components of cost of revenues and product

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000



         development costs. Research and development costs were $1,514,000 and $1,860,000 for the years ended December 31, 1999 and 2000, respectively.

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

         Income (Loss) Per Share

         Income (loss) per share is calculated using the weighted average number of common shares outstanding during the period, adjusted for the assumed conversion of dilutive stock options and warrants. Since net losses were incurred in the year ended December 31, 2000, no conversion of dilutive stock options and warrants was assumed in the loss per share calculation, as the effect would be anti-dilutive.

         Fair Value

         Financial instruments of the Company, consisting principally of cash, accounts receivable, accounts payable, and debt, are recorded at estimated fair value. The Company, using available market information and available valuation methodologies, has determined the estimated fair value amounts.

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000



(4)      ACQUISITIONS

         Acquisition of A-OK Controls Engineering, Inc.

         On June 30, 2000, the Company completed its acquisition of A-OK Controls Engineering, Inc., an Auburn Hills, Michigan-based provider of automation controls engineering and systems integration services. The Company recorded this transaction using the purchase method of accounting.

         The purchase price was approximately $4,538,000, including expenses of approximately $186,000. Under the terms of the Stock Purchase Agreement, the Company issued 604,186 shares of its Common Stock to the former A-OK Controls shareholder in exchange for 100% of the outstanding equity of A-OK Controls. Additionally, the Company paid the former shareholder of A-OK Controls $2,750,000 cash and agreed to pay the remaining amount of $352,000 after December 31, 2000. A-OK Controls conducts its operations as a wholly owned subsidiary of the Company. In connection with the Stock Purchase Agreement, the Company also entered into a three-year employment agreement and a five-year agreement not to compete with A-OK Controls' former shareholder.

         The allocation of the total purchase price to assets acquired and liabilities assumed as of the June 30, 2000 acquisition date, are as follows:

              Cash                                                         $   42,000
              Other current assets                                          3,490,000
              Equipment                                                       611,000
              Intangible assets, including goodwill                         2,599,000
              Current notes payable                                        (1,420,000)
              Other current liabilities                                      (675,000)
              Long-term debt                                                 (109,000)
                                                                           ----------

              Total purchase price                                         $4,538,000
                                                                           ==========

         The following unaudited pro forma information presents a summary of consolidated results of operations for the years ended December 31, 1999 and 2000 of the Company and A-OK Controls as if the acquisition had occurred as of the beginning of 1999, with pro forma adjustments to give effect to amortization of intangible assets, additional interest expense on funds borrowed for the A-OK Controls acquisition, differences in actual versus contractual compensation, and utilization of the Company's net operating loss carry-forwards.

                                                                   December 31,
                                                             1999               2000
                                                             ----               ----
              Net revenues                               $40,406,000      $25,420,000
              Net income (loss)                            2,402,000       (2,219,000)
              Net income (loss) per share:
                Basic                                          $0.21           ($0.16)
                Diluted                                        $0.20           ($0.16)


                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000



         Other

         On December 21, 2000, the Company was informed by an entity that had signed a merger agreement in November 2000, that such entity would not proceed with the merger of that entity into the Company. Consequently, the Company recorded expenses of approximately $120,000 in connection with the termination of the Merger Agreement.


(5)      INVENTORIES

         Inventories are summarized as follows:

                                                                          December 31,
                                                                              2000
                                                                           ----------
              Purchased parts and accessories                              $1,544,890
              Work in process                                                 105,742
              Finished goods and service stock                                305,623
                                                                           ----------

                        Total inventories                                  $1,956,255
                                                                           ==========


(6)      NOTE PAYABLE TO BANK UNDER LINE OF CREDIT FACILITY

         The Company and its subsidiary, A-OK Controls, are parties to two loan and security agreements (the "Agreements") with a bank. The Agreements provide for a total of $9.0 million in two lines of credit, a $2.9 million term loan and a $1.5 million special accommodation advance for the purpose of the Company's acquisition of A-OK Controls. The Agreement provide for credit facilities through November 2002, and may be extended for an additional one-year period at the option of the Company, unless the lender gives prior notice of termination. See Note 7 for additional information concerning the Agreements.

         The amount available under the line of credit is limited by a borrowing formula that allows for advances up to a maximum of the sum of specified percentages of eligible accounts receivable, less the amount, if any, of outstanding letters of credit issued by the Company. Based upon such borrowing formula, approximately $727,000 of the available line is eligible for advance at December 31, 2000. Amounts borrowed under the line of credit facility total $2,059,318 at December 31, 2000, and such borrowings bear interest at the prime rate plus 1.5% (11.0 % effective rate at December 31, 2000). The line of credit and the term loans (see Note 8) are collateralized by substantially all assets of the Company and a mortgage on the Company's Ann Arbor facility.


(7)      CONVERTIBLE PROMISSORY NOTES PAYABLE AND COMMON STOCK

         In December 1998, the Company issued convertible promissory notes (the "Notes") in the aggregate principal amount of $1 million with investors (collectively, the "Note Holders") pursuant to a private placement as the first stage of a capital

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000


         transaction. During 1999, Noteholders converted $1,023,029 of the Notes and accrued interest thereon into 4,092,114 shares of Common Stock.

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

         In December 2000, the Company issued 760,000 shares of Common Stock pursuant to a private placement to accredited investors, including three members of the Board of Directors who collectively purchased 735,000 of the total shares issued. Net proceeds after expenses associated with the issuance totaled $914,251.


(8)      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                               December 31,
                                                                                                   2000
                                                                                                -----------
         Term loan payable to a bank, interest at prime plus 1.5% per annum (11.0% effective rate at December 31, 2000), payable in monthly installments of $16,111 through
         November 2002, at which time the remaining principal and any interest thereon is due.
         The term loan is collateralized by substantially all assets of the Company and a
         mortgage on the Ann Arbor facility.                                                    $ 2,706,667
         Term loan payable to a bank, interest at prime plus 3.0% per annum (12.5% effective rate at December 31, 2000), payable in monthly installments of $62,500 through August
         2002, at which time the remaining principal and any interest thereon is due. The term loan is collateralized by substantially all assets of the Company and a mortgage on
         the Ann Arbor facility.                                                                  1,187,500
         Other notes payable                                                                         59,741
                                                                                                -----------

         Total long-term debt                                                                     3,953,908
         Less current maturities                                                                 (3,953,908)
                                                                                                -----------

         Total long-term debt, less current maturities                                          $       -0-
                                                                                                ===========

         The Agreements, under which the Company has the line of credit (see
         Note 6) and the term loans, contain several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000


         Agreement also prohibit the payment of dividends, limit the amount of annual capital expenditures and include other restrictive covenants. Although the Company is not in compliance with these covenants as of December 31, 2000, the bank has issued a forbearance letter to the Company concerning these covenant violations. However, in such letter, the bank has specifically reserved its right to take any action permitted under the Agreements in the future without any notice to the Company. The bank and management are in discussion concerning revising the Agreements and management is pursuing other solutions to the violations. The Company has classified all debt as a current liability.


(9)      TAXES ON INCOME

         The following reconciles the statutory federal income tax rate to the Company's effective tax rate:


                                                                          Year Ended December 31,
                                                                          1999              2000
                                                                          ----              ----

         Income tax expense (benefit) based on the federal
           statutory rate                                                  34.0 %           (34.0)%
         Generation (utilization) of net operating loss
           carryforwards                                                  (34.0)%            34.0 %
         Effect of impairment, amortization of intangible assets
           and alternative minimum tax                                     (8.3)%           (13.3)%
                                                                          -----             -----

         Effective tax rate                                                (8.3)%           (13.3)%
                                                                          =====             =====

       The domestic and foreign components of income (loss) before taxes on income are as follows:

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                           1999           2000
                                                                           ----           ----
         Domestic income (loss) before taxes on income                 $2,156,308     $(2,003,264)
         Foreign loss before taxes on income                             (190,858)       (207,273)
                                                                       ----------     -----------

         Total income (loss) before tax benefit                        $1,965,450     $(2,210,537)
                                                                       ==========     ===========

         Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes.

         Temporary differences and net operating loss carryforwards, which give rise to the net deferred tax position, are as follows:

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000


                                                                                            December 31,
                                                                                                2000
                                                                                             ----------
             Deferred tax assets:
                 Inventory valuation allowance                                              $   371,000
                 Accounts receivable allowance for doubtful accounts                             26,000
                 Property and equipment, principally depreciation                               216,000
                 Accrued expenses deductible when paid                                          108,000
                 Net operating loss carryforward                                              6,880,000
                                                                                            -----------
                      Total deferred tax assets                                               7,601,000
             Deferred tax liabilities - capitalized software development costs and
             other intangible assets                                                         (1,329,000)
                                                                                            -----------
                      Net deferred tax assets                                                 6,272,000
             Less valuation allowance against deferred tax assets                            (6,272,000)
                                                                                            -----------

             Net deferred tax position                                                      $       -0-
                                                                                            ===========

         The valuation allowance against net deferred tax assets increased (decreased) by $(687,000) and $541,000 during the years ended December 31, 1999 and 2000, respectively.

         At December 31, 2000, the Company has net operating loss carryforwards of approximately $20,200,000, which expire at various dates between 2004 and 2020. Utilization of these carryforwards is subject to annual limitations under current IRS regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the net operating loss carryforwards. Realization of net deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration.



(10)     EARNINGS PER SHARE

         Income (loss) per share ("EPS") is as follows:

                                                                Income                             Income
                                                                 (Loss)            Shares          (Loss)
                                                              (Numerator)       (Denominator)    Per Share
                                                              -----------       -------------    ---------
             Year ended December 31, 1999:
                Basic EPS:
                   Net income                                 $2,008,650         10,753,844        $0.19
                   Effect of dilutive securities:
                       Options                                    24,946            567,668        (0.01)
                                                              ----------         ----------        -----
                Diluted EPS:
                   Income available to common
                   shareholders plus assumed conversion       $2,033,596         11,321,512        $0.18
                                                              ==========         ==========        =====

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000



                                                              Income                             Income
                                                              (Loss)            Shares           (Loss)
                                                           (Numerator)       (Denominator)     Per Share
                                                           -----------       -------------     ---------
             Year ended December 31, 2000:
                Basic EPS:
                   Net loss                                $(1,917,307)         12,921,207        $(0.15)
                   Effect of dilutive securities                    -                   -             -
                                                           -----------          ----------        ------
                Diluted EPS:
                   Income available to common
                   shareholders plus assumed conversion    $(1,917,307)         12,921,207        $(0.15)
                                                           ===========          ==========        ======

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

         For the year ended December 31, 2000, 2,203,156 options and 197,678 warrants were outstanding but were not included in the computation of diluted loss per share because the inclusion of such securities is antidilutive. The options expire on various dates between 2003 and 2010, and the warrants expire in October 2002.


(11)     EMPLOYEE BENEFIT PLANS

         1993 Stock Option Plan

         The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the granting of options to purchase a total of 950,000 shares of common stock to key employees. The exercise price for each option granted under the 1993 Plan cannot be less than the fair market value of the common stock on the date of the grant.

         The 1993 Plan gives the Compensation Committee of the Board of Directors latitude in deciding the vesting period. Options generally vest one-third immediately and one-third on each successive anniversary date of the award, or are exercisable at the rate of one-third per year beginning on the day after the first anniversary of the date of the award. Under provisions of the 1993 Plan, shares subject to an option award will become immediately exercisable upon a change in control of the Company. Options remaining unexercised on the tenth anniversary of the date of the grant will expire. No options may be granted after February 26, 2003. As of December 31, 2000, awards to purchase an additional 69,003 shares of common stock may be made under the 1993 Plan.

         Long-Term Incentive Plan

         The Company's Long-Term Incentive Plan (the "Incentive Plan"), adopted in April 1999, provides for the granting of awards to purchase a total of 1,250,000 shares of common stock to key employees and others. Awards may be made by the

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000

         Compensation Committee of the Board of Directors in the form of incentive stock options, non-qualified stock options, restricted stock or performance shares, provided that the Committee may not grant options to any salaried employee during any three-year period to purchase more than 500,000 shares.

         The exercise price for each option granted under the Incentive Plan cannot be less than the fair market value of the common stock on the date of the grant. The Incentive Plan's Committee has latitude in setting the vesting and exercise periods, but generally the options vest over a three-year period and have a ten-year term.

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

         The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. As of December 31, 2000, awards to purchase 891,200 shares of common stock may be made under the Incentive Plan.

         Directors Option Plan

         The Company's 1993 Directors Stock Option Plan (the "Directors Option Plan") provides for the granting of options to purchase a total of 120,000 shares of common stock. The exercise price for each option granted beginning April 1997 under the Directors Option Plan is equal to 110% of the closing price of the stock on the grant date. The exercise price for options granted prior to April 1997 was the greater of the fair market value or book value of the Company's common stock on the date of the award.

         The Directors Option Plan provides that beginning April 1997, each qualified director will be granted an option to purchase 4,500 shares of common stock every three years. Prior to April 1997, each qualified director was granted annually an option to purchase 1,000 shares of common stock. Options granted in April 1997 or thereafter are exercisable in one-third increments beginning on the date of the grant. Options granted prior to April 1997 are exercisable at any time beginning six months after the date of the grant. Options expire five years from the date of the grant. As of December 31, 2000, an additional 10,844 options may be issued under the Directors Option Plan.

         Special Option Grants

         The Board of Directors has from time to time awarded special option grants to certain officers, key employees and others. The awards have been made separate from the plans described above.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000

         Information with respect to options under the plans and the special awards for the years ended December 31, 1999 and 2000, is as follows:


                                        Outstanding                 Exercisable
                                ----------------------------   -------------------------
                                                 Weighted                      Weighted        Number
                                   Number         Average         Number        Average       Available
                                Outstanding   Exercise Price   Exercisable     Exercise       For Grant
                                -----------   --------------   -----------     --------       ---------
      Balance January 1,
      1999                       1,428,894           $2.39        899,917          $2.00       225,309
      Adoption of Long-Term
      Incentive Plan                                                                         1,250,000
      Granted                    1,143,435           $2.35                                    (783,435)
      Exercisable                                                 473,396          $2.29
      Exercised                    (80,000)          $0.25        (80,000)         $0.25
      Forfeited                   (564,673)          $3.44       (161,140)         $3.44       564,673
                                ----------                      ---------                    ---------
      Balance, December 31,
      1999                       1,927,656           $2.18      1,132,173          $1.76     1,256,547
      Granted                      483,400           $2.09                                    (483,400)
      Exercisable                                                 276,681          $2.65
      Exercised                        -
      Forfeited                   (207,900)          $2.07         (4,300)         $2.50       207,900
                                ----------                      ---------                    ---------
      Balance, December 31,
      2000                       2,203,156           $2.14      1,404,554          $1.99       981,047
                                ==========                      =========                    =========


 Information concerning outstanding options at December 31, 2000 is as follows:

                                            Options Outstanding                Options Exercisable
                                -----------------------------------------    -------------------------
                                                 Weighted
                                 Number of        Average        Weighted      Number of      Weighted
                                  Options        Remaining       Average        Options       Average
      Range of Exercise         Outstanding    Contractual       Exercise     Exercisable     Exercise
         Prices                 at 12-31-00        Life           Price       at 12-31-00      Price
         ------                 -----------        ----           -----       -----------      -----
      $0.75 to $1.94                800,000       7.23 years        $0.85        740,000        $0.78
      $2.00 to $2.75              1,253,750       8.69 years        $2.49        533,481        $2.57
      $3.00 to $5.50                 69,406       6.95 years        $4.57         51,073        $4.89
      $6.75 to $8.75                 80,000       6.19 years        $7.45         80,000        $7.45
                                -----------                                  -----------

      Total                       2,203,156       8.02 years        $2.14      1,404,554        $1.99
                                ===========                                  ===========

         The Company applies APB - 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost been determined based on the fair value of such awards at the date of grant consistent with the provisions of SFAS No. 123, the Company's total and per share net income (loss) would have been as follows:

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000



                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                               1999                 2000
                                                                               ----                 ----
       Net income (loss):
            As reported                                                    $2,008,650          $(1,917,307)
            Pro forma                                                      $1,062,196          $(2,249,320)
       Net income (loss) per share:
            As reported                                                         $0.19               $(0.15)
            Pro forma                                                           $0.10               $(0.17)

       The fair values of options granted during periods presented were determined using the Black-Scholes option-pricing model based on the following assumptions:

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                               1999                 2000
                                                                               ----                 ----
       Risk-free interest rate                                                  6.17%                6.64%
       Dividend yield                                                           0.00%                0.00%
       Expected life                                                     3 to 6 years         3 to 6 years
       Expected volatility                                                    111.59%              106.16%

       The weighted average fair values of options granted during 1999 and 2000 were $2.58 and $1.82, respectively.

       401(k) Plan and Trust

       The Company has established a defined-contribution retirement plans for all eligible employees. Participants may make basic contributions of up to 15 percent of their compensation, pursuant to section 401(k) of the Internal Revenue Code.

       Under terms of the 401(k) plan in effect at Nematron, the Company may make a basic matching contribution and a discretionary contribution to the 401(k) plan. The Company matching contribution is 100% of a specified percentage of each employee's contribution limited to the first 5% of the employee's base salary. Company matching contributions were -0-% from January to May 1999, 2% from June 1999 to March 2000 and 3% from April 2000 to December 2000. A 401(k) plan participant becomes vested in the Company's contribution on his or her behalf at a rate of 20 % for each year of service beginning with the completion of one year of service. The participant will be fully vested in the Company's contributions in the event of his or her death, disability or normal retirement.

       Under terms of the 401(k) plan in effect at A-OK Controls, the Company may make a basic matching contribution and a discretionary contribution to the 401(k) plan. The Company matching contribution is 50% of each participant's contribution to the 401(k) plan up to a maximum of $2,500 per participant. A 401(k) plan participant becomes vested in the Company's contribution on his or her behalf at a rate of 20 % for each year of service beginning with the completion of two years of service. The participant will be fully vested in the Company's contributions in the event of his or her death, disability or normal retirement.

                    NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000

       The Company's contributions to both of its 401(k) plans were $31,000 and $171,000 for the years ended December 31, 1999, and 2000, respectively.


(12)   WARRANTS

       The Company has issued warrants for the purchase of its common stock. The warrants were issued in connection with issuing subordinated debt in 1995 and the acquisition of Intec Controls Corp. in 1997. Information with respect to such warrants is as follows:

                                                          Subordinated         Intec
                                                               Debt         Acquisition         Total
                                                          ------------      -----------         -----
       Issue date                                             11-07-95        03-20-97
       Exercise price                                            $4.00           $6.73
       Expiration date                                        10-31-02        02-20-00

       Balance, January 1, 1998                                197,678         124,998         322,676
       Exercised in 1999                                           -               -               -
       Expired in 1999                                             -               -               -
                                                              --------       ---------         -------
       Balance, December 31, 1999                              197,678         124,998         322,676
       Exercised in 2000                                           -               -               -
       Expired in 2000                                             -          (124,998)       (124,998)
                                                              --------       ---------         -------
       Balance, December 31, 2000                              197,678             -0-         197,678
                                                              ========       =========         =======

(13)   COMMITMENTS AND CONTINGENCIES

       The Company leases under operating leases its Auburn Hills and Saginaw, Michigan system integration facilities from the president of A-OK Controls, and leases its Lansing, Michigan, Foxboro, Massachusetts and United Kingdom facilities, as well as certain office equipment, from other entities. The leases on the facilities expire at various dates through December 2008, and the equipment operating leases expire at various dates through October 2003.

       A summary of commitments under noncancelable leases as of December 31, 2000, is as follows:

                                                 Related Party      Third Party Leases         Total
                                                 -------------      ------------------         -----
       Year ending December 31,
                  2001                                 $397,800             $196,434          $594,234
                  2002                                  397,800              185,369           583,169
                  2003                                  397,800               96,258           494,058
                  2004                                  397,800               34,491           432,291
                  2005                                  397,800               34,491           432,291
       Thereafter                                     1,016,550              103,472         1,120,022
                                                     ----------            ---------       -----------
       Total minimum lease obligations               $3,005,550            $ 650,515       $ 3,656,065
                                                     ==========            =========       ===========

       Total rental expense was $75,000 and $355,000 for the years ended December 31, 1999 and 2000, respectively.

                    NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000



(14)   SEGMENT INFORMATION

       The Company operates in one market segment - factory automation.
       Net revenues include export sales to various countries. A summary of both foreign and domestic revenues is as follows:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                                1999              2000
                                                                                ----              ----
             Foreign:
                 France                                                      $ 1,899,142       $ 1,525,060
                 Germany                                                       7,892,954         1,830,439
                 Other countries                                               2,206,728         1,983,720
                                                                             -----------       -----------
                        Total foreign revenue                                 11,998,824         5,339,219
             United States                                                    17,773,305        15,081,533
                                                                             -----------       -----------

             Total revenue                                                   $29,772,129       $20,420,752
                                                                             ===========       ===========

       Long-lived assets include property and equipment, capitalized software development costs and other intangible assets. A summary of both foreign and domestic long-lived assets at depreciated or amortized cost is as follows:

                                                                                              December 31,
                                                                                                  2000
                                                                                              ------------
             Foreign countries                                                                 $   52,567
             United States                                                                      8,917,468
                                                                                               ----------

             Total                                                                             $8,970,035
                                                                                               ==========


(15)   SIGNIFICANT CUSTOMERS

       The Company conducts its business through distributors, end users and other entities under purchase orders, supply contracts and other agreements. Information with respect to significant customers is as follows:


                                                                                               Accounts
                                                                             Revenues         Receivable
                                                                               From               From
                                                           Number of        Customer(s)      Customer(s)at
                                                          Significant       During the           End of
                                                           Customers            Year              Year
                                                           ---------        -----------      --------------
             Year ended December 31, 1999                     One           $8,931,000         $  748,000
             Year ended December 31, 2000                     Two           $7,230,000         $1,749,000

       The Company derived approximately $13,200,000 and $4,000,000, of revenues under a supply agreement from a company in the automotive industry for the years ended December 31, 1999 and 2000, respectively. These revenues were derived from sales to certain machine tool builders and distributors, including certain significant customers included in the table above, that purchased Nematron products that the automotive company had specified for a major program.

                    NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 2000


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEMATRON CORPORATION

By:        /s/ Matthew S. Galvez                          Dated:  March 21, 2001
         ----------------------------------------                 --------------
         Matthew S. Galvez, President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


          Signature                                  Title                              Date
  /s/ Matthew S. Galvez              President, CEO and a Director                 March 21, 2001
-----------------------------------  (Principal Executive and Financial Officer)   --------------
Matthew S. Galvez

  /s/ David P. Gienapp               Vice President - Finance and Administration   March 21, 2001
-----------------------------------  (Principal Accounting Officer) and Secretary  --------------
David P. Gienapp

  /s/ Hugo E. Braun                  Director                                      March 21, 2001
-----------------------------------                                                --------------
Hugo E. Braun

  /s/ Joseph J. Fitzsimmons          Chairman of the Board and a Director          March 21, 2001
-----------------------------------                                                --------------
Joseph J. Fitzsimmons

  /s/ Garnel F. Graber               Director                                      March 21, 2001
-----------------------------------                                                --------------
Garnel F. Graber

  /s/ Stephen E. Globus              Director                                      March 21, 2001
-----------------------------------                                                --------------
Stephen E. Globus

  /s/ James A. Nichols               Director                                      March 21, 2001
-----------------------------------                                                --------------
James A. Nichols

  /s/ James H. Wicker                Director                                      March 21, 2001
-----------------------------------                                                --------------
James H. Wicker

                      NEMATRON CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS
Exhibit
Number                       Description of Exhibit

2.01 Stock Purchase Agreement dated as of June 30, 2000 by and among the Ronald C. Causley, Trustee of the Ronald C. Causley Revocable Trust dated March 14, 1990, as amended, Ronald C. Causley, individually, and Nematron Corporation, filed as Exhibit 2.1 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 2000 and incorporated herein by reference.
3.01 Amended and Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.
3.02 Amended and Restated Bylaws, as amended, filed as Exhibit 3.02 to the Registrant's Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.
4.01 Term Loan and Warrant Purchase Agreement dated as of November 7, 1995 between the Registrant and Onset BIDCO, The Capital Fund, Joseph Krinski Trust U/A Dated 6/20/91, Emily Krinski Trust U/A Dated 6/20/91, and Urban A. MacDonald filed as Exhibit 4.04 to the Registrant's Form S-2 Registration Statement dated June 6, 1996 and incorporated herein by reference.
4.04 Loan and Security Agreement dated as of November 12, 1999 by and among LaSalle Business Credit, Inc. and the Registrant for a $10.9 million credit facility, filed as Exhibit 4.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.
4.05 Amended and Restated Loan and Security Agreement dated as of June 30, 2000 by and among LaSalle Business Credit, Inc. and the Registrant for a $8.3 million credit facility, filed as Exhibit
              4.1 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 2000 and incorporated herein by reference.
4.06 Loan and Security Agreement dated as of June 30, 2000 by and among LaSalle Business Credit, Inc. and the A-OK Controls Engineering, Inc. for a $3.0 million credit facility, filed as Exhibit 4.2 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 2000 and incorporated herein by reference
10.01* Nematron Corporation 1993 Stock Option Plan, as amended and restated March 1997, filed as Exhibit 10.1 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference.
10.02* Nematron Corporation 1993 Directors Option Plan, as amended and restated, filed as Exhibit 10.2 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference
10.03* Nematron 401(k) Plan, filed as Exhibit 10.04 to the Registrant's Form 10-KSB for the year ended September 30, 1995 and incorporated herein by reference
10.04*        Nematron Corporation Long-Term Incentive Plan, filed as Exhibit
              10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.
10.05* Employment Agreement entered into effective October 1, 1998 and dated July 26, 1999 by and between Matthew S. Galvez and the Registrant, filed as Exhibit 10.01 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1999 and incorporated herein by reference.
10.06* Nonqualified Stock Option Agreement dated October 13, 1998 between Matthew S. Galvez and the Registrant, filed as Exhibit 10.02 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1999 and incorporated herein by reference.
10.07* Nonqualified Stock Option Agreement dated December 3, 1998 between Matthew S. Galvez and the Registrant, filed as Exhibit 10.02 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1999 and incorporated herein by reference.
10.08* Nonqualified Stock Option Agreement dated December 13, 1999 between Matthew S. Galvez and the Registrant, filed as Exhibit
              10.08 to the Registrant's Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.
10.10 Registration Rights Agreement by and between Ronald C. Causley, Trustee of Ronald C. Causley Revocable Trust dated March 14, 1990, as amended and Nematron Corporation, filed as Exhibit 4.1 to the Registrant's Form 8-K filed July 14, 2000 and incorporated herein by reference.
21.01         Subsidiaries of Nematron Corporation.
23.01         Consent of Grant Thornton LLP.

* Management compensatory plan or arrangement.

                                     # # #

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