Form 10KSB/A
period 2000-12-31
NEMATRON CORP
filed 2001-05-04
CIK 892832

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year:  $20,420,752

         The aggregate market value of the voting stock held by non-affiliates as of March 23, 2001, computed by reference to the closing price of such stock on such date as quoted on The American Stock Exchange, was approximately $6,056,000. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 10% of the outstanding Common Stock are assumed to be affiliates.

          The number of shares outstanding of the issuer's Common Stock on March 23, 2001 was 13,969,616.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT [ ] Yes [ X ] No

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following sets forth information as to each director and executive officer, including his age, present principal occupation, other business experience during the last five years, directorships in other publicly held companies and period of service as a director of Nematron Corporation (the "Company"). Executive officers serve at the discretion of the Board of Directors.

         DIRECTORS - TERM EXPIRING AT 2001 ANNUAL MEETING

         Matthew S. Galvez, 45, became a director in August 1998 upon his joining the Company as its Chief Operating Officer. On October 1, 1998, Mr. Galvez was appointed President and Chief Executive Officer of the Company. Mr. Galvez served as Chief Executive Officer of ISDA & Co., a privately held apparel company, from June 1994 until June 1998. From 1990 until June 1994, Mr. Galvez was a director and Chief Financial Officer of Manufacturers Products Corporation, a supplier of plastic products to the automotive industry. In 1994 he became Chief Executive Officer of that company as well. Prior to 1990, Mr. Galvez was Executive Vice President - Corporate Operations and General Counsel to an industrial graphics translation software developer and served as an officer of two acquisition funds. Mr. Galvez serves as Chairman and a Director of Waltec Plastics Co. in Midland, Ontario, Canada, and IMC Plastics in Los Angeles, California.

         Garnel F. Graber, 69, became a director in February 1993 and served as Chairman of the Board of Nematron until March 1996. Mr. Graber is a retired executive of, and is the current Chairman of the Board of Directors of, Applied Dynamics International, a computer firm specializing in high-speed simulation. Mr. Graber served as Chief Executive Officer of Applied Dynamics for more than five years prior to his retirement in 1994.

         DIRECTORS - TERM EXPIRING AT 2003 ANNUAL MEETING

         Joseph J. Fitzsimmons, 66, became a director in March 1997. Mr. Fitzsimmons is the President and Chief Executive Officer of Nonprofit Enterprise at Work, a management support organization dedicated to assisting non-profit organizations. Mr. Fitzsimmons is a retired executive of Bell & Howell Company and University Microfilms International ("UMI"), a leading provider of technology services to libraries and other organizations regarding acquiring, preserving and distributing literature and a subsidiary of Bell & Howell. Mr. Fitzsimmons served as Corporate Vice President of Bell & Howell and as Chairman or President and Chief Executive Officer of UMI from March 1987 until he retired in June 1995.

         James A. Nichols, 55, became a director in December 1998. From 1991 to the present, Mr. Nichols has been president and sole owner of Nichols & Associates, P.C., attorneys practicing in the area of international commercial law. From 1981 to 1991, Mr. Nichols was a Senior Attorney in the Corporate Transactions Department of Ford's Office of the General Counsel. From 1991 to April 1999, Mr. Nichols was the Chairman of the Board of Surgical Instrument Repair Service, Inc., a partnership with Allegiance Healthcare Corporation, a public company that engages in the repair and management of surgical instruments and equipment at health care providers in North America. From 1993 to 1998, Mr. Nichols served as corporate secretary and a director of Liberty BIDCO Investment Corporation, a Michigan-based mezzanine finance company. Mr. Nichols was president and sole owner of Sterilization Management Group, LLC, a provider of reusable sterile products to hospitals, from 1997 to 1998 when the company was sold to Teleflex Corporation, a public company.

         Stephen E. Globus, 54, became a director in December 1998. He has been Chairman of the Board of Globus Growth Group, Inc., a Manhattan - based venture capital company specializing in providing startup and seed capital, since 1984. He is also a director of Plasmaco, Inc., a flat computer screen manufacturer owned by Matsushita (Panasonic). Mr. Globus is the founder of several privately held biotechnology companies, including Kimeragen, Inc., NuGene Technologies, Inc., Thermaphore Sciences, Inc. and Genitope, Inc.

         DIRECTORS - TERM EXPIRING AT 2002 ANNUAL MEETING

         Hugo E. Braun, 43, became a director in March 1996. Mr. Braun is a partner with North Coast Technology Investors L.P., a $100 million venture capital fund, since 1999. Before founding North Coast, Mr. Braun was a partner in Access Venture Fund, L.P., a Michigan-based investment firm with over $30 million under management. Prior to joining Access in 1989, Mr. Braun co-managed California-based BankAmerica Venture Capital's $100 million venture portfolio. Mr. Braun is currently a director of six private companies.

         James H. Wicker, 61, is a partner in the firm of Technology 2 Market, a consulting firm concentrating on the factory automation marketplace. Prior to forming the consulting firm, Mr. Wicker was employed from 1995 to 1999 as president of Ci Technologies, Inc. in North and South America. Mr. Wicker continues to serve as a director of this company. Ci Technology develops and markets factory automation software. From 1990 to 1994, Mr. Wicker was employed by a manufacturer's representative and distribution company for a line of factory automation and process control products. From 1984 to 1990, Mr. Wicker was executive vice president - sales and marketing of Xycom, Inc., a manufacturer of VME cards and plant floor MMI and industrial PC products. From 1962 to 1984, Mr. Wicker was employed by Taylor Instruments (later ABB) in various technical support and sales management positions, and finished his career at ABB as vice president of sales.

         EXECUTIVE OFFICER

         David P. Gienapp, 52, has been the Vice President - Finance and Administration and Treasurer of the Company since joining the Company in September 1994 and has served as Secretary since March 1996. Mr. Gienapp served as a director of the Company from March 1995 until August 1998. Prior to joining the Company, Mr. Gienapp spent over 20 years with Deloitte & Touche LLP, a certified public accounting firm.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during 2000, its executive officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements under Section 16(a), except that Mr. Fitzsimmons, a director, did not timely file one Form 4 report disclosing one transaction.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY

         The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to the Company's President and Chief Executive Officer and to its Executive Vice President - Finance and Administration, the Company's only other executive officer whose salary and bonus exceeded $100,000 in the year ended December 31, 2000 (the "Named Executives").


                                              SUMMARY COMPENSATION TABLE
-------------------------- --------------- --------------------------- ---------------------- --------------

                                                                           LONG TERM
                                              ANNUAL COMPENSATION      COMPENSATION AWARDS      ALL OTHER
                                           ---------------------------      SECURITIES           COMPEN-
   NAME AND PRINCIPAL          FISCAL                         BONUS     Underlying OPTIONS       SATION
        POSITION               PERIOD        SALARY ($)        ($)              (#)              ($) (A)
-------------------------- --------------- --------------- ----------- ---------------------- --------------
Matthew S. Galvez,         Y/E 12-31-00          $200,000     $-0-               -0-               $18,071
                           --------------- --------------- ----------- ---------------------- --------------
President and Chief        Y/E 12-31-99          $181,042   $63,092           200,000              $11,175
                           --------------- --------------- ----------- ---------------------- --------------
Executive Officer (b)      3 Months
                           12-31-98               $35,538     $-0-            660,000               $2,115
                           --------------- --------------- ----------- ---------------------- --------------
                           Y/E 9-30-98            $13,538     $-0-              -0-                    $-0-
-------------------------- --------------- --------------- ----------- ---------------------- --------------
-------------------------- --------------- --------------- ----------- ---------------------- --------------
David P. Gienapp,          Y/E 12-31-00          $120,000     $-0-            25,000                $3,461
                           --------------- --------------- ----------- ---------------------- --------------
VP-Finance and             Y/E 12-31-99          $111,642    $8,477           70,000                $1,664
                           --------------- --------------- ----------- ---------------------- --------------
Administration             3 Months
                           12-31-98               $29,724     $-0-              -0-                    $-0-
                           --------------- --------------- ----------- ---------------------- --------------
                           Y/E 9-30-98           $110,552     $-0-              -0-                 $3,268
-------------------------- --------------- --------------- ----------- ---------------------- --------------

(a) All Other Compensation for the year ended December 31, 2000 includes, for Mr. Galvez, $7,715 of housing allowance, $4,800 of automobile allowance and $5,566 of 401(k) Plan matching contributions, and for Mr. Gienapp, 401(k) Plan matching contributions.

(b) Mr. Galvez was appointed Chief Operating Officer on August 15, 1998 and became President and Chief Executive Officer on October 1, 1998.

OPTIONS

         The following table sets forth information concerning options granted to the Named Executives in the year ended December 31, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                INDIVIDUAL GRANTS
------------------------ ---------------- ------------------- ------------------- ------------------------
                            NUMBER OF      PERCENT OF TOTAL
                           SECURITIES          OPTIONS
                           UNDERLYING         GRANTED TO        EXERCISE OR
                             OPTIONS         EMPLOYEES IN        BASE PRICE            EXPIRATION
         NAME              GRANTED (#)      FISCAL YEAR (A)      ($/SHARE)                DATE
------------------------ ---------------- ------------------- ------------------- ------------------------
Matthew S. Galvez              -0-                -0-                ---                    ---
David P. Gienapp              25,000 (a)           5.53%            $1.50                08-30-10
------------------------ ---------------- ------------------- ------------------- ------------------------

(a) These options, which were granted pursuant to the Company's Long-Term Incentive Plan, become exercisable annually in increments of 33 1/3% beginning on the day after the first anniversary of the date of the grant. The ability to exercise these options may be accelerated in the event of a change in control of the Company (as defined in the option plan).

         The Named Executives did not exercise any options in the year ended December 31, 2000. The following table provides information with respect to unexercised options held by the Named Executives as of December 31, 2000.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             YEAR-END OPTION VALUES

   ---------------------------- ---------------------------------------- -----------------------------------
                                    NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-MONEY
                                  UNEXERCISED OPTIONS AT YEAR-END (#)        OPTIONS AT FY-END ($) (A)
   ---------------------------- ---------------------------------------- -----------------------------------
              NAME                 EXERCISABLE         UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
   ---------------------------- ------------------- -------------------- ---------------- ------------------
   Matthew S. Galvez                    860,000                -0-                $-0-             $-0-
   ---------------------------- ------------------- -------------------- ---------------- ------------------
   David P. Gienapp                      53,333            71,667                 $-0-             $-0-
   ---------------------------- ------------------- -------------------- ---------------- ------------------

(a) Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the American Stock Exchange at the end of 2000 and the option exercise price.

EMPLOYMENT AGREEMENT

         Mr. Galvez is a party to an employment agreement with the Company that provides for Mr. Galvez to serve as the President and Chief Executive Officer of the Company for an annual base salary from October 1, 1998 through April 15, 1999 of $135,000, and from April 16, 1999 through December 31, 2001 of $200,000.
In addition to bonuses that may be awarded from time to time by the Board, Mr. Galvez was also entitled to a one-time performance bonus of $50,000 under the agreement at such time as the Company shall have first achieved any three consecutive months of positive net income before taxes. Other benefits to which he is currently entitled under the agreement include a term life insurance policy, an automobile allowance and the right to participate in the Company's employee benefit plans and stock compensation plans along with the Company's other officers or employees. The agreement may be terminated at any time by the Company if (i) Mr. Galvez commits fraud, embezzles from the Company, willfully disregards the business and affairs of the Company after notice and time to cure or is convicted of any felony or any crime involving moral turpitude or fraud and (ii) the holders of 80% of the outstanding shares of Common Stock other than shares owned by Mr. Galvez are voted in favor of terminating his employment for cause. The agreement may also be terminated by the Company without cause upon 60 days notice or if Mr. Galvez becomes disabled, may be terminated by Mr. Galvez upon 90 days notice, and automatically terminates in the event of Mr. Galvez's death. If employment is terminated without cause, Mr. Galvez is entitled to continue receiving his base salary and coverage under Company benefit plans for the longer of one year or the remaining term of the agreement and to receive a bonus equal to the average of the last two quarterly performance bonuses paid to him. Mr. Galvez has agreed not to compete with the Company for two years after termination unless his employment is terminated without cause or a change in control of the Company has occurred.

COMPENSATION OF DIRECTORS

         Each director who is not an officer or employee of the Company is eligible to receive for his services as such a fee of $1,000 per meeting attended and $500 for each committee meeting attended. Committee chairmen receive an additional $250 for each committee meeting. The directors waived the director fees for meetings held during quarterly periods during which the Company reported a loss from operations, which, for 2000, were all quarters. Directors who are officers or employees of the Company receive no additional compensation for their service as a director, although they are reimbursed for their reasonable travel expenses when meetings are held in a location other than the metropolitan area in which they reside.

         In addition, the Company has a 1993 Directors Stock Option Plan (the "Directors Plan"). Pursuant to the provisions of the Directors Plan, each director is automatically and without discretion awarded options to purchase 4,500 shares of Common Stock, with an exercise price equal to 110% of the fair market value per share on the grant date, beginning on the date of the Company's 2000 annual meeting of shareholders and every three years thereafter. The options are exercisable annually in increments of 33 1/3% beginning on the grant date, the first anniversary of the date of the grant and the second anniversary of the grant. All options granted under the Directors Plan expire on the fifth anniversary of the date the option was granted. The ability to exercise these options may be accelerated in the event of a change in control of the Company (as defined in the Directors Plan). Options to purchase a total of 31,500 were granted under the Directors Plan to the Company's seven non-employee directors on May 23, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of March 31, 2001 with respect to the beneficial ownership of Common Stock by each board nominee, each other current director, each executive officer named in the Summary Compensation Table under "Item 10 - Executive Compensation", all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding Common Stock (each, a "5% Owner"). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.


Name                                       Number of Shares              Percent of Class (13)
----                                       ----------------              ---------------------
Directors and Management:
James A. Nichols                             2,081,155 (1)                        13.4%
Stephen E. Globus                            1,283,735 (2)                         8.3%
Hugo E. Braun                                1,701,449 (3)                        10.6%
Matthew S. Galvez                              860,100 (4)                         5.3%
David P. Gienapp                                95,193 (5)                           *
Garnel F. Graber                                66,966 (6)                           *
Joseph J. Fitzsimmons                           25,108 (7)                           *
James H. Wicker                                  4,000 (8)                           *
All directors and executive
  officers as group (8 persons)              5,517,706 (9)                        36.5%

5% Owners:
Michael L. Hershey                           1,518,796 (10)                        9.8%
J. Eric May, Trustee Under
   Declaration of Trust                      1,493,425 (11)                        9.6%
Dennis A. Sierk                              1,415,620 (12)                        9.2%

----------------
*        Less than one percent.

(1) The shares shown in the table for Mr. Nichols include (i) 1,737,704 shares owned outright, and (ii) 244,451 shares owned by an investment club of which Mr. Nichols is a member, (iii) currently exercisable warrants, dated March 30, 2001, to purchase 100,000 shares, and (iv) options to purchase 3,000 shares which are currently exercisable or are exercisable within sixty days. Mr. Nichols' address is 3707 West Maple Road, Bloomfield Hills, MI 48301.

(2) The shares shown in the table for Mr. Globus include (i) 255,062 shares owned outright by Mr. Globus, (ii) 672,358 shares owned by companies and partnerships over which Mr. Globus exercises voting and investment power, (iii) 343,315 shares owned by certain relatives of Mr. Globus over which Mr. Globus exercises beneficial ownership, and (iv) options to purchase 3,000 shares which are currently exercisable or are exercisable within sixty days. Mr. Globus' address is 44 West 24th Street, New York, NY 10010.

(3) The shares shown in the table for Mr. Braun include (i) 1,050,000 shares owned by North Coast Technology Investors L.P. and Access Venture Fund L.P., of which Mr. Braun is a partner, (ii) options to purchase 19,664 shares which are currently exercisable or are exercisable within sixty days, (iii) currently exercisable warrants, dated March 30, 2001, to purchase 500,000 shares, and (iv) currently exercisable warrants to purchase 131,785 shares pursuant to a Term Loan and Warrant Purchase Agreement dated November 7, 1995 between the Company and Onset BIDCO, Inc., of which Mr. Braun is an officer. If such warrants were exercised, Mr. Braun would have sole voting rights and shared investment power with respect to the underlying shares. The address for Mr. Braun and North Coast Technology Investors L.P. is 206 South Fifth Avenue, Suite 550, Ann Arbor, MI 48104.

(4) The shares shown in the table for Mr. Galvez include (i) 100 shares owned outright, and (ii) options to purchase 860,000 shares which are currently exercisable or are exercisable within sixty days. Mr. Galvez's address is 5840 Interface Drive, Ann Arbor, MI 48103.

(5) The shares shown in the table for Mr. Gienapp include (i) 41,860 shares owned outright, (ii) options to purchase 53,333 shares which are currently exercisable or are exercisable within sixty days.

(6) The shares shown in the table for Mr. Graber include (i) 14,302 shares owned outright, and (ii) options to purchase 52,664 shares which are currently exercisable or are exercisable within sixty days.

(7) The shares shown in the table for Mr. Fitzsimmons include (i) 10,000 shares of Common Stock owned outright, and (ii) options to purchase 15,108 shares which are currently exercisable or are exercisable within sixty days.

(8) The shares shown in the table for Mr. Wicker include (i) 1,000 shares of Common Stock owned outright, and (ii) options to purchase 3,000 shares which are currently exercisable or are exercisable within sixty days.

(9) The shares shown in the table for all current directors and executive officers as a group include the shares described in footnotes (1) through (8).

(10) The shares shown in the table for Mr. Hershey include (i) the 1,493,425 shares owned by J. Eric May, Trustee Under Declaration of Trust (over which Mr. Hershey may exercise voting and investment power), and (ii) 25,371 shares owned outright by Mr. Hershey. Mr. Hershey's address is c/o Landis Associates, Inc., 400 West Ninth Street, Suite 100, Wilmington, DE 19801.

(11) The shares shown in the table for Mr. May include 1,493,425 shares owned by J. Eric May, Trustee Under Declaration of Trust, over which Mr. Hershey may exercise voting and investment power. Mr. May's address is c/o Wilmington Trust Company, 1100 North Market Street, Wilmington, DE 19890.

(12) The shares shown in the table for Mr. Sierk include 1,145,620 shares owned by Mr. Sierk and his wife, such shares being acquired as a portion of the purchase price of Optimation, Inc. by the Company on March 29, 2001. Mr. Sierk's address is 2800 Bob Wallace Avenue, Suite L3, Huntsville, AL 35805.

(13) For purposes of calculating the percentage of Common Stock beneficially owned by each person, the shares issuable upon exercise of options and warrants held by such person are considered outstanding and added to the shares of Common Stock actually outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As approved by shareholders at the 1999 annual meeting, in connection with the Company's private placement of Common Stock, the Company sold promissory notes convertible into Common Stock at $.25 per share as of December 1, 1998 and shares of Common Stock at $1.00 per share on April 7, 1999 to Steven Globus and his affiliates, James Nichols and his affiliates and Michael Hershey (for the account of J. Eric May, Trustee under Declaration of Trust) in the following amounts:


                                       Stephen E.         James A.      Michael L. Hershey /
                                         Globus            Nichols      J. Eric May, Trustee
                                         ------            -------      --------------------
Principal amount of Notes              $  250,000       $  350,000            $  250,000
Accrued interest on Notes              $    6,089       $    7,789            $    5,563
Shares received upon conversion         1,024,356        1,431,155             1,022,253
Shares purchased                               -0-         375,000                    -0-

         Both the principal amount of the notes and accrued interest were converted into Common Stock. Amounts reflected in the table for Mr. Globus include transactions with Mr. Globus, his brother and a partnership controlled by Mr. Globus and his brother. Amounts reflected in the table for Mr. Nichols include the transactions with Mr. Nichols and with an investment club in which he is a member. Amounts reflected in the table for Mr. Hershey are all for the account of a trust controlled by J. Eric May, over which trust Mr. Hershey may exercise voting and investment power. Messrs. Globus and Nichols are directors of the Company and Mr. Hershey is a former director.

         In December 2000, the Company completed a private placement of 760,000 shares of Common Stock at $1.25 per share to certain accredited investors, including (i) North Coast Technology Investors L.P., a limited partnership of which Hugo E. Braun, a director of the Company, is a partner, (ii) James A. Nichols, a director of the Company, and an investment club of which Mr. Nichols is a member, and (iii) a partnership in which Stephen E. Globus, a director of the Company, is a partner. The $1.25 price per share exceeded the $0.65 fair market value of the Common Stock at the time of the sale. The amount of Common Stock purchased and the total purchase price are as follows:


                                                       Hugo E.         James A.         Stephen E.
                                                        Braun           Nichols           Globus
                                                        -----           -------           ------
Shares purchased                                       550,000           140,000           50,000
Total purchase price                                  $687,500          $175,000          $62,500

         In March and April 2001, the Company completed a sale of $1.2 million principal amount of convertible subordinated promissory notes and warrants to purchase a total of 800,000 shares of Common Stock to certain accredited investors, including (i) North Coast Technology Investors L.P., a limited partnership of which Hugo E. Braun, a director of the Company, is a partner, and
(ii) James A. Nichols, a director of the Company, and an investment club of which Mr. Nichols is a member. The Notes, which are secured by a second lien on the Company's assets and are subordinated in right of payment to the Company's bank lender, bear interest at 10% and are due on August 31, 2001. The Notes will become immediately due and payable in full if the issuance of the shares underlying the notes is not approved on or before May 31, 2001. The Notes are prepayable at any time without penalty upon prior written notice as provided in the Notes. The holders of the Notes are not permitted to transfer them without the Company's prior written consent. The amount of convertible subordinated promissory notes and warrants purchased to related parties are as follows:


                                                                        Hugo E.          James A.
                                                                         Braun            Nichols
                                                                         -----            -------
Convertible Subordinated Promissory Notes purchased                     $750,000         $150,000
Warrants purchased                                                       500,000          100,000


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEMATRON CORPORATION


By:      /s/ David P. Gienapp                                        Dated: May 3, 2001
         ---------------------------------------------------------
         David P. Gienapp
         Vice President - Finance and Administration and Treasurer