Form 10QSB
period 2001-03-31
NEMATRON CORP
filed 2001-05-07
CIK 892832

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

                  For the quarterly period ended MARCH 31, 2001


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       No par value Common Stock: 14,453,296 OUTSTANDING AS OF MAY 4, 2001

Transitional Small Business Disclosure Format:  [ ] YES    [X] NO
================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                        MARCH 31,      DECEMBER 31,
                                                                          2001             2000
                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                         $     65,061    $     74,712
     Accounts receivable, net of allowance for doubtful
         accounts of $86,000 at March 31, 2001, and $ 78,000
         at December 31, 2000                                             5,376,703       5,407,593
     Inventories (Note 3)                                                 2,932,435       1,956,255
     Prepaid expenses and other current assets                              331,108         315,556
                                                                       ------------    ------------
              Total current assets                                        8,705,307       7,754,116
Property and equipment, net of accumulated depreciation
         of $6,802,035 at March 31, 2001 and $6,703,078 at
         December 31, 2000                                                2,464,047       2,544,041
Other assets:
     Software and related development costs, net of amortization of  $3,076,216 at March 31, 2001, and $2,805,592 at
         December 31, 2000                                                3,282,389       3,369,660
     Other intangible assets, net of amortization of $2,693,667 at
         March 31, 2001 and $2,589,652 at December 31, 2000               3,943,449       3,212,345
                                                                       ------------    ------------
              Net other assets                                            7,225,838       6,582,005
                                                                       ------------    ------------

              Total assets                                             $ 18,395,192    $ 16,880,162
                                                                       ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable to bank (Note 4)                                    $  2,295,791    $  2,059,318
     Accounts payable                                                     1,672,310       1,642,039
     Deferred revenue and other accrued expenses                          2,378,847       2,011,825
     Convertible subordinated debt (Note 5)                                 788,000               -
     Current maturities of long-term debt (Note 6)                        1,042,321       3,953,908
                                                                       ------------    ------------
              Total current liabilities                                   8,177,269       9,667,090
Long-term debt, less current maturities (Note 6)                          2,715,001               -
                                                                       ------------    ------------
              Total liabilities                                          10,892,270       7,113,036
Shareholders' equity:
     Common stock, no par value, 30,000,000 shares authorized;
         shares issued and outstanding: 15,453,296 at March 31, 2001
         and 13,969,616 at December 31, 2000                             32,204,089      30,892,089
     Accumulated comprehensive loss                                          (5,995)         (1,606)
     Accumulated deficit                                                (24,695,172)    (23,677,411)
                                                                       ------------    ------------
              Total shareholders' equity                                  7,502,922       7,213,072
                                                                       ------------    ------------

              Total liabilities and shareholders' equity               $ 18,395,192    $ 16,880,162
                                                                       ============    ============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

                                                      QUARTER ENDED MARCH 31,
                                                    ----------------------------
                                                        2001             2000
                                                    (UNAUDITED)      (UNAUDITED)

Net revenues                                        $  4,785,350    $  5,238,888
Cost of revenues                                       3,962,713       3,621,234
                                                    ------------    ------------
              Gross profit                               822,637       1,617,654
Operating expenses:
     Product development costs                           114,356         125,326
     Selling, general and administrative expenses      1,556,442       1,713,342
                                                    ------------    ------------
              Total operating expenses                 1,670,798       1,838,668
                                                    ------------    ------------
              Operating loss                            (848,161)       (221,014)
Other income (expense):
     Interest expense                                   (170,126)        (75,612)
     Sundry income (expense), net                            524         374,884
                                                    ------------    ------------
              Total other income (expense)              (169,603)        299,273
                                                    ------------    ------------
Income (loss) before income tax benefit               (1,017,763)         78,259
Income tax benefit (Note 7)                                    -          10,800
                                                    ------------    ------------

Net income (loss)                                   $ (1,017,763)   $     89,059
                                                    ============    ============

Earnings (loss) per share (Note 8):
     Basic                                          $      (0.07)   $       0.01
                                                    ============    ============
     Diluted                                        $      (0.07)   $       0.01
                                                    ============    ============
Weighted average shares outstanding:
     Basic                                            14,002,587      12,605,430
                                                    ============    ============
     Diluted                                          14,002,587      13,292,279
                                                    ============    ============



                      NEMATRON CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

                                        QUARTER ENDED MARCH 31,
                                       --------------------------
                                           2001          2000
                                       (UNAUDITED)    (UNAUDITED)

Net income (loss)                      $(1,017,763)   $    89,059
Other comprehensive loss - foreign
     currency translation adjustment        (4,387)        (6,653)
                                       -----------    -----------
Comprehensive income (loss)            $(1,022,150)   $    82,406
                                       ===========    ===========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

                                                                          QUARTER ENDED MARCH 31,
                                                                        --------------------------
                                                                            2001          2000
                                                                        (UNAUDITED)    (UNAUDITED)

Cash flows from operating activities:
     Net income (loss)                                                  $(1,017,761)   $    89,059
     Adjustments to reconcile net income to net cash flows
      provided by operating activities:
         Depreciation and amortization                                      509,344        452,136
         Deferred income tax benefit                                              -        (10,800)
         Loss on disposal of property                                         2,291          3,131
         Gain on sale of domain name                                              -       (375,000)
         Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                           212,983      1,755,587
              Inventories                                                   442,139        (78,071)
              Prepaid expenses and other current assets                     (10,660)         2,525
              Accounts payable                                              (66,914)      (788,964)
              Deferred revenue and accrued expenses                         (33,312)      (357,580)
                                                                        -----------    -----------
              Net cash provided by operating activities                      38,110        692,023
                                                                        -----------    -----------

Cash flows from investing activities:
     Acquisition of Optimation, Inc., net of cash acquired                 (278,877)             -
     Additions to capitalized software development costs                   (183,353)      (190,946)
     Additions to property and equipment                                    (16,591)       (82,994)
     Proceeds from sale of domain name                                            -        375,000
     Proceeds from disposals of property and equipment                           50          2,751
                                                                        -----------    -----------
              Net cash provided by (used in) investing activities          (478,771)       103,811
                                                                        -----------    -----------

Cash flows from financing activities:
     Proceeds from issuance of convertible subordinated notes
         and warrants (Note 5)                                            1,100,000              -
     Payments of long-term debt                                            (261,076)       (61,811)
     Payments of deferred financing fees                                          -         (7,536)
     Decrease in notes payable to bank                                     (403,527)             -
                                                                        -----------    -----------
              Net cash provided by (used in) financing activities           435,397        (69,347)
                                                                        -----------    -----------

Foreign currency translation effect                                          (4,387)        (6,653)
                                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents                         (9,651)       719,834
Cash and cash equivalents at beginning of period                             74,712        356,668
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $    65,061    $ 1,076,502
                                                                        ===========    ===========

                                                         Continued on next page.

                      NEMATRON CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

                                                                  QUARTER ENDED MARCH 31,
                                                                 -------------------------
                                                                   2001           2000
                                                                (UNAUDITED)    (UNAUDITED)
Non-cash financing and investing activities:
     Fair value of assets acquired from Optimation, Inc.,
         including goodwill                                     $ 2,459,727
     Less liabilities assumed                                    (1,180,850)
     Less common stock issued                                    (1,000,000)
                                                                -----------
         Net cash paid for Optimation, Inc. (Note 2)            $   278,877
                                                                ===========
     Increase in property and debt resulting from capitalized
         lease obligation                                       $         -    $    13,212
Supplemental disclosures of cash flow information:
     Cash paid for interest                                         180,159         86,720
     Cash paid for income taxes                                           -              -

                      NEMATRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Limited, a United Kingdom corporation, Nematron Canada Inc., a Canadian corporation, A-OK Controls Engineering, Inc. ("A-OK Controls"), a Michigan corporation, and Optimation, Inc. ("Optimation"), an Alabama corporation. All significant intercompany transactions and balances have been eliminated in consolidation. The Company acquired 100% of the equity of A-OK Controls effective at the close of business on June 30, 2000, and acquired 100% of the equity of Optimation effective at the close of business on March 30, 2001. Accordingly, the consolidated balance sheet at March 31, 2001 includes the balance sheets of both A-OK Controls and Optimation, while the consolidated statements of operations for the three months ended March 31, 2000 exclude the operations of both A-OK Controls and Optimation and the consolidated statements of operations for the three months ended March 31, 2001 exclude the operations of Optimation.

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

The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - ACQUISITIONS

Acquisition of A-OK Controls

On June 30, 2000, the Company completed its acquisition of A-OK Controls, an Auburn Hills, Michigan-based provider of automation control engineering and system integration services. The Company recorded this transaction using the purchase method of accounting.

The purchase price was approximately $4,538,000, including expenses of approximately $186,000. Under the terms of the related Stock Purchase Agreement, the Company issued 604,186 shares of its Common Stock to the former A-OK Controls shareholder in exchanges for 100% of the outstanding equity of A-OK Controls. Additionally, the Company paid the former shareholder of A-OK Controls $2,750,000 cash and agreed to pay the remaining amount of $352,000 after December 31, 2000. In connection with the Stock Purchase Agreement, the Company also entered into a three-year employment agreement and a five-year agreement not to compete with A-OK Controls' former shareholder.

The allocation of the total purchase price to assets acquired and liabilities assumed as of the June 30, 2000 acquisition date are as follows:

                  Cash                                         $     42,000
                  Other current assets                            3,490,000
                  Equipment                                         611,000
                  Intangible assets, including goodwill           2,559,000
                  Current notes payable                          (1,420,000)
                  Other current liabilities                        (675,000)
                  Long-term debt                                   (109,000)
                                                               ------------
                  Total purchase price - A-OK Controls         $  4,538,000
                                                               ============

Acquisition of Optimation

On March 30, 2001, the Company completed its acquisition of Optimation, a Huntsville, Alabama-based company that develops, produces and markets industrial communications and display products for industrial automation. The Company recorded this transaction using the purchase method of accounting.

The purchase price was approximately $1,660,000, including expenses of approximately $60,000. Under the terms of the related Stock Purchase Agreement, the Company issued 1,483,680 shares of its Common Stock to the former Optimation shareholders in exchanges for 100% of the outstanding equity of Optimation. Additionally, the Company paid the former Optimation shareholders $300,000 and agreed to pay the former Optimation shareholders $300,000 ninety days after the acquisition. In connection with the Stock Purchase Agreement, the Company also entered into three-year employment agreements and three-year agreements not to compete with Optimation's president and vice-president, both of whom were Optimation shareholders.

The allocation of the total purchase price to assets acquired and liabilities assumed as of the March 30, 2001 acquisition date are as follows:

                  Cash                                         $     21,000
                  Other current assets                            1,605,000
                  Equipment                                          19,000
                  Intangible assets, including goodwill             835,000
                  Current notes payable                            (640,000)
                  Other current liabilities                        (137,000)
                  Long-term debt                                    (43,000)
                                                               ------------
                  Total purchase price - Optimation            $  1,660,000
                                                               ============


The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of A-OK Controls and Optimation had occurred on January 1, 2000, the earliest period presented in this Form 10-QSB, and does not purport to be indicative of either what would have occurred had the acquisition of A-OK Controls and Optimation actually been consummated at that date or the Company's future results of operations:

                                             Three Months Ended March 31,
                                           --------------------------------
                                              2001                  2000
                                              ----                  ----
         Revenues                          $ 5,196,000           $8,242,000
         Net income (loss)                  (1,019,000)             371,000
         Income (loss) per share, diluted  $     (0.07)          $     0.02

NOTE 3 - INVENTORIES

Inventories consist of the following at March 31, 2001 and December 31, 2000:


                                                                           MARCH 31,       DECEMBER 31,
                                                                             2001             2000
      Purchased parts and accessories                                     $2,355,743       $1,544,890
      Work in process                                                        131,833          105,742
      Finished goods, demo units and service stock                           444,859          305,623
                                                                          ----------       ----------

          Total Inventory                                                 $2,932,435       $1,956,255
                                                                          ==========       ==========


NOTE 4 - NOTES PAYABLE TO BANK

The Company and its subsidiary, A-OK Controls, are parties to two loan and security agreements (the "Agreements") with a Wisconsin-based bank. The Agreements have been amended through April 12, 2001. The Agreements provide for a total of $6.0 million in two lines of credit, a $2.9 million term loan and a $1.5 million special accommodation advance for the purpose of the Company's acquisition of A-OK Controls. The Agreements provide for credit facilities through November 2003, and may be extended for an additional one-year period at the option of the Company, unless the lender gives prior notice of termination.

The amount available under the lines of credit are limited by a borrowing formula that allows for advances up to a maximum of the sum of specified percentages of eligible accounts receivable, less the amount, if any, of outstanding letters of credit issued by the Company. Based upon such borrowing formula, approximately $937,000 of the available lines are eligible for advance at March 31, 2001. Amounts borrowed under the lines of credit facility total $1,655,791 at March 31, 2001, and such borrowings bear interest at the prime rate plus 2.5% (10.5% effective rate at March 31, 2001). The lines of credit and the term loans (see Note 6) are collateralized by substantially all assets of the Company and a mortgage on the Company's Ann Arbor facility.

The Company's wholly-owned subsidiary, Optimation, is party to a loan and security agreement with an Alabama-based bank. The agreement provides for a total line of credit of $640,000. Amounts borrowed under the line of credit facility total $640,000 at March 31, 2001, and such borrowings bear interest at the prime rate plus .25% (8.75% effective rate at March 31, 2001). The agreement provides for line of credit facility through June 30, 2001. The line of credit is collateralized by substantially all assets of Optimation.


NOTE 5 - CONVERTIBLE SUBORDINATED DEBT

In March 2001, the Company sold $1,100,000 of principal amount of convertible subordinated promissory notes, bearing interest at 10% per annum ("Subordinated Notes") and warrants to purchase a total of 733,333 shares of Common Stock ("Warrants"). In April 2001, the Company sold $100,000 of Subordinated Notes and Warrants for 66,667 shares of Common Stock. The Subordinated Notes are due August 31, 2001 and may be prepaid at any time prior to maturity. The Company intends to complete a private offering of equity securities by August 31, 2001. If such offering is completed, the Noteholders may convert the principal amount of the Subordinated Notes and accrued interest thereon into the same class of shares that the Company issues in such offering at a conversion price per share equal to the offering price per share of the shares sold in such offering. The Subordinated Notes become due and payable immediately if the issuance of the shares into which the Subordinated Notes may be converted is not approved by shareholders of the Company by May 31, 2001. If the Company does not complete an equity financing pursuant to which it receives gross proceeds of at least $5 million by August 31, 2001 (the "Proposed Equity Offering"), the noteholders may convert the principal amount of the Subordinated Notes and accrued interest thereon into shares of Common Stock at $0.30 per share. However, if the daily closing price of the Common Stock, as traded on the American Stock Exchange, falls below $0.30 per share for five consecutive days, the conversion price will be adjusted downward to the lowest price during such five trading day period.

The Warrants, which are non-assignable, allow the holders to purchase Common Stock at $0.30 per share (the "Per Share Warrant Price") at any time until March 31, 2006. If at any time prior to the exercise of the Warrant the daily closing price of the Common Stock, as traded on the American Stock Exchange, falls below the Per Share Warrant Price for five consecutive days, the Per Share Warrant Price will be adjusted downward to the lowest price during such five trading day period. In the event that the Company completes the Proposed Equity Offering at less than the Per Share Warrant Price, the holders have the option to exchange the Warrant for a warrant to purchase a greater number of shares based on the difference between the Per Share Warrant Price and the Proposed Equity Offering price per share. Because the Per Share Warrant Price was less than the closing price of the Common Stock, as traded on the American Stock Exchange, on the dates the notes were sold, the Warrants were ascribed a value of $312,000 and such amount was credited to shareholders equity, and the subordinated notes were ascribed a value of $788,000. The value of the beneficial conversion will be charged to interest over the life of the note, resulting in a total charge to interest expense of $312,000 between April 1, 2001 and August 31, 2001.


NOTE 6 - LONG-TERM DEBT

The bank agreements governing the lines of credit (see Note 4) and the term loans, contain several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the Agreements also prohibit the payment of dividends, limit the amount of annual capital expenditures and include other restrictive covenants. On March 1, 2001, the bank agreements were amended to reduce the available lines of credit from $8.0 million to $6.0 million. On April 12, 2001, the Agreements were further amended and the covenant violations that existed at December 31, 2001 and at the date of the amendment were waived effective December 31, 2000, new covenants were established and the credit facility was extended for an additional one-year period.

The Company's wholly-owned subsidiary, Optimation, has a debt obligation due to an individual totaling $43,333. The promissory note bears interest at 15% per annum and is due in two remaining installments of $21,667 on April 30 and May 30, 2001.

Long-term debt includes the following debt instruments at March 31, 2001 and December 31, 2000:

                                                                          MARCH 31,       DECEMBER  31,
                                                                             2001            2000
      Term note payable to a bank, interest at prime plus 2.5% (10.5%
          effective rate as of March 31, 2001), payable in monthly
          installments of $16,111 through November 2002 at which
          time any remaining principal and interest thereon is due       $ 2,658,333      $ 2,706,667

      Term note payable to a bank, interest at prime plus 3.0%, (11.0%
          effective rate as of March 31, 2001), payable in monthly
          installments of $62,500 through August 2002 at which time
          the remaining principal and interest thereon is due              1,000,000        1,187,500

      Capitalized lease obligations and other notes                           98,989           59,741
                                                                         -----------      -----------

          Total long-term debt                                             3,757,322        3,953,908

      Less current maturities                                             (1,042,321)      (3,953,908)
                                                                         -----------       ----------

      Long-term debt, less current maturities                            $ 2,715,001      $       -0-
                                                                         ===========      ===========


NOTE 7 - TAXES ON INCOME

The current tax benefits computed for the three-month period ended March 31, 2000 reflects the tax benefit associated with the amortization of non-deductible acquired intangible assets during the same period.

The Company has net operating loss carryforwards ("NOLs") of approximately $20.2 million that may be applied against future taxable income. The NOLs expire in varying amounts from 2004 and through 2020. Utilization of these NOLs is subject to annual limitations under current Internal Revenue Service regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the NOLs. Realization of net deferred tax assets associated with the NOLs is dependent upon generating sufficient taxable income prior to their expiration.


NOTE 8 - EARNINGS PER SHARE

Earnings per share ("EPS") is as follows:

                                      Income (Loss)     Shares      Per Share
                                       (Numerator)   (Denominator)    Amount
                                      -------------  -------------  ---------
Three Months Ended March 31, 2001:
Basic EPS:
Net loss                               $(1,017,763)    14,002,587   $  (0.07)
Effect of Dilutive Securities:
Options                                          -              -      (0.00)
                                       -----------    -----------   --------
Diluted EPS:
Net loss available to common
shareholders plus assumed conversion   $(1,017,763)    14,002,587   $  (0.07)
                                       ===========    ===========   ========

Three Months Ended March 31, 2000:
Basic EPS:
Net income                             $    89,059     12,605,430   $   0.01
Effect of Dilutive Securities:
Options                                          -        686,849      (0.00)
                                       -----------    -----------   --------
Diluted EPS:
Net income available to common
shareholders plus assumed conversion   $    89,059     13,292,279   $   0.01
                                       ===========    ===========   ========

For the three months ended March 31, 2001, 2,318,492 options and 931,011 warrants were outstanding but were not included in the computation of diluted EPS because the inclusion of these securities would have an antidilutive effect on loss per share during the three-month period ended March 31, 2001. The options expire on various dates between 2003 and 2010, and the warrants expire between October 2002 and March 2006.

For the three months ended March 31, 2000, 129,406 options and 197,678 warrants were outstanding but were not included in the computation of diluted EPS because the exercise prices of the excluded options and warrants were greater than the average market price of the Common Stock during the period. The options expire on various dates between 2003 and 2009, and the warrants expire in October 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2000

         Net revenues for the first quarter of 2001 decreased $454,000 (8.7%) to $4,785,000 compared to $5,239,000 for the comparable period last year. The decrease is attributable to a decrease in sales of bundled Industrial Control Computers ("ICCs"), unbundled ICCs and software, partially offset by increased revenues from services and system integration, including $1,900,000 attributable to the revenues of A-OK Controls which the Company acquired on June 30, 2000. Deliveries of bundled ICC products under the Company's major supply program with an automotive company (the "major supply program") were $1,200,000 less in the current period compared to the same period last year because of the major supply program terminated at the end of 2000. Management expects that net revenues for the last nine months of 2001 will be comparable to the year earlier period based on the current order rate and scheduled deliveries.

         Gross profit for the first quarter of 2001 decreased $795,000 (49.1%) to $822,000 compared to $1,618,000 for the comparable period last year. Gross profit as a percentage of sales in the first quarter of 2001 was 17.2% compared to 30.9% in the comparable period last year. The decrease in the gross profit percentage results from a higher percentage of sales of lower margin products in the current period compared to the comparable period last year, including the effect of the significant decrease in sales of bundled ICC products under the major supply program. Management expects that gross profit margins will remain relatively constant throughout the year as the mix of sales in the remaining quarters of 2001 is expected to be similar to the sales mix experienced in the first quarter of the year based on the current backlog and scheduled releases.

         Product development expenses for the first quarter of 2001 decreased $11,000 (8.8%) to $114,000 compared to $125,000 for the comparable period last year. The decrease is attributable to a more efficient and effective development staff in the current period compared to the year earlier period. Management expects that product development expenses will increase slightly in the remaining quarters of 2001 as staff and development efforts are planned to increase above current levels.

         Selling, general and administrative expenses for the first quarter of 2001 decreased $157,000 (9.2%) to $1,556,000 compared to $1,713,000 for the comparable period last year and decreased as a percentage of net revenue to 32.5% in the first quarter of 2001 from 32.7% in the comparable period of 2000. The decrease results primarily from more efficient marketing and sales initiatives during the current quarter compared to the comparable period last year. Management expects that selling, general and administrative expenses will increase slightly in the remaining quarters of 2001 because of an expansion of its marketing and sales initiatives compared to current activities.

         Interest expense for the first quarter of 2001 increased $95,000 (125.0%) to $170,000 compared to $76,000 for the comparable period last year. The increase results primarily from higher average borrowing levels due to cash needs in light of current operating results.

         Sundry income for the first quarter of 2001 decreased by $374,000 to $1,000 compared to $375,000 in the comparable period last year during which period the Company sold a domain name during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Primary sources of liquidity are cash generated from operations, short term subordinated debt and the Company's two secured lines of credit that total $6.0 million. As of March 31, 2001, the Company had $1,655,791 outstanding under the lines of credit and approximately $937,000 of additional borrowing capacity available under such credit lines. As of April 30, 2001, the Company had borrowed $1,417,000 under the lines of credit and had $761,000 of additional borrowing capacity under those lines of credit. On March 1, 2001, the principal bank agreements governing the lines of credit were amended to reduce the available lines of credit from $8.0 million to $6.0 million. On April 12, 2001, the bank agreements were further amended and the covenant violations that existed at December 31, 2001 and at the date of the amendment were waived, new covenants were established and the credit facility due date was extended until November 2003. The Company also has a secured line of credit through its wholly-owned subsidiary, Optimation, with an Alabama-based bank. The agreement provides for a total line of credit of $640,000.

Amounts borrowed under the line of credit facility total $640,000 at March 31, 2001, and such borrowings bear interest at the prime rate plus .25% (8.75% effective rate at March 31, 2001). The agreement provides for a line of credit facility through June 30, 2001. The Company intends, prior to its June annual maturity date, to renew the Optimation credit line for an additional year.

         The Company's operations generated $38,000 of cash in the first quarter of 2001, including a $544,000 positive effect from changes in working capital items.

         In the short term, the Company will be required to repay its $1.2 million principal amount of Subordinated Notes unless such notes are converted by the holders. The Company also has commitments to make payments approximating $900,000 on term debt prior to year end. Management intends to complete an equity offering to accredited investors prior to August 31, 2001 whereby the Company would raise a minimum of $5 million, a portion of the proceeds of which would be applied to the repayment of the Subordinated Notes. If such offering is not completed, the Company expects the Subordinated Notes to be converted into Common Stock.

         Based upon the Company's existing working capital of $216,000, forecasted revenue and expense levels and forecasted line of credit availability, and assuming the conversion of the Subordinated to Common Stock, the Company believes it has sufficient liquidity to satisfy its liabilities as they become due. The Company believes that its long-term liquidity needs will be accomplished through the proceeds of the private equity offering it expects to complete on or prior to August 31, 2001.

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

"Item 2. Management's Discussion and Analysis or Plan of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

         - Uncertainties discussed elsewhere in "Management's Discussion and Analysis or Plan of Operation" and in "Description of Business" above;
         - The potential inability to raise additional equity or debt financing in a sufficient amount to sustain operations and allow management to execute its strategies;
         - The potential inability to modify bank covenants as it may be necessary from time to time;
         - The decline of economic conditions in general and conditions in the automotive manufacturing industry in particular;
         -    A reduction in demand for the Company's products and services;
         - The inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions;
         -    Changes in Company strategy;
         - The potential inability of the Company to utilize the new manufacturers representative sales channel to increase sales over prior year levels;
         - The ability of the Company to effectively and efficiently integrate the operations of acquired companies;
         -    Reductions in product life cycles;
         - Competitive factors (including the introduction or enhancement of competitive products);
         - Pricing pressures that may result in materially reduced selling prices for the Company's products;
         -    Component price increases;
         - Component availabilities and the availability of replacement or substitute components;
         -    Delays in introduction of planned hardware and software products;
         - Software defects and latent technological deficiencies in new products;
         -    Unforeseen increases in operating expenses;
         -    Adverse fluctuations in foreign exchange rates;
         - The inability to attract or retain sales and/or engineering talent;
         -    Changes in customer requirements; and
         -    Evolving industry standards.

                           PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 30, 2001, the Company sold $1,100,000 principal amount of convertible subordinated promissory notes, bearing interest at 10% per annum ("Subordinated Notes") and warrants to purchase a total of 733,333 shares of Common Stock ("Warrants"). On April 7, 2001, the Company sold $100,000 of Subordinated Notes and Warrants to purchase 66,667 shares of Common Stock. The Subordinated Notes are due August 31, 2001 and may be prepaid at any time prior to maturity. The Company intends to complete a private offering of equity securities by August 31, 2001. If such offering is completed, the noteholders may convert the principal amount of the Subordinated Notes and accrued interest thereon into the same class of shares that the Company issues in such offering at a conversion price per share equal to the offering price per share of the shares sold in such offering. The Subordinated Notes become due and payable immediately if the issuance of the shares into which the Subordinated Notes may be converted is not approved by shareholders of the Company by May 31, 2001. If the Company does not complete an equity financing pursuant to which it receives gross proceeds of at least $5 million by August 31, 2001 (the "Proposed Equity Offering"), the noteholders may convert the principal amount of the Subordinated Notes and accrued interest thereon into shares of Common Stock at $0.30 per share. However, if the daily closing price of the Common Stock, as traded on the American Stock Exchange, falls below $0.30 per share for five consecutive days, the conversion price will be adjusted downward to the lowest price during such five trading day period. The Warrants, which are non-assignable, allow the holders to purchase Common Stock at $0.30 per share (the "Per Share Warrant Price") at any time until March 31, 2006. If at any time prior to the exercise of the Warrant the daily closing price of the Common Stock, as traded on the American Stock Exchange, falls below the Per Share Warrant Price for five consecutive days, the Per Share Warrant Price will be adjusted downward to the lowest price during such five trading day period. In the event that the Company completes the Proposed Equity Offering at less than the Per Share Warrant Price, the holders have the option to exchange the Warrant for a warrant to purchase a greater number of shares based on the difference between the Per Share Warrant Price and the Proposed Equity Offering price per share. The Company issued the securities to accredited investors, without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder. The Company relied upon this exemption based upon the limited number of purchasers, the provision of financial and other information concerning the Company to the purchasers, investment representations made by the purchasers, the lack of general solicitation, and actions taken by the Company to restrict resale of the securities without registration, including the placement of restrictive legends on the share certificate.

         On March 30, 2001, in connection with the acquisition of 100% of the outstanding stock of Optimation, Inc., the Company issued 1,483,680 shares of its Common Stock in a private placement transaction with Optimation's shareholders, paid Optimation's shareholders $300,000 and agreed to pay Optimation's shareholders $300,000 within ninety days of the acquisition date. The Company issued the Common Stock to accredited investors, without registration under the Act, in reliance upon Section 4(2) of the Act [and Regulation D promulgated thereunder]. The Company relied upon this exemption based upon the limited number of purchasers, the provision of financial and other information concerning the Company to the purchasers, investment representations made by the purchasers, the lack of general solicitation, and actions taken by the Company to restrict resale of the securities without registration, including the placement of restrictive legends on the share certificate.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         On April 12, 2001, effective as of December 31, 2000, the Company received a waiver of various covenant violations under the agreements governing its lines of credit and term loans with its principal bank lender, which default had existed for more than 30 days. The bank and the Company also amended the provisions of the agreements as to which the Company was in violation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

(b) During the quarter ended March 31, 2001, the Company filed a report on Form 8-K dated as of January 5, 2001 reporting information under Item
         5. There were no financial statements filed with the report.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NEMATRON CORPORATION

                               BY:
MAY 7, 2001                    /S/ MATTHEW S. GALVEZ
-----------------------------  --------------------------------------------
DATE                           MATTHEW S. GALVEZ, PRESIDENT & CEO
                               (DULY AUTHORIZED OFFICER)

MAY 7, 2001                    /S/ DAVID P. GIENAPP
-----------------------------  --------------------------------------------
DATE                           DAVID P. GIENAPP, EXECUTIVE VICE PRESIDENT -
                               FINANCE & ADMINISTRATION
                               (CHIEF ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


Exhibit Number             Description of Exhibit

        2.1 Stock Purchase Agreement dated as of March 30, 2001 by and among Nematron Corporation, Optimation, Inc., Dennis A. Sierk, Sheila D. Sierk, Charles Garrett and Kerry Garrett.

        4.1 First Amendment to Amended and Restated Loan and Security Agreement dated as of March 1, 2001, by and between Nematron Corporation and LaSalle Business Credit, Inc., as Lender.

        4.2 First Amendment to Loan and Security Agreement dated as of March 1, 2001, by and between Nematron Corporation and A-OK Controls Engineering, Inc. and LaSalle Business Credit, Inc., as Lender.

        4.3 Second Amendment and Waiver to Amended and Restated Loan and Security Agreement dated as of April 12, 2001, by and between Nematron Corporation and LaSalle Business Credit, Inc., as Lender.

        4.4 Second Amendment and Waiver to Loan and Security Agreement dated as of April 12, 2001, by and between Nematron Corporation and A-OK Controls Engineering, Inc. and LaSalle Business Credit, Inc., as Lender.

        4.5 Security Agreement dated as of April 12, 2001, by Optimation, Inc. in favor of LaSalle Business Credit, Inc.

        4.6 Form of Convertible Subordinated Promissory Note dated between March 21 and April 6 2001, by and between Nematron Corporation and Noteholders, and schedule of Noteholders and amounts.

        4.7 Form of Warrant Agreement dated between March 21 and April 6 2001, by and between Convertible Subordinated Noteholders and Nematron Corporation, and schedule of amounts of Warrants by Warrant holder.

        4.8 Revolving Credit and Security Agreement dated July 9, 1999, by and between Optimation, Inc. and Compass Bank.

        4.9 Modification Agreement and Amendment to Loan Documents dated July 19, 2000, by and between Optimation, Inc. and Compass Bank.


        10.1 Employment Agreement between Dennis A. Sierk and Nematron Corporation dated as of March 30, 2001.