Form 10QSB
period 2001-06-30
NEMATRON CORP
filed 2001-07-27
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

      No par value Common Stock: 15,744,472 OUTSTANDING AS OF JULY 25, 2001

Transitional Small Business Disclosure Format:  [ ] YES    [X] NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                          JUNE 30,
                                                                            2001          DECEMBER 31,
                                                                         (UNAUDITED)          2000
                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                         $     150,664    $      74,712
     Accounts receivable, net of allowance for doubtful
         accounts of $86,000 at June 30, 2001 and  $78,000
         at December 31, 2000                                              4,743,093        5,407,593
     Inventories (Note 3)                                                  2,600,922        1,956,255
     Prepaid expenses and other current assets                               291,313          315,556
                                                                       -------------    -------------
              Total current assets                                         7,785,992        7,754,116
Property and equipment, net of accumulated depreciation
         of $7,077,471 at June 30, 2001 and $6,703,078 at
         December 31, 2000                                                 2,397,461        2,544,041
Other assets:
     Software and related development costs, net of amortization of  $3,340,521 at June 30, 2001 and $2,805,592 at
         December 31, 2000                                                 3,152,678        3,369,660
     Goodwill and other intangible assets, net of amortization of
         $2,820,855 at June 30, 2001 and $2,589,652 at
         December 31, 2000                                                 3,877,700        3,212,345
                                                                       -------------    -------------
              Net other assets                                             7,030,378        6,582,005
                                                                       -------------    -------------

              Total assets                                             $  17,213,831    $  16,880,162
                                                                       =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Notes payable to banks (Note 4)                                   $   2,325,468    $   2,059,318
     Accounts payable                                                      1,656,816        1,642,039
     Deferred revenue and other accrued expenses                           2,136,156        2,011,825
     Convertible subordinated debt (Note 5)                                1,063,200              -
     Current maturities of long-term debt (Note 6)                         3,459,583        3,953,908
                                                                       -------------    -------------
              Total current liabilities                                   10,641,223        9,667,090
Long-term debt, less current maturities (Note 6)                                 -                -
                                                                       -------------    -------------
              Total liabilities                                           10,641,223        9,667,090
Shareholders' equity:
     Common stock, no par value, 30,000,000 shares authorized;
         shares issued and outstanding: 15,744,472 at June 30, 2001
         and 13,969,616 at December 31, 2000                              32,512,088       30,892,089
     Accumulated comprehensive loss                                           (6,113)          (1,606)
     Accumulated deficit                                                 (25,933,367)     (23,677,411)
                                                                       -------------    -------------
              Total shareholders' equity                                   6,572,608        7,213,072
                                                                       -------------    -------------

              Total liabilities and shareholders' equity               $  17,213,831    $  16,880,162
                                                                       =============    =============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE-AND SIX-MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000

                                                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------            -------------------------
                                                                 2001               2000               2001               2000
                                                              (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Net revenues                                                  $  4,764,477       $  3,857,531       $  9,549,827       $  9,096,419
Cost of revenues                                                 3,755,279          2,886,791          7,717,992          6,508,025
                                                              ------------       ------------       ------------       ------------

              Gross profit                                       1,009,198            970,740          1,831,835          2,588,394
Operating expenses:
     Product development costs                                     123,764            133,018            238,120            258,344
     Selling, general, administrative                            1,733,400          1,534,276          3,289,842          3,247,619
                                                              ------------       ------------       ------------       ------------
     Total operating expenses                                    1,857,164          1,667,294          3,527,962          3,505,963
                                                              ------------       ------------       ------------       ------------

Operating loss                                                    (847,966)          (696,554)        (1,696,127)          (917,569)
Other income (expense):
     Interest expense                                             (397,392)           (72,013)          (567,518)          (147,625)
     Sundry income (expense)                                         7,164              3,285              7,690            378,169
                                                              ------------       ------------       ------------       ------------
     Total other income (expense)                                 (390,228)           (68,728)          (559,828)           230,544
                                                              ------------       ------------       ------------       ------------

Loss before income taxes                                        (1,238,194)          (765,282)        (2,255,955)          (687,025)
Income tax benefit (Note 7)                                            -0-             10,800                -0-             21,600
                                                              ------------       ------------       ------------       ------------

Net loss                                                      $ (1,238,194)      $   (754,482)      $ (2,255,955)      $   (665,425)
                                                              ============       ============       ============       ============

Per share amounts (Note 8):
     Basic and diluted                                        $      (0.08)      $      (0.06)      $      (0.15)      $      (0.05)
                                                              ============       ============       ============       ============
Weighted average shares
outstanding (Note 8):
     Basic and diluted                                          15,520,749         12,612,069         14,765,862         12,608,750
                                                              ============       ============       ============       ============

                      NEMATRON CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
        FOR THE THREE-AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                                                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------            -------------------------
                                                                 2001               2000               2001               2000
                                                              (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Net loss                                                       $(1,238,194)         $(754,482)       $(2,225,955)         $(665,425)
Other comprehensive income -
    equity adjustment from
    foreign translation                                               (118)           (12,603)            (4,507)           (19,256)
                                                               -----------          ---------        -----------          ---------

Comprehensive loss                                             $(1,238,312)         $(767,085)       $(2,260,462)         $(684,681)
                                                               ===========          =========        ===========          =========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE SIX-MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                              2001             2000
                                                                           (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
     Net loss                                                            $(2,255,955)     $  (665,425)
     Adjustments to reconcile net loss to net cash flows
     provided by operating activities:
         Depreciation                                                        267,688          312,951
         Amortization                                                        766,141          582,032
         Non-cash interest expense for beneficial conversion feature
              (Note 5)                                                       205,200              -
         Deferred income tax benefit                                             -            (21,600)
         Loss on disposal of equipment                                         2,308            6,464
         Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                            846,592        2,576,251
              Inventories                                                    773,652         (892,119)
              Prepaid expenses and other current assets                       28,333         (263,141)
              Accounts payable                                               (82,407)         (70,044)
              Deferred revenue and accrued expenses                         (276,002)        (621,959)
                                                                         -----------      -----------

              Net cash provided by operating activities                      275,550          943,410
                                                                         -----------      -----------

Cash flows from investing activities:
     Acquisition of A-OK Controls, Inc., net of cash acquired (Note 2)           -         (2,772,561)
     Acquisition of Optimation, Inc., net of cash acquired (Note 2)         (278,877)             -
     Additions to capitalized software development costs                    (317,946)        (362,399)
     Additions to property and equipment                                     (84,147)        (139,567)
     Proceeds from disposals of property and equipment                         1,983            2,750
                                                                         -----------      -----------

              Net cash used in investing activities                         (678,987)      (3,271,777)
                                                                         -----------      -----------

Cash flows from financing activities:
     Proceeds from issuance of convertible subordinated notes
         and warrants (Note 5)                                             1,200,000              -
     Proceeds from issuance of common stock                                  278,000              -
     Proceeds from long-term debt agreement                                      -          1,500,000
     Payments of long-term debt                                             (558,814)        (124,056)
     Increase (decrease) in notes payable to bank                           (373,850)         742,929
     Payments of deferred financing fees                                     (61,440)         (30,545)
                                                                         -----------      -----------

              Net cash provided by financing activities                      483,896        2,088,328
                                                                         -----------      -----------

Foreign currency translation effect                                           (4,507)         (19,256)
                                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents                          75,952         (259,295)

Cash and cash equivalents at beginning of period                              74,712          356,668
                                                                         -----------      -----------

Cash and cash equivalents at end of period                               $   150,664      $    97,373
                                                                         ===========      ===========


                                                         Continued on next page.

                      NEMATRON CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
                         FOR THE SIX-MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                              2001             2000
                                                                           (UNAUDITED)      (UNAUDITED)
Non-cash financing and investing activities:
     Fair value of assets acquired from Optimation, Inc.,
       including goodwill                                                 $2,459,727
     Less liabilities assumed                                             (1,180,850)
     Less common stock issued                                             (1,000,000)
                                                                          ----------

              Net cash paid for Optimation, Inc. (Note 2)                 $  278,877
                                                                          ==========

     Fair value of assets acquired from A-OK Controls,
       including goodwill                                                                  $6,291,086
     Less liabilities assumed                                                              (2,268,525)
     Less common stock issued                                                              (1,250,000)
                                                                                           ----------

              Net cash paid for A-OK Controls, Inc. (Note 2)                               $2,772,561
                                                                                           ==========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                 $334,429         $160,203
     Cash paid for income taxes                                                  -                -

                      NEMATRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         FOR THE SIX-MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000


NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Limited, a United Kingdom corporation, Nematron Canada Inc., a Canadian corporation, A-OK Controls Engineering, Inc. ("A-OK Controls"), a Michigan corporation, and Optimation, Inc. ("Optimation"), an Alabama corporation. All significant intercompany transactions and balances have been eliminated in consolidation. The Company acquired 100% of the equity of A-OK Controls and Optimation effective on June 30, 2000 and March 30, 2001, respectively (see Note
2). The consolidated condensed financial statements presented herein include the results of operations of A-OK Controls and Optimation since June 30, 2000 and March 31, 2001, respectively.

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

         The results of operations for the three- and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - ACQUISITIONS

         Acquisition of A-OK Controls

         On June 30, 2000, the Company completed its acquisition of A-OK Controls, an Auburn Hills, Michigan-based provider of automation control engineering and system integration services. The Company recorded this transaction using the purchase method of accounting.

         The purchase price was approximately $4,538,000, including expenses of approximately $186,000. Under the terms of the related A-OK Controls Stock Purchase Agreement, the Company issued 604,186 shares of its common stock to the former A-OK Controls shareholder in exchanges for 100% of the outstanding equity of A-OK Controls. Additionally, the Company paid the former shareholder of A-OK Controls $2,750,000 cash and agreed to pay the remaining amount of $352,000 after December 31, 2000. In connection with the A-OK Controls Stock Purchase Agreement, the Company also entered into a three-year employment agreement and a five-year agreement not to compete with A-OK Controls' former shareholder.

         The allocation of the total purchase price to assets acquired and liabilities assumed as of the June 30, 2000 acquisition date are as follows:

                  Cash                                          $    42,000
                  Accounts receivable and other current assets    3,490,000
                  Equipment                                         611,000
                  Intangible assets, including goodwill           2,559,000
                  Current notes payable                          (1,420,000)
                  Other current liabilities                        (675,000)
                  Long-term debt                                   (109,000)
                                                                -----------

                  Total purchase price - A-OK Controls          $ 4,538,000
                                                                ===========

         Acquisition of Optimation

         On March 30, 2001, the Company completed its acquisition of Optimation, a Huntsville, Alabama-based company that develops, produces and markets industrial communications and display products for industrial automation. The Company recorded this transaction using the purchase method of accounting.

         The purchase price was approximately $1,660,000, including expenses of approximately $60,000. Under the terms of the related Optimation Stock Purchase Agreement, the Company issued 1,483,680 shares of its common stock to the former Optimation shareholders in exchanges for 100% of the outstanding equity of Optimation. Additionally, the Company paid the former Optimation shareholders $300,000 and agreed to pay the former Optimation shareholders $300,000 ninety days after the acquisition. In connection with the Optimation Stock Purchase Agreement, the Company also entered into three-year employment agreements and three-year agreements not to compete with Optimation's president and vice-president, both of who were Optimation shareholders.

         The allocation of the total purchase price to assets acquired and liabilities assumed as of the March 30, 2001 acquisition date are as follows:

                  Cash                                          $    21,000
                  Accounts receivable and other current assets    1,605,000
                  Equipment                                          19,000
                  Intangible assets, including goodwill             835,000
                  Current notes payable                            (640,000)
                  Other current liabilities                        (137,000)
                  Long-term debt                                    (43,000)
                                                                -----------

                  Total purchase price - Optimation             $ 1,660,000
                                                                ===========

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

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------    -------------------------
                                           2001            2000            2001         2000
                                           ----            ----            ----         ----
         Revenues                        $4,764,000     $7,017,000       $9,961,000   $15,259,000
         Net loss                        (1,227,000)      (786,000)      (2,261,000)     (419,000)
         Loss per share, diluted             $(0.08)        $(0.05)          $(0.15)       $(0.03)

NOTE 3 - INVENTORIES

      Inventories consist of the following at June 30, 2001 and December 31, 2000:

                                                                          JUNE 30,         DECEMBER 31,
                                                                            2001               2000
      Purchased parts and accessories                                    $ 2,019,309      $ 1,544,890
      Work in process                                                        207,740          105,742
      Finished goods, demo units and service stock                           373,873          305,623
                                                                         -----------      -----------

          Total inventory                                                $ 2,600,922      $ 1,956,255
                                                                         ===========      ===========


NOTE 4 - NOTES PAYABLE TO BANK

         The Company and its A-OK Controls subsidiary are parties to two loan and security agreements, amended through April 12, 2001 (the "Agreements"), with a Wisconsin-based bank. The Agreements provide for a total of $6.0 million in two lines of credit, a $2.9 million term loan and a $1.5 million special accommodation advance for the purpose of the Company's acquisition of A-OK Controls on June 30, 2000. The Agreements provide for credit facilities through November 2003, and may be extended for an additional one-year period at the option of the Company, unless the lender gives prior notice of termination.

         The amount available under the lines of credit are limited by a borrowing formula that allows for advances up to a maximum of the sum of specified percentages of eligible accounts receivable, less the amount, if any, of outstanding letters of credit issued by the Company. Amounts borrowed under the lines of credit facilities total $1,725,468 at June 30, 2001, and such borrowings bear interest at the prime rate plus 2.5% (9.25% effective rate at June 30, 2001). Based upon such borrowing formula, $584,000 of the available lines is eligible for advance at June 30, 2001. The lines of credit and the term loans (see Note 6) are collateralized by substantially all assets of the Company and a mortgage on the Company's Ann Arbor facility.

         The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement with an Alabama-based bank. The agreement, amended through July 9, 2001, provides for a total line of credit of $620,000. The amount available under the line of credit is limited by a borrowing formula that allows for advances up to a maximum of the sum of specified percentages of eligible accounts receivable and inventory. Amounts borrowed under the line of credit facility total $600,000 at June 30, 2001, and such borrowings bear interest at the prime rate plus .50% (7.25% effective rate at June 30, 2001). Based upon such borrowing formula, $20,000 of the available line is eligible for advance at June 30, 2001. The agreement provides for line of credit facility through November 1, 2001. The Optimation line of credit is collateralized by substantially all assets of Optimation, a guaranty by Nematron and a partial guaranty by Optimation's president.


NOTE 5 - CONVERTIBLE SUBORDINATED DEBT

      In March and April 2001, the Company sold $1,200,000 of principal amount of convertible subordinated promissory notes, bearing interest at 10% per annum ("Subordinated Notes") and warrants to purchase a total of 800,000 shares of Common Stock ("Warrants"). The Subordinated Notes are due August 31, 2001 and may be prepaid at any time prior to maturity. The Company intends to complete a private offering of equity securities by August 31, 2001. If such offering is completed, the Noteholders may convert the principal amount of the Subordinated Notes and accrued interest thereon into the same class of shares that the Company issues in such offering at a conversion price per share equal to the offering price per share of the shares sold in such offering. The Subordinated Notes become due and payable immediately if the issuance of the shares into which the Subordinated Notes may be converted is not approved by shareholders of the Company by the later of August 31, 2001 or the date of its 2001 annual shareholders meeting. If the Company does not complete an equity financing pursuant to which it receives gross proceeds of at least $5 million by August 31, 2001 (the "Proposed Equity Offering"), the Noteholders may convert the principal amount of the Subordinated Notes and accrued interest thereon into shares of Common Stock at $0.30 per share. However, if the daily closing price of the Common Stock, as traded on the

American Stock Exchange, falls below $0.30 per share for five consecutive days, the conversion price will be adjusted downward to the lowest price during such five trading day period.

      The Warrants, which are non-assignable, allow the holders to purchase Common Stock at $0.30 per share (the "Per Share Warrant Price") at any time until March 31, 2006. If at any time prior to the exercise of the Warrants the daily closing price of the Common Stock, as traded on the American Stock Exchange, falls below the Per Share Warrant Price for five consecutive days, the Per Share Warrant Price will be adjusted downward to the lowest price during such five trading day period. In the event that the Company completes the Proposed Equity Offering at less than the Per Share Warrant Price, the holders have the option to exchange the Warrants for warrants to purchase a greater number of shares based on the difference between the Per Share Warrant Price and the Proposed Equity Offering price per share. Because the Per Share Warrant Price was less than the closing price of the Common Stock, as traded on the American Stock Exchange, on the dates the notes were sold, the Warrants were ascribed a value of $342,000 and such amount was credited to shareholders equity, and the Subordinated Notes were ascribed a value of $858,000. The value of the beneficial conversion will be charged to interest over the life of the Subordinated Note, resulting in a total non-cash charge to interest expense of $342,000 between April 1, 2001 and August 31, 2001, including $205,200 for the three-month period ended June 30, 2001.


NOTE 6 - LONG-TERM DEBT

      The bank agreements governing the lines of credit (see Note 4) and the term loans contain several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the Agreements also prohibit the payment of dividends, limit the amount of annual capital expenditures and include other restrictive covenants. On March 1, 2001, the bank agreements were amended to reduce the available lines of credit from $8.0 million to $6.0 million. On April 12, 2001, the Agreements were further amended and the covenant violations that existed at December 31, 2001 and at the date of the amendment were waived effective December 31, 2000, new covenants were established and the credit facility was extended for an additional one-year period to be in place through November 2003.

      The Company reported to its senior bank lender that it is not in compliance with the tangible net worth covenant as of June 30, 2001, and that the Company may not meet its annual interest coverage and debt service coverage covenants which will be measured as of December 31, 2001.. The senior bank lender has not notified the Company as to its plans, but it has a right to take any action permitted under the Credit Agreement and related agreements in the future without any notice to the Company. The lender and management are discussing management plans to cure the defaults, including, without limitation, a capital infusion by accredited investors. This capital infusion, if successful, may cure the tangible net worth covenant, but it will not cure the debt service and interest coverage covenants. Management is hopeful, however, that a successful capital infusion will cause the lender to continue its forbearance. In view of the continuing default, the Company has classified all indebtedness to the lender as current liabilities.

      Long-term debt includes the following debt instruments at June 30, 2001 and December 31, 2000:

                                                                          JUNE 30,          DECEMBER  31,
                                                                            2001                 2000
Term note payable to a bank, interest at prime plus 2.5% (9.25%
    effective rate as of June 30, 2001), payable in monthly
    installments of $16,111 through November 2002 at which
    time any remaining principal and interest thereon is due             $2,610,000           $ 2,706,667
Term note payable to a bank, interest at prime plus 3.0%, (9.75%
    effective rate as of June 30, 2001), payable in monthly
    installments of $62,500 through August 2002 at which time
    the remaining principal and interest thereon is due                     812,500             1,187,500
Capitalized lease obligations and other notes                                37,083                59,741
                                                                         ----------           -----------

    Total long-term debt                                                  3,459,583             3,953,908

Less current maturities                                                        --              (3,953,908)
                                                                         ----------           -----------

Long-term debt, less current maturities                                  $3,459,583           $      --
                                                                         ==========           ===========

NOTE 7 - TAXES ON INCOME

         The current tax benefits computed for the three-and six-month periods ended June 30, 2000 reflects the tax benefit associated with the amortization of non-deductible acquired intangible assets during the same period.

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


NOTE 8 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") are based on the weighted average number of shares outstanding for each period presented because common stock equivalents are anti-dilutive. Diluted earnings per share is the same as basic earnings per share for all periods presented because the inclusion of options and warrants would have an antidilutive effect on loss per share during all periods presented.

         Information as to options and warrants outstanding that have been excluded from the computation of diluted earnings per share is as follows:

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------    -------------------------
                                           2001            2000            2001         2000
                                           ----            ----            ----         ----
         Options:
           Number                         2,230,692      1,076,906        2,230,692    1,076,906
           Expiration dates               2003-2011      2003-2010        2003-2011    2003-2010
         Warrants:
           Number                           997,678        197,678          997,678      197,678
           Expiration dates               2002-2006           2002        2002-2006         2002

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

         The Company acquired 100% of the equity of A-OK Controls effective at the close of business on June 30, 2000, and acquired 100% of the equity of Optimation effective at the close of business on March 30, 2001. The consolidated condensed financial statements include the results of operations of A-OK Controls and Optimation (the "acquired companies") since June 30, 2000 and March 31, 2001, respectively.

THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 COMPARED WITH THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2000

         Net revenues for the three- and six-month periods ended June 30, 2001 increased $907,000 (23.5%) and $453,000 (5.0%), respectively, to $4,764,000 and
$9,550,000, respectively, compared to the same periods last year. The revenue increases are primarily attributable to revenues of the acquired companies totaling $2,245,000 and $3,125,000 during the three- and six-month periods ended June 30, 2001, offset by decreases in sales of hardware products and bundled Industrial Control Computers under a major supply program with a major automotive company. Management expects that net revenues for the last six months of 2001 will be consistent with the year earlier period totals, based on existing scheduled production releases and scheduled and anticipated service schedules.

         Gross profit for the three- and six-month periods ended June 30, 2001 increased $38,000 (4.0%) and decreased $757,000 (29.2%), respectively, to $1,009,000 and $1,832,000, respectively, compared to the same periods last year. Gross profit as a percentage of net revenues for the three- and six-month periods ended June 30, 2001 was 21.2% and 19.2% respectively, compared to 25.2% and 28.5% in the same periods last year. The decreases in gross profit percentage resulted from the effect of fixed cost on lower hardware-based revenues in the current periods and from a lower percentage of sales of higher margin bundled hardware/software products under the major supply program with a major automotive company in the current periods compared to the same periods last year. Additionally, the percentage of high margin software sales decreased in both the three- and six-month periods ended June 30, 2001, resulting in a deterioration of overall gross profit margin. Management expects that gross profit margins will remain relatively constant throughout the year as the mix of sales in the remaining quarters of 2001 is expected to be similar to the sales mix experienced in the first six months of the year, based on the current backlog and forecasts.

         Product development expenses for the three- and six-month periods ended June 30, 2001 decreased $9,000 (7.0%) and $20,000 (7.8%), respectively, to
$124,000 and $238,000, respectively, compared to the same periods last year. The decrease is attributable to a slightly smaller development staff in the current periods compared to a year ago. Management expects that product development expenses will decrease slightly in the remaining quarters of 2001 as staff levels and new software development efforts are planned to decrease from current levels.

         Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2001 increased $199,000 (13.0%) and $42,000 (1.3%) to $1,733,000 and $3,290,000, respectively, compared to the comparable periods last year. The increase in selling, general and administrative expenses resulted primarily from sales and administrative expenses of the acquired companies during the periods. During the three-month period ended June 30, 2001, the acquired companies incurred $526,000 of selling, general and administrative expenses while historical expenses decreased by $327,000 over the year earlier period. During the six-month period ended June 30, 2001, the acquired companies incurred $932,000 of selling, general and administrative expenses while historical expenses decreased by $890,000 over the year earlier period. Management expects that selling, general and administrative expenses for the last six months of 2001 will remain consistent with the level of expenses incurred in the first half of the year.

         Interest expense for the three- and six-month periods ended June 30, 2001 increased $325,000 (451.8%) and $420,000 (284.4%), respectively, to
$397,000 and $568,000, respectively, compared to $72,000 and $147,000, respectively, for the comparable periods last year. Interest expense for both the three- and six-month periods ended June 30, 2001 includes $205,000 of non-cash interest expense related to the beneficial conversion feature of warrants sold in March and April 2001 wherein the conversion price of the warrants is below the market price of the common stock, into which the warrants may be converted, on the date of the sale of the warrants and convertible subordinated debt which raised $1.2 million. The total discount to market, assuming all warrants will be converted to common stock, totals $342,000, and such amount is being amortized to interest expense over the term of the convertible subordinated debt, April through August 2001, at $68,400 per month. Absent the non-cash charge for the beneficial conversion feature described above, the increase in interest expense for the three- and six-month periods ended June 30, 2001 increased $120,000 and $215,000, respectively, compared to the comparable 2000 periods. The increase in interest expense in each period results form increased borrowing levels beginning June 30, 2000 when the Company funded a portion of the purchase price of A-OK Controls with bank borrowings.

         Sundry income (expense) for the three-month period ended June 30, 2001 was $7,000 versus $3,000 for the comparable 2000 period and was not significant for either period. Sundry income (expense) for the six-month period ended June 30, 2001 was $8,000 versus $ $378,000 for the comparable 2000 period; the $378,000 for the 2000 period resulted from of an unused domain name during the period.


LIQUIDITY AND CAPITAL RESOURCES

         Primary sources of liquidity are cash generated from operations, short term subordinated debt and the Company's three secured lines of credit that total $6.6 million. As of June 30, 2001, the Company had $2,325,000 outstanding under the lines of credit and approximately $584,000 of additional borrowing capacity available under such credit lines. The Company has two lines of credit with its principal bank providing two lines of credit totaling $6.0 million through November 2003. The Company also has a secured line of credit through its wholly owned subsidiary, Optimation, with an Alabama-based bank, and such line of credit is for $620,000 through November 2001. The Company intends, prior to its November maturity date, to renew the Optimation credit line for an additional year.

         The Company reported to its senior bank lender that it is not in compliance with the tangible net worth covenant as of June 30, 2001, and that the Company may not meet its annual interest coverage and debt service coverage covenants which will be measured as of December 31, 2001.. The senior bank lender has not notified the Company as to its plans, but it has a right to take any action permitted under the Credit Agreement and related agreements in the future without any notice to the Company. The lender and management are discussing management plans to cure the defaults, including, without limitation, a capital infusion by accredited investors. This capital infusion, if successful, may cure the tangible net worth covenant, but it will not cure the debt service and interest coverage covenants. Management is hopeful, however, that a successful capital infusion will cause the lender to continue its forbearance. In view of the continuing default, the Company has classified all indebtedness to the lender as current liabilities.

         The Company's operations generated $276,000 of cash in the first six months of 2001, including a $1,290,000 positive effect from changes in working capital items.

         In the short term, the Company will be required to repay its $1.2 million principal amount of subordinated notes unless such notes are converted by the holders. The Company also has commitments to make payments approximating $500,000 on term debt prior to year end 2001. Management intends to complete an equity offering to accredited investors prior to August 31, 2001 whereby the Company would raise a minimum of $5 million, a portion of the proceeds of which would be applied to the repayment of the subordinated notes. If such offering is not completed, the Company expects the subordinated notes to be converted into common stock.

         Based upon the Company's existing working capital of $376,000, forecasted revenue and expense levels and forecasted lines of credit availability, and assuming the conversion of the subordinated notes to common stock, the Company believes it has sufficient liquidity to satisfy its liabilities as they become due. The Company believes that its long-term liquidity needs will be satisfied through the proceeds of the private equity offering it expects to complete on or prior to August 31, 2001.

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

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

     "Item 2. Management's Discussion and Analysis or Plan of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

     - Uncertainties discussed elsewhere in "Management's Discussion and Analysis or Plan of Operation" above;

     - The potential inability to raise additional equity or debt financing in a sufficient amount to sustain operations and allow management to execute its strategies;

     - The potential inability to modify bank covenants as it may be necessary from time to time or continue the lender's forbearance exercising its remedies;

     - The inability of the Company to successfully implement its strategy to capitalize on the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions;

     -    Changes in Company strategy;

     - The potential inability of the Company to utilize its newly formed manufacturers representative sales channel to increase sales over prior year levels;

     - The ability of the Company to effectively and efficiently integrate the operations of acquired companies;

     - The decline of economic conditions in general and conditions in the automotive manufacturing industry in particular;

     - Competitive factors (including the introduction or enhancement of competitive products);

     -    Changes in customer requirements;

     -    A reduction in demand for the Company's products and services;

     -    Reductions in product life cycles;

     - Pricing pressures that may result in materially reduced selling prices for the Company's products;

     - Component price increases, component availabilities and the availability of replacement or substitute components;

     - Delays in introduction of planned hardware and software product offerings;

     - Software defects and latent technological deficiencies in new products;

     -    Unforeseen increases in operating expenses;

     -    Adverse fluctuations in foreign exchange rates;

     -    The inability to attract or retain sales and/or engineering talent;
          and

     -    Evolving industrial automation industry standards.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

(A) The Company has established the date for its 2001 Annual Meeting of Shareholders as September 6, 2001. Shareholder proposals intended to be presented at the 2001 Annual Meeting of Shareholders which are eligible for inclusion in the Company's Proxy Statement for that meeting under the applicable rules of the Securities and Exchange Commission must be received by the Company not later than August 6, 2001 if they are to be included in the Company's Proxy Statement relating to that meeting. This is a change from the 2000 Proxy Statement which stated that such proposals must be received by the Company by December 20, 2000. Such proposals should be addressed to the Secretary at the Company's principal executive offices and should satisfy the requirements applicable to shareholder proposals contained in the Company's bylaws.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

(b) During the quarter ended June 30, 2001, the Company filed a report on Form 8-K dated as of April 3, 2001 reporting information under Item 5 pertaining to the Company's March 30, 2001 acquisition of 100% of the outstanding equity of Optimation, Inc. There were no financial statements filed with the report.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEMATRON CORPORATION

                                  BY:

JULY 26, 2001                     /S/ MATTHEW S. GALVEZ
-------------------------------   ----------------------------------------------
DATE                              MATTHEW S. GALVEZ, PRESIDENT & CEO
                                  (DULY AUTHORIZED OFFICER)

JULY 26, 2001                     /S/ DAVID P. GIENAPP
--------------------------------  ----------------------------------------------
DATE                              DAVID P. GIENAPP, EXECUTIVE VICE PRESIDENT -
                                  FINANCE & ADMINISTRATION
                                  (CHIEF ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


Exhibit Number             Description of Exhibit


       4.0 Modification and Amendment to Loan Documents Regarding the Revolving Credit and Security Agreement dated July 9, 1999, by and between Optimation, Inc. and Compass Bank.