Form 10QSB
period 2001-09-30
NEMATRON CORP
filed 2001-11-06
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended SEPTEMBER 30, 2001


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to ____


                         Commission File Number: 0-21142


                              NEMATRON CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        MICHIGAN                                                38-2483796
        --------                                                ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


             5840 INTERFACE DRIVE, ANN ARBOR, MICHIGAN     48103
             ---------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                                 (734) 214-2000
                ------------------------------------------------
                (Issuer's telephone number, including area code)


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

     No par value Common Stock: 15,744,472 OUTSTANDING AS OF NOVEMBER 2, 2001

Transitional Small Business Disclosure Format: [ ] YES    [X] NO
================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                   2001              2000
                                     ASSETS                     (UNAUDITED)
                                     ------                    ------------      ------------
Current assets:
   Cash and cash equivalents                                   $    146,863      $     74,712
   Accounts receivable, net of allowance for doubtful
     accounts of $99,000 at September 30, 2001 and
     $78,000 at December 31, 2000                                 4,186,274         5,407,593
   Inventories (Note3)                                            2,204,705         1,956,255
   Prepaid expenses and other current assets                        254,184           315,556
                                                               ------------      ------------
         Total current assets                                     6,792,026         7,754,116
Property and equipment, net of accumulated depreciation
     of $7,070,189 at September 30, 2001 and $6,703,078
     at December 31, 2000                                         2,295,050         2,544,041
Other assets:
   Software and related development costs, net of
     amortization of $3,607,985 at September 30, 2001
     and $2,805,592 at December 31, 2000                          2,970,263         3,369,660
   Goodwill and other intangible assets, net of
     amortization of $2,948,315 at September 30, 2001
     and $2,589,652 at December 31, 2000                          3,750,240         3,212,345
                                                               ------------      ------------
         Net other assets                                         6,720,503         6,582,005
                                                               ------------      ------------
         Total assets                                          $ 15,807,579      $ 16,880,162
                                                               ============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Notes payable to banks (Note 4)                             $  2,301,497      $  2,059,318
   Accounts payable                                               1,498,284         1,642,039
   Deferred revenue and other accrued expenses                    2,027,746         2,011,825
   Convertible subordinated debt (Note 5)                         1,200,000              --
   Current maturities of long-term debt (Note 6)                  3,204,849         3,953,908
                                                               ------------      ------------
         Total current liabilities                               10,232,376         9,667,090
Long-term debt, less current maturities (Note 6)                       --                --
                                                               ------------      ------------
         Total liabilities                                       10,232,376         9,667,090
Shareholders' equity:
   Common stock, no par value, 30,000,000 shares
     authorized; shares issued and outstanding:
     15,744,472 at September 30, 2001 and 13,969,616
     at December 31, 2000                                        32,512,088        30,892,089
   Accumulated comprehensive income (loss)                           12,745            (1,606)
   Accumulated deficit                                          (26,949,630)      (23,677,411)
                                                               ------------      ------------
         Total shareholders' equity                               5,575,203         7,213,072
                                                               ------------      ------------
         Total liabilities and shareholders' equity            $ 15,807,579      $ 16,880,162
                                                               ============      ============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
     FOR THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                   ------------------------------      ------------------------------
                                       2001              2000              2001              2000
                                    (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                   ------------      ------------      ------------      ------------
Net Revenues                       $  4,358,366      $  6,249,149      $ 13,908,192      $ 15,345,568

Cost of Revenues                      3,389,194         4,685,406        11,107,185        11,193,431
                                   ------------      ------------      ------------      ------------

    Gross Profit                        969,172         1,563,743         2,801,007         4,152,137
Operating Expenses:
    Product development costs           191,812           228,613           429,932           486,957
    Selling, general and
       administrative expenses        1,485,509         1,562,866         4,775,351         4,810,485
                                   ------------      ------------      ------------      ------------
    Total Operating Expenses          1,677,321         1,791,479         5,205,283         5,297,442
                                   ------------      ------------      ------------      ------------
Operating Loss                         (708,149)         (227,736)       (2,404,276)       (1,145,305)
Other Income, net:
    Interest expense                   (310,802)         (205,087)         (878,320)         (352,712)
    Sundry income (expense)               2,685            26,043            10,376           404,212
                                   ------------      ------------      ------------      ------------
    Total Other, Net                   (308,117)         (179,044)         (867,944)           51,500
                                   ------------      ------------      ------------      ------------
Loss Before Income Taxes             (1,016,266)         (406,780)       (3,272,220)       (1,093,805)
Income Tax Benefit
    (Expense) (Note 7)                     --              (4,383)             --              17,217
                                   ------------      ------------      ------------      ------------
Net Loss                           $ (1,016,266)     $   (411,163)     $ (3,272,220)     $ (1,076,588)
                                   ============      ============      ============      ============

Per share amounts (Note 8):
    Basic and diluted              $      (0.06)     $      (0.03)     $      (0.21)     $      (0.08)
                                   ============      ============      ============      ============
Weighted average shares
outstanding (Note 8):
    Basic and diluted                15,744,472        13,209,616        15,095,650        12,857,425
                                   ============      ============      ============      ============

                      NEMATRON CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
     FOR THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                   ------------------------------      ------------------------------
                                       2001              2000              2001              2000
                                    (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                   ------------      ------------      ------------      ------------
Net loss                           $ (1,016,266)     $   (411,163)     $ (3,272,220)     $ (1,076,588)
Other comprehensive income
    (loss) - equity adjustment
    from foreign translation             18,848            (9,591)           14,351           (28,848)
                                   ------------      ------------      ------------      ------------
Comprehensive income (loss)        $   (997,418)     $   (420,754)     $ (3,257,869)     $ (1,105,436)
                                   ============      ============      ============      ============

                      NEMATRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                               2001              2000
                                                                            (UNAUDITED)       (UNAUDITED)
                                                                           ------------      ------------
Cash Flows From Operating Activities:
     Net loss                                                              $ (3,272,220)     $ (1,076,588)
     Adjustments to reconcile net loss to net cash flows
     from operating activities:
         Depreciation                                                           397,956           476,564
         Amortization                                                         1,161,066           918,264
         Deferred income tax benefit                                               --             (32,400)
         Non-cash interest expense for beneficial conversion feature
              of warrants (Note 5)                                              342,000              --
         Loss (gain) on disposal of property                                      3,754            (3,681)
         Changes in assets and liabilities that provided (used) cash, net of effects of acquisitions:
              Accounts receivable                                             1,403,413         2,246,715
              Inventories                                                     1,169,869          (642,581)
              Prepaid expenses and other current assets                          65,463            56,068
              Accounts payable                                                 (240,939)         (245,372)
              Deferred revenue and other accrued expenses                      (384,413)         (803,284)
                                                                           ------------      ------------
                  Net Cash Provided By Operating Activities                     645,949           893,705
                                                                           ------------      ------------

Cash Flows From Investing Activities:
     Acquisition of A-OK Controls, Inc., net of cash acquired (Note 2)             --          (2,851,722)
     Acquisition of Optimation, Inc., net of cash acquired (Note 2)            (278,877)
     Additions to capitalized software development costs                       (402,995)         (554,244)
     Additions to property and equipment                                       (111,517)         (160,347)
     Proceeds from disposals of property and equipment                               50             2,749
                                                                           ------------      ------------
                  Net Cash Used In Investing Activities                        (793,339)       (3,563,564)
                                                                           ------------      ------------
Cash Flows From Financing Activities:
     Proceeds from issuance of convertible subordinated notes
         and warrants (Note 5)                                                1,200,000
     Proceeds from issuance of common stock                                     278,000
     Proceeds from long-term debt agreement                                        --           1,500,000
     Repayments of long-term debt                                              (813,549)         (336,247)
     Increase (decrease) in note payable to bank                               (397,821)        1,393,048
     Payments of deferred financing fees                                        (61,440)          (85,319)
                                                                           ------------      ------------
                  Net Cash Provided By Financing Activities                     205,190         2,471,482
                                                                           ------------      ------------
Foreign Currency Translation Effect on Cash                                      14,351           (28,848)
                                                                           ------------      ------------
Net Increase (Decrease) In Cash and Cash Equivalents                             72,151          (227,225)

Cash and Cash Equivalents at Beginning of Period                                 74,712           356,668
                                                                           ------------      ------------
Cash and Cash Equivalents at End of Period                                 $    146,863      $    129,443
                                                                           ============      ============
                                                                           Continued on next page.

                      NEMATRON CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                            2001                2000
                                                                         (UNAUDITED)         (UNAUDITED)
                                                                        ------------        ------------
Non-cash financing and investing activities:
     Fair value of assets acquired from Optimation, Inc.,
        including goodwill                                              $  2,459,727
     Less liabilities assumed                                             (1,180,850)
     Less common stock issued                                             (1,000,000)
                                                                        ------------
         Net cash paid for Optimation, Inc. (Note 2)                    $    278,877
                                                                        ============

     Fair value of assets acquired from A-OK Controls
       Engineering, Inc. including goodwill                                                 $  6,078,722
     Less liabilities assumed                                                                 (1,977,000)
     Less Common Stock issued                                                                 (1,250,000)
                                                                                            ------------
         Net cash paid for A-OK Controls Engineering, Inc. (Note 2)                         $  2,851,722
                                                                                            ============

Supplemental disclosures of cash flow information:
     Cash paid for interest                                             $    485,895        $    328,140
     Cash paid for income taxes                                                 --                15,183


                      NEMATRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000



NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Limited, a United Kingdom corporation, Nematron Canada Inc., a Canadian corporation, A-OK Controls Engineering, Inc. ("A-OK Controls"), a Michigan corporation, and Optimation, Inc. ("Optimation"), an Alabama corporation. All significant intercompany transactions and balances have been eliminated in consolidation. The Company acquired 100% of the equity of A-OK Controls and Optimation effective on June 30, 2000 and March 30, 2001, respectively (see Note
2). The consolidated condensed financial statements presented herein include the results of operations of A-OK Controls and Optimation since the dates of their acquisition by Nematron.

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

         The results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACQUISITIONS

         ACQUISITION OF A-OK CONTROLS
         ----------------------------
         On June 30, 2000, the Company completed its acquisition of A-OK Controls, an Auburn Hills, Michigan-based provider of automation control engineering and system integration services. The Company recorded this transaction using the purchase method of accounting.

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

The allocation of the total purchase price to assets acquired and liabilities assumed as of the June 30, 2000 acquisition date is as follows:

         Cash                                                $    64,000
         Accounts receivable and other current assets          3,139,000
         Equipment                                               611,000
         Intangible assets, including goodwill                 2,328,000
         Current notes payable                                (1,420,000)
         Other current liabilities                              (448,000)
         Long-term debt                                         (109,000)
                                                             -----------
         Total purchase price - A-OK Controls                $ 4,165,000
                                                             ===========

         ACQUISITION OF OPTIMATION
         -------------------------
         On March 30, 2001, the Company completed its acquisition of Optimation, a Huntsville, Alabama-based company that develops, produces and markets industrial communications and display products for industrial automation. The Company recorded this transaction using the purchase method of accounting.

         The purchase price was approximately $1,660,000, including expenses of approximately $60,000. Under the terms of the related Optimation Stock Purchase Agreement, the Company issued 1,483,680 shares of its common stock to the former Optimation shareholders in exchange for 100% of the outstanding equity of Optimation. Additionally, the Company paid the former Optimation shareholders $300,000 and agreed to pay the former Optimation shareholders $300,000 ninety days after the acquisition. In connection with the Optimation Stock Purchase Agreement, the Company also entered into three-year employment agreements and three-year agreements not to compete with Optimation's president and vice-president, both of whom were Optimation shareholders.

         The allocation of the total purchase price to assets acquired and liabilities assumed as of the March 30, 2001 acquisition date is as follows:

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

                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                   ---------------------------     ---------------------------
                                       2001           2000            2001            2000
                                   -----------     -----------     -----------     -----------
         Revenues                  $ 4,358,000     $ 6,900,000     $14,319,000     $22,159,000
         Net loss                   (1,016,000)       (298,000)     (3,277,000)       (764,000)
         Loss per share, diluted   $     (0.06)    $     (0.02)    $     (0.21)    $     (0.05)

NOTE 3 - INVENTORIES

         Inventories consist of the following at September 30, 2001 and December 31, 2000:

                                                             September 30,      December 31,
                                                                 2001               2000
                                                             ------------       ------------
         Purchased parts and accessories                     $  1,666,691       $  1,544,890
         Work in process                                          213,261            105,742
         Finished goods, demo units and service stock             324,753            305,623
                                                             ------------       ------------
                  Total inventory                            $  2,204,705       $  1,956,255
                                                             ============       ============

NOTE 4 - NOTES PAYABLE TO BANKS

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

         The amount available under the lines of credit are limited by a borrowing formula that allows for advances up to a maximum of the sum of specified percentages of eligible accounts receivable, less the amount, if any, of outstanding letters of credit issued by the Company. Amounts borrowed under the lines of credit facilities total $1,766,497 at September 30, 2001, and such borrowings bear interest at the prime rate plus 2.5% (8.5% effective rate at September 30, 2001). Based upon such borrowing formula, $275,000 of the available lines is eligible for advance at September 30, 2001. The lines of credit and the term loans (see Note 6) are collateralized by substantially all assets of the Company and a mortgage on the Company's Ann Arbor facility.

         The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement with an Alabama-based bank. The agreement, amended through July 9, 2001, provides for a total line of credit of $620,000. The amount available under the line of credit is limited by a borrowing formula that allows for advances up to a maximum of the sum of specified percentages of eligible accounts receivable and inventory. Amounts borrowed under the line of credit facility total $535,000 at September 30, 2001, and such borrowings bear interest at the prime rate plus .50% (6.5% effective rate at September 30, 2001). Based upon such borrowing formula, none of the available line is eligible for additional advance at September 30, 2001. The agreement provides for line of credit facility through November 1, 2001. The Optimation line of credit is collateralized by substantially all assets of Optimation, a guaranty by Nematron and a partial guaranty by Optimation's president. The Company is negotiating the terms of a line of credit with another bank, such line to replace the current line of credit that expires November 1, 2001.

NOTE 5 - CONVERTIBLE SUBORDINATED DEBT

         In March and April 2001, the Company sold $1,200,000 of principal amount of convertible subordinated promissory notes, bearing interest at 10% per annum ("Subordinated Notes") and warrants to purchase a total of 800,000 shares of Common Stock ("Warrants"). The Subordinated Notes were due August 31, 2001 and remain outstanding. The Company intends to complete a private offering of equity securities by December 31, 2001. If such offering is completed, the Noteholders may convert the principal amount of the Subordinated Notes and accrued interest thereon into the same class of shares that the Company issues in such offering at a conversion price per share equal to the offering price per share of the shares sold in such offering. The Noteholders may convert the principal amount of the Subordinated Notes and accrued interest thereon into shares of Common Stock at $0.30 per share. However, if the daily closing price of the Common Stock, as traded on the American Stock Exchange, falls below $0.30 per share for five consecutive days, the conversion price will be adjusted downward to the lowest price during such five trading day period.

         The Warrants, which are non-assignable, allow the holders to purchase Common Stock at $0.30 per share (the "Per Share Warrant Price") at any time until March 31, 2006. If at any time prior to the exercise of the Warrants the daily closing price of the Common Stock, as traded on the American Stock Exchange, falls below the Per Share Warrant Price for five consecutive days, the Per Share Warrant Price will be adjusted downward to the lowest price during such five trading day period. In the event that the Company completes its proposed equity offering at less than the Per Share Warrant Price, the holders have the option to exchange the Warrants for warrants to purchase a greater number of shares based on the difference between the Per Share Warrant Price and the proposed equity offering price per share. Because the Per Share Warrant Price was less than the closing price of the Common Stock, as traded on the American Stock Exchange, on the dates the notes were sold, the Warrants were ascribed a value of $342,000 and such amount was credited to shareholders equity, and the Subordinated Notes were ascribed a value of $858,000. The value of the beneficial conversion has been charged to interest over the life of the Subordinated Note, resulting in a total non-cash charge to interest expense of $342,000 between April 1, 2001 and August 31, 2001, including $136,800 for the three-month period ended September 30, 2001.

NOTE 6 - LONG-TERM DEBT

         The bank agreements governing the lines of credit (see Note 4) and the term loans contain several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the Agreements also prohibit the payment of dividends, limit the amount of annual capital expenditures and include other restrictive covenants. On March 1, 2001, the bank agreements were amended to reduce the available lines of credit from $8.0 million to $6.0 million. On April 12, 2001, the Agreements were further amended and the covenant violations that existed at December 31, 2000 and at the date of the amendment were waived. The bank lender established new covenants and extended the credit facility for an additional one-year period to be in place through November 2003.

         The Company reported to its senior bank lender that it is not in compliance with the tangible net worth covenant as of June 30, 2001, and that the Company may not meet its annual interest coverage and debt service coverage covenants which will be measured as of December 31, 2001. On October 3, 2001, the senior bank lender notified the Company that the Company is in default, but that the senior lender will allow the Company to proceed under the Credit Agreements until further notice, provided that there occurs no additional events of default and that there occurs no material adverse change in the Company or its business. The senior lender has retained its right to take any action permitted under the Credit Agreements and related agreements in the future without any notice to the Company. The senior lender and management continue to discuss management plans to cure the defaults, including, without limitation, a capital infusion by accredited investors. This capital infusion, if successful, may cure the tangible net worth covenant, but it will not cure the debt service and interest coverage covenants. Management is hopeful, however, that a successful capital infusion will cause the lender to continue its forbearance. In view of the continuing default, the Company has classified all indebtedness to the lender as current liabilities.

         Long-term debt includes the following debt instruments at September 30, 2001 and December 31, 2000:

                                                                                September 30,     December  31,
                                                                                    2001              2000
                                                                                ------------      ------------
      Term note payable to a bank, interest at prime plus 2.5% (8.5% effective rate as of September 30, 2001), payable in monthly installments of
         $16,111 through November 2002 at which time any remaining principal
         and interest thereon is due                                            $  2,561,667      $  2,706,667
      Term note payable to a bank, interest at prime plus 3.0%, (9.75% effective rate as of September 30, 2001), payable in monthly installments of
         $62,500 through August 2002 at which time the remaining principal and
         interest thereon is due                                                     625,000         1,187,500
      Capitalized lease obligations and other notes                                   18,182            59,741
                                                                                ------------      ------------
         Total long-term debt                                                      3,204,849         3,953,908
      Less current maturities                                                     (3,204,849)       (3,953,908)
                                                                                ------------      ------------
      Long-term debt, less current maturities                                   $      --         $       --
                                                                                ============      ============

NOTE 7 - TAXES ON INCOME

         The current tax benefits computed for the three-and nine-month periods ended September 30, 2000 reflects the tax benefit associated with the amortization of non-deductible acquired intangible assets during the same period.

         The Company has net operating loss carryforwards ("NOLs") of approximately $20 million that may be applied against future taxable income. The NOLs expire in varying amounts from 2004 and through 2020. Utilization of these NOLs is subject to annual limitations under current Internal Revenue Service regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the NOLs. Realization of net deferred tax assets associated with the NOLs is dependent upon generating sufficient taxable income prior to their expiration.

NOTE 8 - LOSS PER SHARE

         Basic loss per share is based on the weighted average number of shares outstanding for each period presented because common stock equivalents are anti-dilutive. Diluted earnings per share is the same as basic earnings per share for all periods presented because the inclusion of options and warrants would have an antidilutive effect on loss per share during all periods presented.

         Information as to options and warrants outstanding that have been excluded from the computation of diluted earnings per share is as follows:

                                 Three Months Ended          Nine Months Ended
                                    September 30,               September 30,
                                ---------------------      ---------------------
                                   2001        2000          2001         2000
                                ---------   ---------      ---------   ---------
         Options:
            Number              2,183,692   1,076,906      2,183,692   1,076,906
            Expiration dates    2003-2011   2003-2010      2003-2011   2003-2010
         Warrants:
            Number                997,678     197,678        997,678     197,678
            Expiration dates    2002-2006        2002      2002-2006        2002

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("SFAS 141"), and No. 142, GOODWILL AND INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for years beginning after December 15, 2001; however, certain provisions of SFAS 142 apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142 (January 1, 2002 for the Company). Major provisions of these pronouncements and their effective dates for the Company are as follows:

     o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001. The Company has used the purchase method of accounting for all of its business combinations.
     o Intangible assets acquired in a business combination must be recorded separately from goodwill if such assets arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged either individually or as part of a related contract, asset or liability.
     o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     o Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the restraint of an arbitrary ceiling.
     o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
     o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time quarterly and annual goodwill amortization of $42,655 and $170,620, respectively, will no longer be recognized. By December 31, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

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

THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE
------------------------------------------------------------------------
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000
------------------------------------------------------

         Net revenues for the three- and nine-month periods ended September 30, 2001 decreased $1,891,000 (30.3%) and $1,437,000 (9.4%), respectively, to
$4,358,000 and $13,908,000, respectively, compared to the same periods last year. The revenue decreases are primarily attributable to decreases in sales of hardware products and bundled Industrial Control Computers under a major supply program with a major automotive company, partially offset revenues of the acquired companies totaling $2,192,000 and $6,317,000 during the three- and nine-month periods ended September 30, 2001. Management expects that net revenues for the last quarter of 2001 will be consistent with the year earlier period totals, based on existing scheduled production releases and scheduled and anticipated services.

         Gross profit for the three- and nine-month periods ended September 30, 2001 decreased $595,000 (38.0%) and $1,351,000 (32.5%), respectively, to
$969,000 and $2,801,000, respectively, compared to the same periods last year. Gross profit as a percentage of net revenues for the three- and nine-month periods ended September 30, 2001 was 22.2% and 20.1% respectively, compared to 25.0% and 27.1% in the same periods last year. The decreases in gross profit percentage resulted from the effect of fixed cost on lower hardware-based revenues in the current periods and from a lower percentage of sales of higher margin bundled hardware/software products under the major supply program with a major automotive company in the current periods compared to the same periods last year. Additionally, the percentage of high margin software sales decreased in both the three- and nine-month periods ended September 30, 2001, resulting in a deterioration of overall gross profit margin. Management expects that gross profit margins will remain relatively constant for the last quarter of 2001 as the mix of sales in the fourth quarter of 2001 is expected to be similar to the sales mix experienced in the first nine months of the year, based on the current backlog and forecasts.

         Product development expenses for software products for the three- and nine-month periods ended September 30, 2001 decreased $37,000 (16.1%) and $57,000 (11.7%), respectively, to $192,000 and $430,000, respectively, compared to the same periods last year. The decreases are attributable to a smaller development staff in the current periods compared to a year ago. Management expects that product development expenses will decrease slightly in the last quarter of 2001 as staff levels and new software development efforts are planned to decrease from current levels.

         Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2001 decreased $77,000 (4.9%) and $35,000 (0.7%) to $1,486,000 and $4,775,000, respectively, compared to the comparable periods last year. The decreases in selling, general and administrative expenses resulted primarily from reductions of sales and marketing expenses at Nematron, offset in part by sales and administrative expenses of the acquired companies during the periods. During the three-month period ended September 30, 2001, the acquired companies incurred $538,000 of selling, general and administrative expenses while historical expenses decreased by $302,000 over the year earlier period. During the nine-month period ended September 30, 2001, the acquired companies incurred $1,470,000 of selling, general and administrative expenses while historical expenses decreased by $1,192,000 over the year earlier period. Management expects that selling, general and administrative expenses for the last quarter of 2001 will remain consistent with the level of expenses incurred in the first three quarters of the year.

         Interest expense for the three- and nine-month periods ended September 30, 2001 increased $106,000 (51.5%) and $526,000 (149.0%), respectively, to
$311,000 and $878,000, respectively, compared the same periods last year. Interest expense for the three- and nine-month periods ended September 30, 2001 includes $137,000 and $342,000 of non-cash interest expense related to the beneficial conversion feature of warrants sold in March and April 2001, This results from the conversion price of the warrants being below the market price of the common stock, into which the warrants may be converted, on the date of the sale of the warrants and convertible subordinated debt which raised $1.2 million. The total discount to market, assuming all warrants will be converted to common stock, totals $342,000, and such amount was amortized to interest expense over the term of the convertible subordinated debt, April through August 2001, at $68,400 per month. Absent the non-cash charge for the beneficial conversion feature described above, the increase in interest expense for the three- and nine-month periods ended September 30, 2001 decreased $31,000 and increased $184,000, respectively, compared to the comparable 2000 periods. The increase in interest expense in each period results form increased borrowing levels beginning June 30, 2000 when the Company funded a portion of the purchase price of A-OK Controls with bank borrowings and the effect of the beneficial conversion feature of warrants.

         Sundry income for the three-month period ended September 30, 2001 was $3,000 versus $26,000 for the comparable 2000 period and results primarily from rental and other non-operating transactions. Sundry income for the nine-month period ended September 30, 2001 was $10,000 versus $404,000 for the comparable 2000 period; $378,000 of the amount for the nine months ended September 30, 2000 resulted from the sale of an unused domain name during the period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Primary sources of liquidity are cash generated from operations, short-term subordinated debt and the Company's three secured lines of credit that total $6.6 million. As of September 30, 2001, the Company had $2,301,000 outstanding under the lines of credit and approximately $275,000 of additional borrowing capacity available under the credit lines. The Company has two agreements with its principal bank providing two lines of credit totaling $6.0 million through November 2003. The Company also has a secured line of credit through its wholly owned subsidiary, Optimation, with an Alabama-based bank, and such line of credit totals $620,000 through November 1, 2001. The Company intends to obtain a replacement credit line for the current expiring agreement to provide funding for the Optimation operations.

         The Company reported to its senior bank lender that it is not in compliance with the tangible net worth covenant as of June 30, 2001, and that the Company may not meet its annual interest coverage and debt service coverage covenants, which will be measured as of December 31, 2001. On October 3, 2001, the senior bank lender notified the Company that the Company is in default, but that the senior lender will allow the Company to proceed under the Credit Agreements until further notice, provided that there occurs no additional events of default and that there occurs no material adverse change in the Company or its business. The senior lender has retained its right to take any action permitted under the Credit Agreements and related agreements in the future without any notice to the Company. The senior lender and management continue to discuss management plans to cure the defaults, including, without limitation, a capital infusion by accredited investors. This capital infusion, if successful, may cure the tangible net worth covenant, but it will not cure the debt service and interest coverage covenants. Management is hopeful, however, that a successful capital infusion will cause the lender to continue its forbearance. In view of the continuing default, the Company has classified all indebtedness to the lender as current liabilities.

         The Company's operations generated $646,000 of cash in the first nine months of 2001, including a $2,013,000 positive effect from changes in working capital items.

         In the short term, the Company will be required to repay its $1.2 million principal amount of subordinated notes unless the holders convert such notes. The Company also has commitments to make payments approximating $250,000 on term debt prior to year end 2001.

Management intends to complete an equity offering to accredited investors prior to December 31, 2001, whereby the Company would raise a minimum of $5 million, a portion of the proceeds of which would be applied to the repayment of the subordinated notes. If such offering is not completed, the Company expects the subordinated notes to be converted into common stock.

         Based upon the Company's existing working capital, forecasted revenue and expense levels and forecasted lines of credit availability, and assuming the conversion of the subordinated notes to common stock, the Company believes it has sufficient liquidity to satisfy its liabilities as they become due. The Company believes that its long-term liquidity needs will be satisfied through the proceeds of the private equity offering it expects to complete on or prior to December 31, 2001.

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

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS
----------------------------------------------------
         "Item 2. Management's Discussion and Analysis or Plan of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:
     o Uncertainties discussed elsewhere in "Management's Discussion and Analysis or Plan of Operation" above;
     o The potential inability to raise additional equity or debt financing in a sufficient amount to sustain operations and allow management to execute its strategies;
     o The potential inability to modify bank covenants as it may be necessary from time to time or continue the lender's forbearance exercising its remedies;
     o The decline of general economic conditions or conditions in the automotive industry in particular;
     o The inability of the Company to successfully implement its strategy to capitalize on the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions or changes in the Company general strategy;
     o The ability of the Company to effectively integrate the operations of acquired companies;
     o Competitive factors (including changes in competitive products and pricing pressures);
     o Changes in customer requirements or a reduction in demand for the Company's products and services or reductions in product life cycles;
     o Component price increases and availabilities, and the availability alternative components;
     o Delays in introduction of planned hardware and software product offerings;
     o Software defects and latent technological deficiencies in new hardware products;
     o    Unforeseen increases in operating expenses;
     o    Adverse fluctuations in foreign exchange rates;
     o    The inability to attract or retain sales and/or engineering talent;
          and
     o    Evolving industrial automation industry standards.

                           PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company reported to its senior bank lender that it is not in compliance with the tangible net worth covenant as of June 30, 2001, and that the Company may not meet its annual interest coverage and debt service coverage covenants, which will be measured as of December 31, 2001. On October 3, 2001, the senior bank lender notified the Company that the Company is in default, but that the senior lender will allow the Company to proceed under the Credit Agreements until further notice, provided that there occurs no additional events of default and that there occurs no material adverse change in the Company or its business. The senior lender has retained its right to take any action permitted under the Credit Agreements and related agreements in the future without any notice to the Company. The senior lender and management continue to discuss management plans to cure the defaults, including, without limitation, a capital infusion by accredited investors. This capital infusion, if successful, may cure the tangible net worth covenant, but it will not cure the debt service and interest coverage covenants. Management is hopeful, however, that a successful capital infusion will cause the lender to continue its forbearance. In view of the continuing default, the Company has classified all indebtedness to the lender as current liabilities.


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


                                     Nematron Corporation

                                     By:

November 6, 2001                     /s/ Matthew S. Galvez
----------------                     -------------------------------------------
Date                                 Matthew S. Galvez, President & CEO
                                     (Duly Authorized Officer)



November 6, 2001                     /s/ David P. Gienapp
----------------                     -------------------------------------------
Date                                 David P. Gienapp, Executive Vice President-
                                     Finance & Administration
                                     (Chief Accounting Officer)

                                INDEX TO EXHIBITS






Exhibit Number                Description of Exhibit
--------------                ----------------------

   None                                None