Form 10QSB
period 2002-03-31
NEMATRON CORP
filed 2002-05-15
CIK 892832

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

                  For the quarterly period ended March 31, 2002


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No par value Common Stock: 15,744,625 outstanding as of May 13, 2002

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements

                      Nematron Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                      March 31, 2002 and December 31, 2001

                                                                                March 31,
                                                                                  2002            December 31,
                                                                               Unaudited              2001
                                                                               ---------              ----
                                  Assets
                                  ------
Current assets:
     Cash                                                                       $154,377            $291,726
     Accounts receivable, net of allowance for doubtful accounts of
         $62,000 at March 31, 2002, and $70,000 at December 31, 2001           3,634,943           3,284,376
     Inventories (Note3)                                                       1,883,198           1,916,235
     Prepaid expenses and other current assets                                   277,791             190,010
                                                                             -----------         -----------
              Total current assets                                             5,950,309           5,682,347
Property and equipment, net of accumulated depreciation of $7,298,495
         at March 31, 2002 and $7,192,705 at December 31, 2001                 2,086,169           2,190,104
Goodwill, net of amortization (Note 4)                                         3,072,122           3,072,122
Intangible assets (Note 5):
     Software and related development costs, net of amortization                 808,316             886,286
     Other intangible assets, net of amortization                                516,905             564,658
                                                                             -----------         -----------
              Total assets                                                   $12,433,821         $12,395,517
                                                                             ===========         ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Notes payable to banks (Note 6)                                          $2,459,358          $2,262,475
     Accounts payable                                                          1,879,459           1,452,658
     Deferred revenue and other accrued expenses                               1,417,591           1,851,956
     Subordinated debt (Note 7)                                                1,780,227           1,500,000
     Current maturities of long-term debt (Note 8)                             2,726,832           2,962,536
                                                                              -----------         -----------
              Total current liabilities                                       10,263,467          10,029,625
Long-term debt, less current maturities (Note 8)                                  26,024              28,940
                                                                             -----------         -----------
              Total liabilities                                               10,289,491          10,058,565
Stockholders' equity:
     Common stock, no par value, 30,000,000 shares authorized,
         15,744,625 shares outstanding                                        33,059,658          33,054,089
     Accumulated comprehensive income                                             12,825              18,096
     Accumulated deficit                                                     (30,928,153)        (30,735,233)
                                                                             -----------         -----------
              Total shareholders' equity                                       2,144,330           2,336,952
                                                                             -----------         -----------
              Total liabilities and shareholders' equity                     $12,433,821         $12,395,517
                                                                             ===========         ===========

                      Nematron Corporation and Subsidiaries
                 Consolidated Condensed Statements of Operations
                 For The Quarters Ended March 31, 2002 and 2001

                                                       Quarter Ended March 31,
                                                     --------------------------
                                                        2002           2001
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
Net revenues                                         $4,519,111     $4,785,350
Cost of revenues                                      3,082,772      3,962,713
                                                     ----------    -----------
              Gross profit                            1,436,339        822,637
Operating expenses:
     Product development costs - software               190,438        114,356
     Selling, general and administrative expenses     1,286,303      1,556,442
                                                     ----------    -----------
              Total operating expenses                1,476,741      1,670,798
                                                     ----------    -----------
              Operating loss                            (40,402)      (848,161)
Other income (expense):
     Interest expense                                  (163,000)      (170,126)
     Sundry income, net of sundry expense                10,482            524
                                                     ----------    -----------
              Total other income (expense)             (152,518)      (169,603)
                                                     ----------    -----------
Loss before income tax benefit                         (192,920)    (1,017,763)
Income tax benefit (Note 9)                                 --             --
                                                     ----------    -----------
Net loss                                              $(192,920)   $(1,017,763)
                                                     ==========    ===========

Loss per share (Note 10):
     Basic and diluted                                   $(0.01)        $(0.07)
                                                     ==========    ===========
Weighted average shares outstanding:
     Basic and diluted                               15,744,625     14,002,587
                                                     ==========    ===========




                      Nematron Corporation and Subsidiaries
             Consolidated Condensed Statements of Comprehensive Loss
                 For The Quarters Ended March 31, 2002 and 2001

                                                       Quarter Ended March 31,
                                                     --------------------------
                                                        2002           2001
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

Net loss                                             $(192,920)    $(1,017,763)
Other comprehensive loss -
   foreign currency translation adjustment              (5,271)         (4,387)
                                                     ----------    -----------
Comprehensive loss                                   $(198,191)    $(1,022,150)
                                                     ==========    ===========

                      Nematron Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                 For The Quarters Ended March 31, 2002 and 2001

                                                       Quarter Ended March 31,
                                                     --------------------------
                                                        2002           2001
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                              $(192,920)  $(1,017,761)
  Adjustments to reconcile net loss to net
  cash flows provided by operating activities:
    Depreciation                                          117,142       134,695
    Amortization (Notes 4 and 5)                          125,723       374,649
    Non-cash interest for beneficial
     conversion feature of warrants                           796           --
    Loss on disposal of property                           18,891         2,291
    Changes in assets and liabilities that
     provided (used) cash:
      Accounts receivable                                (350,567)      212,983
      Inventories                                          33,037       442,139
      Prepaid expenses and other current assets           (87,781)      (10,660)
      Accounts payable                                    426,801       (66,914)
      Deferred revenue and accrued expenses              (434,365)      (33,312)
                                                         --------       -------
      Net cash provided by (used in)
        operating activities                             (343,243)       38,110
Cash flows from investing activities:
  Acquisition of Optimation, Inc., net of cash acquired       --       (278,877)
  Additions to capitalized software development costs         --       (183,353)
  Additions to property and equipment                     (32,098)      (16,591)
  Proceeds from disposals of property and equipment           --             50
                                                         --------       -------
      Net cash used in investing activities               (32,098)     (478,771)
Cash flows from financing activities:
  Proceeds from issuance of subordinated notes
   and warrants (Note 7)                                  285,000     1,100,000
  Payments of long-term debt                             (238,620)     (261,076)
  Increase (decrease) in notes payable to bank            196,883      (403,527)
                                                         --------       -------
      Net cash provided by financing activities           243,263       435,397

Foreign currency translation effect on cash                (5,271)       (4,387)
                                                         --------       -------
Net decrease in cash                                     (137,349)       (9,651)
Cash at beginning of period                               297,726        74,712
                                                         --------       -------
Cash and cash equivalents at end of period               $154,377       $65,061
                                                         ========       =======
Non-cash financing and investing activities:
 Fair value of assets acquired from Optimation, Inc.,
   including goodwill                                                $2,459,727
 Less fair value of liabilities assumed                              (1,180,850)
 Less Common Stock issued                                            (1,000,000)
                                                                     ----------
   Net cash paid for Optimation, Inc. (Note 2)                         $278,877

Supplemental disclosures of cash flow information:
   Cash paid for interest                                $118,140      $180,159
   Cash paid for income taxes                                 --            --

                      Nematron Corporation and Subsidiaries
              Notes To Consolidated Condensed Financial Statements
               For The Three Months Ended March 31, 2002 and 2001

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Limited, a United Kingdom corporation, Nematron Canada Inc., a Canadian corporation, A-OK Controls Engineering, Inc. ("A-OK Controls'), a Michigan corporation, and Optimation, Inc. ('Optimation"), an Alabama corporation. All significant intercompany transactions and balances have been eliminated in consolidation. The Company acquired 100% of the equity of Optimation effective at the close of business on March 30, 2001. Accordingly, the consolidated statement of operations for the three months ended March 31, 2002 includes the operations of Optimation, while the consolidated statements of operation for the three months ended March 31, 2001 excludes the operations of Optimation.

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

The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Acquisition of Optimation

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

The allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date are as follows:
   Cash                                                                $21,000
   Other current assets                                              1,605,000
   Equipment                                                            19,000
   Intangible assets, including goodwill                               835,000
   Current notes payable                                              (640,000)
   Other current liabilities                                          (137,000)
   Long-term debt                                                      (43,000)
                                                                    ----------
   Total purchase price                                             $1,660,000
                                                                    ==========

The following unaudited pro forma summary presents the consolidated results of operations for the three months ended March 31, 2001 as if the acquisition of Optimation had occurred on January 1, 2001, the earliest period presented in this Form 10-QSB. The pro forma summary does not purport to be indicative of either what would have occurred had the acquisition of Optimation actually been consummated at that date or the Company's future results of operations:

                                                              Three Months Ended
                                                                 March 31, 2001
                                                                 --------------

   Revenues                                                         $5,196,000
   Net loss                                                        $(1,019,000)
   Loss per share - basic and diluted                                   $(0.07)

Note 3 - Inventories

Inventories consist of the following at March 31, 2002 and December 31, 2001:

                                                       March 31,    December 31,
                                                         2002            2001
                                                         ----            ----

   Purchased parts and accessories                   $1,286,693      $1,402,209
   Work in process                                      262,846         219,765
   Finished goods, demo units and service stock         333,659         294,260
                                                     ----------      ----------
          Total Inventory                            $1,883,198      $1,916,235
                                                     ==========      ==========

Note 4 - Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement No. 142, Goodwill and Other Intangible Assets, issued by the Financial Accounting Standards Board in July 2001 ("FASB-142"). FASB-142, which is effective for years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. FASB-142 also specifies that intangible assets must be amortized over their useful lives unless such lives are indefinite, in which case the intangible assets are not subject to amortization. FASB-142 further specifies that goodwill is not subject to amortization but is subject to certain impairment tests at least annually.

The Company recorded goodwill in connection with its acquisition A-OK Controls in June 2000 and its acquisition of Optimation in March 2001. In connection with the Company's acquisition of Intec Controls Corp. in March 1997, the Company recorded intangible assets related to an acquired workforce and a distribution network that, pursuant to FASB-142, have been reclassified to goodwill as of January 1, 2002 and which are no longer subject to periodic amortization. After the reclassification, recorded goodwill totals $5,469,356 and accumulated amortization is $2,397,234 as of January 1, 2002. The net amount of goodwill, $3,072,122 as of January 1, 2002, will not be amortized but is subject to certain impairment tests at least annually.

A reconciliation of loss reported in the consolidated statement of operations to the loss adjusted for the effect of goodwill amortization for all periods presented is as follows:
                                                    Three Months Ended March 31,
                                                     --------------------------
                                                        2002           2001
                                                        ----           ----
   Net loss:
     Reported net loss                                $(192,920)   $(1,017,763)
     Goodwill amortization                                  --          30,602
     Workforce and distribution network amortization        --          23,052
                                                      ---------      ---------
        Adjusted net loss                             $(192,920)     $(964,109)
                                                      =========      =========

                                                    Three Months Ended March 31,
                                                     --------------------------
                                                        2002           2001
                                                        ----           ----
   Basic and diluted loss per share:
     Reported net loss                                 $(0.01)         $(0.07)
     Goodwill amortization                                --             --
     Workforce and distribution network amortization      --             --
                                                       ------          ------
        Adjusted net loss                              $(0.01)         $(0.07)
                                                       ======          ======
Note 5 - Other Intangible Assets

Other intangible assets consists of the following at March 31, 2002:

                                Amortization   Gross                       Net
                                  Period Carrying Accumulated Carrying (Years) Amount Amortization Amount
                                  -------     ------     ------------    ------
Amortizable intangible assets:
 Software development costs          5.7   $6,661,735    (5,853,419)   $808,316
 Other:
  Acquired non-compete agreement     5.0      300,000      (105,000)    195,000
  Acquired patent costs             10.0      590,000      (383,500)    206,500
  Internally developed patent costs  6.0       75,589       (51,316)     24,273
  Deferred financing fees            4.0      263,612      (172,480)     91,132
                                           ----------     ---------    --------
    Total other intangible assets          $1,229,201     $(712,296)   $516,905
                                           ==========     =========    ========

Amortization expense for other intangible assets for the periods presented are as follows:
                                                    Three Months Ended March 31,
                                                     --------------------------
                                                        2002             2001
                                                        ----             ----

  Software development costs                          $77,970          $216,970
  Other amortizable assets                             47,753           104,025
                                                       ------           -------
          Total                                      $125,723          $320,995
                                                     ========          ========

Estimated amortization expense for other intangible assets for the five years ending December 31, 2006 is as follows:
                                   Software            Other
                                  Development       Intangible
 Year Ending December 31,            Costs            Assets             Total
 ------------------------            -----            ------             -----
           2002                     $311,880         $179,012          $490,892
           2003                      155,898          175,150           331,048
           2004                      139,502          123,894           214,106
           2005                      139,502           74,604           214,106
           2006                      139,503              --            139,503

Note 6 - Notes Payable to Banks

The Company and its A-OK Controls subsidiary are parties to two loan and security agreements (the "Agreements") with LaSalle Business Credit, Inc., a Wisconsin bank ("LBCI"). The Agreements, which have been amended through February 2002, provide for a total of $3.5 million in two lines of credit, a $2.9 million term loan and a $1.5 million special accommodation term loan for the purpose of the Company's acquisition of A-OK Controls on June 30, 2000. The Agreements provide for credit facilities through November 2003, and may be extended for an additional one-year period at the option of the Company, unless the lender gives prior notice of termination.

The amount available under the lines of credit are limited by a borrowing formula that allows for advances up to a maximum of the sum of specified percentages of eligible accounts receivable, less the amount, if any, of outstanding letters of credit issued by the Company. Based upon such borrowing formula, approximately $179,000 of the available lines are eligible for advance at March 31, 2002. Amounts borrowed under the lines of credit facility total $2,064,358 at March 31, 2002, and such borrowings bear interest at the prime rate plus 4.5% (9.25% effective rate at March 31, 2002). The lines of credit and the term loans (discussed in Note 8) are collateralized by substantially all assets of the Company and a mortgage on the Company's Ann Arbor facility.

The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement with Compass Bank, an Alabama bank. The agreement provides for a total line of credit of $405,000 limited by a borrowing formula that allows for advances up to a maximum of the sum of specified percentages of eligible accounts receivable and inventory. Amounts borrowed under the line of credit facility total $395,000 at March 31, 2002, and such borrowings bear interest at the prime rate plus .50% (5.25% effective rate at March 31, 2002), but not less than 5.0% per annum. Based upon such borrowing formula, approximately $75,000 of the available lines are eligible for advance at March 31, 2002. The line of credit is collateralized by substantially all assets of Optimation. The credit facility, which has been on a short-term rolling basis since June 2001, expires May 5, 2002, at which time the Company expects to renew the facility on essentially the same terms and conditions for another 60 to 90 day period.

Note 7 - Subordinated Debt

Subordinated debt consists of the following:

                                                                                March 31,         December 31,
                                                                                  2002                2001
       Convertible subordinated promissory notes, interest at 10%
       per annum, due August 31, 2001.  Accrued and unpaid interest and the principal of the note may be converted into common stock at the lower of $0.30 per share or the lowest closing price of the underlying common stock during the period the notes are
       outstanding.                                                           $1,200,000          $1,200,000

       Subordinated promissory notes, interest at 10% per
       annum, due on demand.  The notes are callable by the Company at any time, and the notes may be converted into common or preferred stock if the Company issues such equity during the
       period the notes are outstanding.                                         385,000             300,000

       Subordinated promissory notes, interest at 8% per
       annum, due October 15, 2002.  The notes are callable by the
       Company at any time.  The face amount of the notes is $285,000, and $5,569 of the proceeds to the Company was ascribed to the detachable warrants sold with the notes, and such amount is being charged to interest expense, with a corresponding increase in the
       recorded value amount of the notes, over the term of the notes.           195,227                 --
                                                                              ----------          ----------
       Total                                                                  $1,780,227          $1,500,000
                                                                              ==========          ==========

The convertible subordinated notes due August 31, 2001 ("Convertible Notes") included detachable warrants. The warrants, which are non-assignable, allowed the holders to purchase the Company's common stock at $0.30 per share (the "Per Share Warrant Price") at any time until March 31, 2006 (the "2006 Warrants"). If at any time prior to the exercise of the 2006 Warrants the daily closing price of the Company's common stock, as traded on the American Stock Exchange ("AMEX"), falls below the Per Share Warrant Price for five consecutive days, the Per Share Warrant Price will be adjusted downward to the lowest price during such five trading day period. In the event that the Company completes the proposed equity offering at less than the Per Share Warrant Price, the holders have the option to exchange the 2006 Warrants for other warrants to purchase a greater number of shares based on the difference between the Per Share Warrant Price and the proposed equity offering price per share. Because the Per Share Warrant Price was less than the closing price of the common stock, as traded on the AMEX, on the dates the notes were sold, the 2006 Warrants were ascribed a value of $342,000 and such amount was credited to shareholders equity, and the Convertible Notes were ascribed a value of $858,000. The $342,000 was charged to interest over the term of the Convertible Notes, resulting in a total non-cash charge to interest expense of $342,000 between April 1, 2001 and August 31, 2001, with the c Convertible Notes increasing in recorded amount to $1,200,000 by August 31, 2001.

The subordinated notes due October 15, 2002 (the "8% Subordinated Notes") included detachable warrants. The warrants, which are non-assignable, allow the holders to purchase the Company's common stock at $0.22 per share at any time until March 31, 2007 (the "2007 Warrants"). Because the $0.22 per share exercise price was less than the closing price of the common stock, as traded on the American Stock Exchange, on the dates the notes were sold, the 2007 Warrants were ascribed a value of $5,569 and such amount was credited to shareholders equity, and the 8% Subordinated Notes were ascribed a value of $194,431. The $5,569 is being charged to interest over the term of the 8% Subordinated Notes, resulting in a total non-cash charge to interest expense of $796 for the three month period ended March 31, 2002.

All of the subordinated promissory notes in the above table are subordinated to the debt due to the Company's senior bank lender, and such notes are collateralized by a second mortgage on the Company's Ann Arbor facility. The agreements underlying the notes provide for detachable warrants that allow the Noteholders to purchase common stock at specified exercise prices for a five-year period from the date of issuance of the notes.

A total of $750,000 of the Convertible Notes, all of the 10% Subordinated Notes and all of the 8% Subordinated Notes were issued to certain members of the Company's Board of Directors or their affiliates. At March 31, 2002 and December 31, 2001, accrued interest on thesubordinated notes in the above table total $136,478 and $96,795, respectively, including $91,084 and $62,493, respectively, due to related parties.

Note 8 - Long-Term Debt

Long-term debt includes the following debt instruments at March 31, 2002 and December 31, 2001:

                                                                                March 31,         December  31,
                                                                                  2002                2001
                                                                                  ----                ----

      Term note payable to a bank, interest at prime plus 4.50%
      (9.25% effective rate as of March 31, 2002), payable in monthly installments of $62,500 beginning June 2002 through August 2002,
      at which time any remaining principal and interest is due.              $2,561,667          $2,561,667

      Term note payable to a bank, interest at prime plus 6.0%, (10.75%
      effective rate as of March 31, 2002), payable in monthly
      installments of $78,611 through May 2002.                                  153,333             389,166

      Capitalized lease obligations and other notes.                              37,856              40,643

      Total long-term debt                                                     2,752,856           2,991,476
      Less current maturities                                                 (2,726,832)         (2,962,536)
                                                                              ----------          ----------
      Long-term debt, less current maturities                                 $   26,024          $   28,940
                                                                              ==========          ==========

The Company has net operating loss carryforwards ("NOLs") of approximately $24 million as of December 31, 2001 that may be applied against future taxable income. The NOLs expire in varying amounts from 2004 and through 2021. Utilization of certain of these NOLs is subject to annual limitations under current Internal Revenue Service regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the NOLs. Realization of net deferred tax assets associated with the NOLs is dependent upon generating sufficient taxable income prior to their expiration.

Note 10 - Earnings Per Share

The weighted average shares outstanding used in computing loss per share was 15,744,625 and 14,002,587 for the three month periods ended March 31, 2002 and 2001, respectively.

For the three  months  ended March 31,  2002,  2,162,942  options and  1,470,910 warrants were outstanding but were not included in the computation of diluted EPS because the inclusion of these securities would have an antidilutive effect on loss per share during the three-month period ended March 31, 2002. The options expire on various dates between 2003 and 2011, and the warrants expire between October 2002 and March 2007.

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

Item 2.    Management's Discussion and Analysis of Results of Operations

Three Months Ended March 31, 2002 Compared
------------------------------------------
With Three Months Ended March 31, 2001
--------------------------------------

     Net revenues for the first quarter of 2002 decreased $266,000 (5.6%) to $4,519,000 compared to $4,785,000 for the comparable period last year. The decrease is attributable to a decrease in sales of bundled Industrial Control Computers ("ICCs"), and other hardware control products, partially offset by increased revenues from software licenses, system integration and operator panels, including $362,000 attributable to the revenues of Optimation which the Company acquired on March 30, 2001. Revenues from ICCs and otherhardware control products were below the prior year period as customers have continued to restrict their capital spending. Revenues from software licenses increased in the current period compared to the prior year period because of a significant sale of FloPro software licenses to one customer. Revenues from system integration increased in the current period compared to the prior year period because of application services performed for one customer in 2000 and 2001, the revenue from which was previously not recorded pending certainty of collection. Management expects that net revenues for the last nine months of 2002 will be comparable to the year earlier period based on the current order rate and scheduled deliveries.

     Gross profit for the first quarter of 2002 increased $613,000 (74.6%) to $1,436,000 compared to $823,000 for the comparable period last year. Gross profit as a percentage of revenue in the first quarter of 2002 was 31.8% compared to 17.2% in the comparable period last year. The increase in the gross profit percentage results from the profit margins on the FloPro license sold in the current period and the revenue from the system integration services for which the costs were incurred in prior periods, as discussed in the first paragraph above. Management expects that gross profit margins will decline to the level experienced in the first quarter of 2001 because of the absence of FloPro license revenue and the system integration revenue recognized in the first quarter of 2002 discussed above.

     Product development expenses incurred for software development for the first quarter of 2002 increased $76,000 (66.5%) to $190,000 compared to $114,000 for the comparable period last year. The increase is attributable to the lack of any capitalizable expenditures in the current period whereas $183,000 of software development expenditures were capitalized in the first quarter of 2001. In the fourth quarter of 2001, the Company wrote down the carrying amount of capitalized software development costs, and the capitalization of additional costs would have increased the carrying amount of such asset above its estimated net realizable value. Management expects that product development expenses will increase moderately in the remaining quarters of 2002 as development and enhancement efforts are planned to increase.

     Selling, general and administrative expenses for the first quarter of 2002 decreased $270,000 (17.4%) to $1,286,000 compared to $1,556,000 for the comparable period last year and decreased as a percentage of net revenue to 28.5% in the first quarter of 2002 from 32.5% in the comparable period of 2001. The decrease results primarily from more efficient marketing and sales initiatives during the current quarter compared to the comparable period last year and the effects of cost reduction initiatives implemented over the last several quarters. Management expects that selling, general and administrative expenses will increase moderately in the remaining quarters of 2002 because of an expansion of its marketing and sales initiatives compared to current activities as management anticipates several new product releases during the ramianing months of 2002.

     Interest expense for the first quarter of 2002 decreased $7,000 (4.2%) to $163,000 compared to $170,000 for the comparable period last year. The decrease results primarily from lower overall average borrowing levels during the current period compared to the year ago period.

     Sundry income was not significant in either reported period.

Liquidity and Capital Resources
-------------------------------

     Primary sources of liquidity are cash generated from operations, short term subordinated debt and the Company's secured lines of credit that total $3.5 million as of March 31, 2002 from LaSalle Business Credit ("LBCI") and $.4 million from Compass Bank. As of March 31, 2002, the Company had $2,459,000 outstanding under the lines of credit and approximately $254,000 of additional borrowing capacity available under such credit lines. The Company's operations used $343,000 in cash during the first quarter of 2002 as a result of the net loss and the effects of changes in working capital and the noncash depreciation and amortization charges. During the first quarter of 2002, the Company used $32,000 of cash for purchases of equipment and $239,000 of cash for long-term debt repayments. Primary sources of cash in the first quarter of 2002 were $197,000 from borrowings on the lines of credit and $285,000 from the proceeds from sales of subordinated promissory notes and warrants.

     Based upon current estimates, operations for the next two quarters will also result in net cash losses unless sales improve over forecasted levels or costs and expenditures can be further reduced.

     The Company is in compliance with the terms of its Compass Bank financing agreement. However, since mid-2001, the Company has not been in compliance with the certain financial covenants contained in the financing agreement with LBCI financing agreement under which it has two lines of credit totaling $3.5 million and two term loans. LBCI has issued a forbearance letter to the Company concerning these covenant violations. However, in such letter LBCI has specifically reserved its right to take any action permitted under the agreement without any notice to the Company. LBCI and Company management are discussing management plans to cure the defaults, including, without limitation, a capital infusion. This capital infusion, if successful, may cure the tangible net worth covenant, but it will not cure operating covenants that were not met beginning in 2001. Management is hopeful, however, that a successful capital infusion will cause LBCI to continue its forbearance. In view of the continuing default, the Company has classified all indebtedness to LBCI as current liabilities.

     In the short term, in addition to having to fund its projected net cash losses over the next two quarters, the Company will be required to repay by May 1, 2002 the remaining $153,000 balance of a special accommodation advance from LBCI, and to make payments other term debt of approximately $18,000 per month, plus interest. Additionally, of the total principal amount of subordinated debt, $1,585,000 plus accrued interest thereon is due currently and $200,000 plus accrued interest thereon will become due October 15, 2002.

     Management is attempting to complete as soon as practical a private placement of preferred stock to accredited investors whereby the Company would raise a minimum of $5 million, a portion of the proceeds of which would be applied to the repayment of current liabilities, liabilities arising from operations over the next two quarters and subordinated debt.

     The Company is in the process of raising a bridge financing in the range of $200,000 to $400,000 in the form of subordinated debt with detachable warrants, until such time as it can close a private placement of preferred stock. Based upon the Company's current projections, the Company will not generate cash from operations until the third quarter of 2002, during which period it will require approximately $900,000 to fund operations, product development and repay bank borrowings. Management has included in these projections an assumption that the borrowings from LBCI and Compass Bank will be refinanced with LBCI and Compass Bank, respectively, or with other lenders on substantially the same terms as the current agreements.

     Management can offer no assurance that the private placements of subordinated notes in a bridge financing or of preferred stock will be successful, or that if the private placement of subordinated notes or preferred stock should occur, that the funds raised will be sufficient to persuade LBCI to continue its forbearance on demanding repayment of the LBCI debt because of the continuing covenant violations. If the private placements are not successful, the Company will not have sufficient liquidity to satisfy its liabilities and obligations as they become due and it may be forced to curtail its operations, sell product lines or the operations of subsidiaries or sell the Company to a third party.

Uncertainties Relating to Forward Looking Statements
----------------------------------------------------

     "Item 2. Management's Discussion and Analysis of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. . While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

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

- The ability of the Company to effectively integrate the operations of acquired entities;

- A further decline of economic conditions in general and conditions in the automotive manufacturing industry in particular;

- Delays in introduction of planned hardware and software product offerings;

- Reductions in product life cycles;

- Changes in customer requirements or reductions in demand for the Company's products and services;

- The inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions or changes in corporate strategy to capitalize on market changes;

- Competitive factors (including the introduction or enhancement of competitive products);

- Pricing decreases and component price increases that may result in materially reduced selling prices and gross profit margins for the Company's products;

- Software defects and latent technological deficiencies in existing and new hardware products;

- Unforeseen increases in operating expenses or adverse fluctuations in foreign exchange rates;

- The inability to attract or retain management, sales or engineering talent;

- Evolving industrial automation industry standards.

                           PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

On March 3, 2002, the Company signed a subordinated promissory note agreement with North Coast Technology Investors LLP ("North Coast") which memorialized a borrowing arrangement between the Company and North Coast which became effective as of October 1, 2001 (the "North Coast Agreement"). Mr. Hugo Braun, a director of the Company, is a partner of North Coast. Pursuant to the North Coast Agreement, the Company may request periodic advances totaling $1,000,000 from time to time in order to pay Company liabilities as they become due. All advances made under the North Coast Agreement are due on demand and bear interest at 10% per annum. Concurrent with the Company's draw down of amounts under the North Coast Agreement, North Coast is entitled to receive warrants to purchase shares of the Company's common stock in an amount and at a price to be determined by mutual agreement between the parties and under the same terms as set forth in a certain Warrant Agreement between the Company and North Coast dated March 23, 2001. If the parties cannot reach mutual agreement, the warrant exercise price shall be $0.18 per share (the lowest closing price of the Company's common stock as traded on the AMEX since the effective date of the North Coast Agreement) and the number of shares shall equal 20% of the amount advanced under this note divided by $0.18. Advances of $385,000 have been made and 427,778 Warrants have been issued as of March 31, 2002. The subordinated notes are due on demand. In the event of an equity financing by the Company, North Coast, at its option, may convert any or all of the outstanding principal of and interest accrued on advances under the North Coast Agreement into the securities offered in such financing, at the offering price per share of such financing. The Company issued the securities to accredited investors, without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder. The Company relied upon this exemption based upon the limited number of purchasers, the provision of financial and other information concerning the Company to the purchasers, investment representations made by the purchasers, the lack of general solicitation, and actions taken by the Company to restrict resale of the securities without registration, including the placement of restrictive legends on the share certificate.

On March 6, 2002 and March 28, 2002, the Company sold to two purchasers $200,000 principal amount of subordinated promissory notes, bearing interest at 8.0% per annum, and warrants to purchase a total of 318,182 shares of common stock (the "March 2002 Warrants"). The two purchasers were directors of the Company, Mr. Ronald C. Causley and Mr. Joseph J. Fitzsimmons. The March 2002 Warrants, which are non-assignable, allow the holders to purchase Common Stock at $0.22 per share (the "Per Share Warrant Price") at any time until March 31, 2007. The Warrants are exercisable in increments of 45,455 per month for seven months until all March 2002 Warrants are exercisable by October 1, 2002. The Company issued the securities to accredited investors, without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder. The Company relied upon this exemption based upon the limited number of purchasers, the provision of financial and other information concerning the Company to the purchasers, investment representations made by the purchasers, the lack of general solicitation, and actions taken by the Company to restrict resale of the securities without registration, including the placement of restrictive legends on the share certificate.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

(b) During the quarter ended March 31, 2002, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Nematron Corporation

                            By:

May 13, 2002                /s/ Matthew S. Galvez
------------                ----------------------------------
Date                        Matthew S. Galvez, President & CEO
                            (Duly Authorized Officer)

May 13, 2002                /s/ David P. Gienapp
------------                ----------------------------------
Date                        David P. Gienapp, Vice President -
                            Finance and Administration
                            (Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                      Description of Exhibit
------                      ----------------------

  4.1 Form of Subordinated Promissory Note dated between March 6 and March 28, 2002, by and between Nematron Corporation and Noteholders, and schedule of Noteholders and amounts

  4.2 Form of Warrant Agreement dated between March 6 and March 28, 2002, by and between Convertible Subordinated Noteholders and Nematron Corporation, and schedule of amounts of Warrants by Warrant holder

                                                                     EXHIBIT 4.1
                                                                     -----------

             FORM OF SUBORDINATED PROMISSORY NOTE BETWEEN NOTEHOLDER

                            AND NEMATRON CORPORATION



     THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR UNDER ANY OTHER SECURITIES LAWS. IT MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THIS NOTE UNDER THE SECURITIES ACT OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO NEMATRON THAT SUCH REGISTRATION IS NOT REQUIRED.

$____________                                                     March __, 2002

Ann Arbor, Michigan

     FOR VALUE RECEIVED, the undersigned, Nematron Corporation, a Michigan corporation ("Nematron'), hereby promises to pay to _____________________________ (the "Payee"), at Payee's principal business address as set forth below, or at such other place or places as the Payee may designate from time to time in writing to Nematron, in lawful money of the United States of America and in immediately available funds, the aggregate principal sum of $________, and to pay interest on the outstanding principal balance at the rate of eight percent (8%) per annum. The payment of the principal and all accrued and unpaid interest thereon shall be due and payable on October 15, 2002 (the "Maturity Date"). Interest shall be charged on the basis of a year of 365 days. Nematron and Payee acknowledge that all amounts due and payable under this Note are hereby expressly subordinated in right of payment to the prior payment in full of the indebtedness referenced in the Subordination Agreement, dated as of even date herewith, between Payee and LaSalle Business Credit, Inc.

     This Note may be prepaid at any time and from time to time, in whole or in part, without penalty or premium, upon at least fifteen (15) business days prior written notice from Nematron to the Payee, unless, prior to such repayment, Payee provides notice to Nematron of its intent to exercise its conversion rights provided in the fourth paragraph of this Note. Payee's notice of intent to exercise its conversion rights shall be effective notwithstanding Nematron's notice of intent to repay. This Note shall be payable in cash or equivalent immediately available funds.

     Nematron currently intends to issue equity securities (Common and/or Preferred Stock) in a private offering prior to the Maturity Date on terms and conditions to be determined at the time of such offering (the "Shares"). Subject to the other terms and conditions of this Note, the principal and interest due and payable under this Note may be converted by Payee, in whole or in part, into Shares upon at least five (5) days prior written notice from the Payee to Nematron and prior to the earlier of (i) the Maturity Date or (ii) the prepayment in whole of this Note. The number of Shares issuable upon such conversion shall be equal to (x) the sum of the principal and interest then due and payable under this Note, divided by (y) the average price per Share required to be paid by the purchasers of Shares in such private offering, rounded down to the nearest whole Share. No fractional Shares shall be issued upon conversion of this Note.

     NEMATRON AND THE PAYEE, AFTER CONSULTING OR HAVING HAD THE OPPORTUNITY TO CONSULT WITH COUNSEL, KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT EITHER OF THEM MAY HAVE TO A TRIAL BY JURY IN ANY LITIGATION BASED UPON OR ARISING OUT OF THIS NOTE, OR ANY COURSE OF CONDUCT, DEALING, STATEMENT (WHETHER ORAL OR WRITTEN) OR ACTIONS OF EITHER OF THEM. NEITHER NEMATRON NOR THE PAYEE SHALL SEEK TO CONSOLIDATE, BY COUNTERCLAIM OR OTHERWISE, ANY ACTION IN WHICH A JURY TRIAL HAS BEEN WAIVED WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED.

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

     Acceptance by the Payee of any payment in an amount less than the amount then due and owing shall be deemed an acceptance on account only, and the failure to pay the entire amount then due and owing shall cause Nematron to remain in default.

     This Note may not be sold, assigned or otherwise transferred without the prior written consent of Nematron, which consent shall not be unreasonably withheld. If Payee is an individual, a transfer to a revocable living trust with respect to which Payee is the trustee and sole beneficiary during Payee's lifetime shall be allowed after written notice has been provided to Nematron.

     Written notice shall be deemed to have duly given if and when delivered personally or by overnight courier to the address set forth below, or sent by fax with confirmation received to the fax number set forth below.

     This Note is made under, and shall be governed by and construed in accordance with, the laws of the State of Michigan as to notes made and performed entirely within such State and without giving effect to choice of law principles of such State.

     Notwithstanding any provision in this Note to the contrary, Nematron shall not be required to issue any other securities if such issuance would constitute a violation of any applicable Federal or state securities law or any other law or regulation.

NEMATRON CORPORATION                   ACCEPTED AND AGREED:

                                                                         (Payee)
--------------------------------       -----------------------------------------
Name:---------------------------
Its: ---------------------------

Principal Business Address and Fax Number:

5840 Interface Drive                   By: -------------------------------------
                                                          [Signature]
Ann Arbor, Michigan 48103              Name:------------------------------------
(734)994-8170 (fax)                    Title:-----------------------------------
(734)214-2128 (telephone)

                                       Principal Business Address, Telephone
                                       and Fax Numbers:

                                       Address: --------------------------------
                                                --------------------------------
                                       Phone:   --------------------------------

                                       Fax:     --------------------------------

                                    --oo0oo-

               Schedule of Subordinated Notes and Warrants Issued
               --------------------------------------------------
Note Date         Payee                     Note Amount         Warrants
---------         -----                     -----------         --------

March 06, 2002    Ronald C. Causley           $125,000           198,864
March 28, 2002    Joseph J. Fitzsimmons         75,000           119,318
                                              --------           -------
Total                                         $200,000           318,182
                                              ========           =======

                                                                    EXHIBIT 4.2
                                                                    -----------
           FORM OF WARRANT TO PURCHASE SHARES OF COMMON STOCK, NO PAR
                         VALUE, OF NEMATRON CORPORATION
                         ------------------------------


     THIS STOCK PURCHASE WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. IT MAY NOT BE OFFERED, SOLD OR TRANSFERRED IN THE ABSENCE OF REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND ANY APPLICABLE STATE SECURITIES LAWS OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED. THIS WARRANT IS ALSO SUBJECT TO THE RESTRICTIONS ON TRANSFER SET FORTH IN SECTION 6 HEREOF.

     THIS STOCK PURCHASE WARRANT ("Warrant') CERTIFIES THAT, for value received, subject to the provisions hereinafter set forth, (the "Holder") is entitled to purchase from Nematron Corporation, a Michigan corporation, and its successors and assigns (the "Company") up to a maximum of shares (the 'Warrant Shares") of common stock of the Company, no par value (the "Common Stock"), at the price of $0.22 per share (the "Per Share Warrant Price") at any time and from time to time after the date such Warrant Shares are earned (as described herein) and until March 31, 2007 (the "Expiration Date") subject to the provisions and on the terms and conditions hereinafter set forth. The Per Share Warrant Price, when multiplied by the number of shares purchasable hereunder shall be referred to as the "Aggregate Warrant Price." The number of shares purchasable hereunder and the Per Share Warrant Price are subject to adjustment, as hereinafter provided. The Company has issued this Warrant in connection with its issuance to the Holder of a Subordinated Promissory Note on the date of this Warrant.

     The following is a statement of the rights of the Holder of this Warrant and the terms and conditions to which this Warrant is subject, to which terms the Holder hereof, by acceptance of this Warrant, assents.

     1. EARNING OF WARRANTS

     The Holder of this Warrant will be awarded an increasing number of Warrants based upon the passage of time between the date of the Subordinated Promissory Note and the repayment of such note by Nematron. The Holder will be awarded Warrant Shares in the amount of (a) the Earned Warrants, as described below, divided by (b) the Per Share Warrant Price.

     The Earned  Warrants shall be computed as an amount obtained by multiplying
(w) the principal of the Subordinated Promissory Note times (x) five percent (5%) times (y) the number of Months (as defined below) between the date of the Subordinated Promissory Note and the date the Subordinated Promissory Note is repaid, up to seven months, divided by (z) the Per Share Warrant Price. "Months" in the preceding sentence shall mean:

         Days Outstanding                         Months
         From 1 to 30 days                          1
         From 31 to 60 days                         2
         From 61 to 90 days                         3
         From 91 to 120 days                        4
         From 121 to 150 days                       5
         From 151 to 180 days                       6
         181 days or more                           7

     As an example of the computation set forth in this section: Assume, for purposes of an example only, the principal of the Subordinated Promissory Note is $10,000 and is dated March 11, 2002. If the Subordinated Promissory Note remains outstanding through July 5, 2002 and the Warrant Holder exercises the Warrant on July 5, 2002, 95 days would have elapsed and the Warrant Holder will therefore have earned four months of Warrants at 5% per month, or 20% of the face of the Subordinated Promissory Note, or $2,000. The total number of Warrants earned would be $2,000 divided by the Per Share Warrant Price ($0.22), or 9,090. The maximum number of Warrants that may be awarded in this example of using a face amount of $10,000 is 15,909 ([$10,000 times 5% times 7 months] divided by $0.22).

     2. EXERCISE OF WARRANT

     (a) Subject to the conditions set forth herein, this Warrant may be exercised in whole at any time or in part from time to time by the Holder hereof by the surrender of this Warrant at the principal office of the Company on or before the Expiration Date and upon payment to the Company of the Aggregate Warrant Price (or the proportionate part thereof if exercised in part) for the shares so purchased. The payment shall be made by the Holder in the form of a certified or cashier's check. If this Warrant is exercised with respect to less than all of the Warrant Shares at the time purchasable hereunder, the Holder retains the right to exercise the unexercised Warrants at any time prior to the Expiration Date.

     (b) The Company shall keep a warrant registry book of the names of all the holders of its registered warrants (including the Holder) and their registered assigns and record all activity (Earned Warrants and exercises thereof) in the warrant register.

     3. ADJUSTMENTS

     (a) In the event the Company shall (i) pay a dividend to the holders of Common Stock in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares, then (a) the number of Warrant Shares shall be adjusted so that the Holder shall thereafter be entitled to receive upon the exercise of this Warrant the number of shares of Common Stock which he would have owned immediately after such event had the Warrant been exercised immediately prior to the occurrence of such event and (c) the Per Share Warrant Price shall be adjusted to that price determined by multiplying the Per Share Warrant Price in effect immediately prior to such event by a fraction (x) the numerator of which is the total number of outstanding shares of Common Stock immediately prior to such event, and (y) the denominator of which shall be the total number of outstanding shares of Common Stock immediately after such event. Such adjustment shall become effective immediately after the opening of business on the day following such record date or the day upon which such subdivision, combination or reclassification becomes effective.

     (b) In the event the Company shall (i) issue by reclassification of its Common Stock any shares of the Company of any class or series, (ii) merge or consolidate with or into another entity (other than a merger in which the Company is the surviving entity and which does not result in any reclassification of the outstanding shares of Common Stock), (iii) sell or otherwise convey to another entity all or substantially all of the assets of the Company followed by the distribution of the proceeds thereof to the shareholders of the Company, or (iv) engage in a share exchange involving all or substantially all of the stock of the Company, then the Holder shall thereafter be entitled to receive upon the exercise of this Warrant, instead of the Warrant Shares, the consideration which he would have owned immediately after such event had the Warrant been exercised immediately prior to the occurrence of such event.

     (c) No adjustment shall be required unless such adjustment would require an increase or decrease of at least one-tenth of a share in the number of Warrant Shares or at least one-tenth of a cent in the Per Share Warrant Price; provided, however, that any adjustment which by reason hereof is not required to be made shall be carried forward and taken into account in any subsequent adjustment.

     (d) No fractional shares of Common Stock shall be issued upon exercise of this Warrant. The number of shares issued shall instead be rounded down to the nearest whole share and any fractional share disregarded.

     (e) The Company shall not, by amendment of its Articles of Incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith assist in the carrying out of all of the provisions of this Section 3 and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder against impairment.

     (f) Whenever the Per Share Warrant Price or the number of Warrant Shares shall be adjusted pursuant to the provisions hereof, the Company shall within 30 days of such adjustment deliver a certificate signed by its chief financial officer to the registered holder hereof setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated, and the Per Share Warrant Price after giving effect to such adjustment.

     4. FULLY PAID STOCK

     The Company agrees that the Warrant Shares delivered upon exercise of this Warrant as herein provided shall, at the time of such delivery, be fully paid and non-assessable, and free from all liens and charges with respect to the purchase thereof. During the period within which this Warrant may be exercised, the Company will at all times have authorized, and hold in reserve for issuance upon exercise of this Warrant, a sufficient number of shares of Common Stock to provide for the exercise of this Warrant.

     5. CLOSING OF TRANSFER BOOKS

     The right to exercise this Warrant shall not be suspended during any period while the stock transfer books of the Company for its Common Stock may be closed. The Company shall not be required, however, to deliver certificates of its Common Stock upon the exercise of this Warrant while such books are duly closed for any purpose, but the Company may postpone the delivery of the certificates for such Common Stock until the opening of such books, and they shall, in such case, be delivered forthwith upon the opening thereof, or as soon as practicable thereafter.

     6. LOST OR STOLEN WARRANTS

     In case any Warrant shall be mutilated, lost, stolen or destroyed, the Company shall issue a new Warrant of like date, tenor, and denomination and deliver the same in exchange and substitution for and upon surrender and cancellation of any mutilated Warrant, or in lieu of any Warrant lost, stolen or destroyed, upon an indemnity agreement or bond reasonably satisfactory to the Company.

     7. ASSIGNMENT

     This Warrant is not assignable or transferable except by will or the laws of descent and distribution and any such attempted assignment or transfer shall be null and void. The Company may deem and treat the registered holder hereof as the absolute owner of this Warrant (notwithstanding any notations of ownership or writing hereon made by anyone other than the Company) for all purposes and shall not be affected by any notice to the contrary.

     8. SECURITIES MATTERS

     Neither this Warrant nor the Warrant Shares have been registered under the Securities Act of 1933 (the "Act'), as amended, or any applicable "Blue Sky" laws. By acceptance of this Warrant, the Holder represents and warrants to the Company that Holder (a) is receiving this Warrant and, upon exercise, is acquiring the Warrant Shares for Holder's own account and not on behalf of others, and is not taking this Warrant or any of the Warrant Shares with a view to the "distribution" thereof (as that term is defined in the Act and the rules and regulations of the Securities and Exchange Commission thereunder) and (b) will not offer, distribute, sell, transfer or otherwise dispose of this Warrant or the Warrant Shares except pursuant to (i) an effective registration statement under the Act and any applicable Blue Sky laws with respect thereto, or (ii) an opinion, satisfactory to the Company, addressed to the Company, of counsel satisfactory to the Company, that such offering, distribution, sale, transfer or disposition is exempt from registration under the Act and any applicable Blue Sky laws. Each and every certificate representing Warrant Shares to be delivered upon exercise of this Warrant shall bear the following legend:

     THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. SUCH
SECURITIES MAY NOT BE OFFERED, SOLD OR TRANSFERRED IN THE ABSENCE OF REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND ANY APPLICABLE STATE SECURITIES LAWS OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

     9. NO RIGHTS AS SHAREHOLDER

     Nothing contained in this Warrant shall be construed as conferring upon the Holder any rights as a shareholder of the Company.

     10. MISCELLANEOUS

     (a) All covenants and agreements of the Company in this Warrant shall be binding upon the Company's successors and assigns.

     (b) This Warrant shall be construed and enforced in accordance with the laws of the State of Michigan.

     (c) This Warrant may be amended, except as provided in Section 2, only with the written consent of the Company and the Holder.

     (d) Any notices or other communications required or permitted hereunder shall be sufficiently given if in writing and sent by registered mail, postage prepaid, and if to the Holder, addressed to the Holder at the Holder's address appearing on the warrant registry book of the Company, and if to the Company, addressed to it at 5840 Interface Drive, Ann Arbor, Michigan 48103, Attention:
President, or to such other address or attention as shall be furnished in writing by the Company or the Holder, and any such notice shall be deemed to have been given as of the date received.

     (e) The Company will pay when due and payable any and all federal and state taxes which may be payable by the Company in respect of the issue of this Warrant, or any Common Stock or certificates therefor upon the exercise of this Warrant, pursuant to the provisions thereof. The Company shall not, however, be required to pay any tax which may be payable in respect of any attempted transfer, in whole or in part, of this Warrant (including the issuance of new Warrants in connection therewith) or the delivery of stock certificates in a name other than that of the Holder presented for exercise, and any such tax shall be paid by the Holder at the time of presentation.

     IN WITNESS WHEREOF, the undersigned has caused this Warrant to be signed by a duly authorized officer and this Warrant to be dated the date set forth above.

NEMATRON CORPORATION               ACCEPTED AND AGREED:

---------------------------        ---------------------------------------------
David P. Gienapp, Secretary                       (Holder)

                                   By:------------------------------------------
                                                 [Signature]

                                   Name:----------------------------------------

                                   Its: ----------------------------------------


                          --oo0oo-

                          Schedule of Warrants Issued
                          ---------------------------

Note Date                     Payee                 Warrants
---------                     -----                 --------
March 06, 2002        Ronald C. Causley              198,864
March 28, 2002        Joseph J. Fitzsimmons          119,318
                                                     -------
Total                                                318,182
                                                     =======