Form 10QSB
period 2002-06-30
NEMATRON CORP
filed 2002-08-13
CIK 892832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002


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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No par value Common Stock: 15,744,625 outstanding as of July 31, 2002

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                     Nematron Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets
                      June 30, 2002 and December 31, 2001

                                                       June 30,
                                                         2002       December 31,
                                                      (Unaudited)       2001
                                                     ------------  ------------
                      Assets
                      ------
Current assets:
  Cash and cash equivalents                           $  120,232   $  291,726
  Accounts receivable, net of allowance for
   doubtful accounts of $86,000 at June 30, 2002
   and $70,000 at December 31, 2001                    2,700,090    3,284,376
  Inventories (Note3)                                  1,890,317    1,916,235
  Prepaid expenses and other current assets              268,217      190,010
                                                     -----------  -----------
                Total current assets                   4,978,856    5,682,347
Property and equipment, net of accumulated
 depreciation of $7,385,592 at June 30, 2002
 and $7,192,705 at December 31, 2001                   2,015,942    2,190,104
Goodwill, net of amortization (Note 4)                 3,072,122    3,072,122
Intangible assets (Note 5):
 Software and related development costs,
  net of amortization                                    730,346      886,286
 Other intangible assets, net of amortization            469,153      564,658
                                                     -----------  -----------
Total assets                                         $11,266,419  $12,395,517
                                                     ===========  ===========

         Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable to banks (Note 6)                     $1,708,658 $  2,262,475
  Accounts payable                                     1,780,335    1,452,658
  Deferred revenue and other accrued expenses          1,396,432    1,851,956
  Subordinated debt (Note 7)                           2,446,160    1,500,000
  Current maturities of long-term debt (Note 8)        2,568,039    2,962,536
                  Total current liabilities            9,899,624   10,029,625
Long-term debt, less current maturities (Note 8)          12,498       28,940
                                                     -----------  -----------
                  Total liabilities                    9,912,122   10,058,565
Shareholders' equity:
  Common stock, no par value, 30,000,000 shares authorized,
    15,744,625 shares outstanding                     33,211,046   33,054,089
  Accumulated comprehensive income                        32,592       18,096
  Accumulated deficit                                (31,889,341) (30,735,233)
                                                     -----------  -----------
                  Total shareholders' equity           1,354,297    2,336,952
                                                     -----------  -----------
Total liabilities and shareholders' equity          $ 11,266,419 $ 12,395,517
                                                     ===========  ===========

                     Nematron Corporation and Subsidiaries
                Consolidated Condensed Statements of Operations
                   For The Three-and Six-Month Periods Ended
                             June 30, 2002 and 2001

                                Three Months Ended          Six Months Ended
                                      June 30,                  June 30,
                             ------------------------  -------------------------
                                 2002         2001         2002          2001
                             (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)
                             -----------   ----------  -----------   -----------

Net revenues                  $3,616,826   $4,764,477   $8,136,438   $9,549,827
Cost of revenues               2,835,348    3,755,279    5,916,308    7,717,992
                              ----------   ----------   ----------   ----------
        Gross profit             781,478     1,009,19    2,220,130    1,831,835
Operating expenses:
  Product development costs      170,336      123,764      356,516      238,120
  Selling, general,
  administrative               1,251,990    1,733,400    2,545,051    3,289,842
                              ----------   ----------   ----------   ----------
  Total operating expenses     1,422,326    1,857,164    2,901,567    3,527,962
                              ----------   ----------   ----------   ----------
Operating loss                  (640,848)    (847,966)    (681,437)  (1,696,127)
Other income (expense):
  Interest expense              (334,778)    (397,392)    (497,779)    (567,518)
  Sundry income (expense)         14,437        7,164       25,106        7,690
                              ----------   ----------   ----------   ----------
  Total other income (expense)  (320,341)    (390,228)    (472,673)    (559,828)
                              ----------   ----------   ----------   ----------
Loss before income taxes        (961,189)  (1,238,194)  (1,154,110)  (2,255,955)
Income taxes (Note 7)                -0-          -0-          -0-        -0-
                              ----------   ----------   ----------   ----------
Net loss                       $(961,189) ($1,238,194) $(1,154,110) $(2,255,955)
                              ==========  ===========  ===========  ===========
Per share amounts (Note 8):
  Basic and diluted            $   (0.06)  $    (0.08) $     (0.07) $     (0.15)
                              ==========   ==========  ===========  ===========
Weighted average shares
  outstanding (Note 8):
  Basic and diluted           15,744,625   15,520,749   15,744,625   14,765,862
                              ==========   ==========   ==========   ==========

                     Nematron Corporation and Subsidiaries
            Consolidated Condensed Statements of Comprehensive Loss
        For The Three-and Six-Month Periods Ended June 30, 2002 and 2001

                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                              ------------------------ -------------------------
                                  2002         2001        2002          2001
                              (Unaudited)  (Unaudited) (Unaudited)   (Unaudited)
                              -----------  ----------- -----------  ------------

Net loss                       $(961,189) $(1,238,194) $(1,154,110) $(2,255,955)
Other comprehensive
 income (loss) - equity
 adjustment from foreign
 translation                      19,767         (118)      14,496       (4,507)
                               ---------  -----------  -----------  -----------
Comprehensive loss             $(941,422) $(1,238,312) $(1,139,614) $(2,260,462)
                               =========  ===========  ===========  ===========

                     Nematron Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                        For The Six-Month Periods Ended
                             June 30, 2002 and 2001

                                                      Six Months Ended June 30,
                                                         2002            2001
                                                     (Unaudited)     (Unaudited)
                                                     -----------     -----------
Cash flows from operating activities:
 Net loss                                            $(1,154,110)   $(2,255,955)
Adjustments to reconcile net loss to net cash
flows provided by operating activities:
 Depreciation                                            228,309        267,688
 Amortization (Notes 4 and 5)                            251,446        766,141
 Non-cash interest expense for
 beneficial conversion feature (Note 7)                  154,117        205,200
 Loss on disposal of equipment                            18,503          2,308
 Changes in assets and liabilities that
 provided (used) cash:
  Accounts receivable                                    584,286        846,592
  Inventories                                             25,918        773,652
  Prepaid expenses and other current assets              (78,207)        28,333
  Accounts payable                                       426,955        (82,407)
  Deferred revenue and accrued expenses                 (554,801)      (276,002)
                                                       ---------      ---------

  Net cash provided by (used in) operating activities    (97,584)       275,550
Cash flows from investing activities:
 Acquisition of Optimation, Inc., net of
 cash acquired (Note 2)                                     --         (287,877)
 Additions to capitalized software development costs        --         (317,946)
 Additions to property and equipment                     (73,742)       (84,147)
 Proceeds from disposals of property and equipment         1,094          1,983
                                                       ---------      ---------
  Net cash used in investing activities                  (72,648)      (678,987)
Cash flows from financing activities:
 Proceeds from issuance of subordinated notes
 and warrants (Note 7)                                   949,000      1,200,000
 Proceeds from issuance of common stock                     --          278,000
 Payments of long-term debt                             (410,941)      (558,814)
 Increase (decrease) in notes payable to bank           (553,817)      (373,850)
 Payments of deferred financing fees                        --          (61,440)
                                                       ---------      ---------
Net cash provided by (used in) financing activities      (15,758)       483,896
Foreign currency translation effect                       14,496         (4,507)
                                                       ---------      ---------
Net increase (decrease) in cash and cash equivalents    (171,494)        75,952
Cash and cash equivalents at beginning of period         291,726         74,712
                                                       ---------      ---------
Cash and cash equivalents at end of period           $   120,232    $   150,664
                                                     ===========    ===========

Non-cash financing and investing activities:
 Fair value of assets acquired from
 Optimation, Inc., including goodwill                               $ 2,459,727
 Less liabilities assumed                                            (1,180,850)
 Less common stock issued                                            (1,000,000)

  Net cash paid for Optimation, Inc. (Note 2)                       $   278,877
Supplemental disclosures of cash flow information:
 Cash paid for interest                              $   391,746    $   334,429
 Cash paid for income taxes                                 --             --

                     Nematron Corporation and Subsidiaries
              Notes To Consolidated Condensed Financial Statements
                   For The Three- and Six-Month Periods Ended
                             June 30, 2002 and 2001

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Limited, a United Kingdom corporation, Nematron Canada Inc., a Canadian corporation, A-OK Controls Engineering, Inc. ("A-OK Controls"), a Michigan corporation, and Optimation, Inc. ("Optimation"), an Alabama corporation. All significant intercompany transactions and balances have been eliminated in consolidation. The Company acquired 100% of the equity of Optimation effective at the close of business on March 30, 2001. Accordingly, the financial statements include the operations of Optimation since the date of its acquisition.

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

The results of operations for the three-month and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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
                                                                     ==========

The following unaudited pro forma summary presents the consolidated results of operations for the three and six month periods ended June 30, 2001 as if the acquisition of Optimation had occurred on January 1, 2001, the earliest period presented in this Form 10-QSB. The pro forma summary does not purport to be indicative of either what would have occurred had the acquisition of Optimation actually been consummated at that date or the Company's future results of operations:

                                                    Three Months    Six Months
                                                       Ended           Ended
                                                   June 30, 2001   June 30, 2001
                                                   -------------   -------------

Revenues                                            $ 4,764,000     $ 9,961,000
Net loss                                            $(1,238,000)    $(2,261,000)
Loss per share - basic and diluted                       $(0.08)         $(0.15)

Note 3 - Inventories

Inventories consist of the following at June 30, 2002 and December 31, 2001:
                                                       June 30,     December 31,
                                                         2002            2001
                                                         ----            ----

Purchased parts and accessories                      $1,298,261      $1,402,209
Work in process                                         241,094         219,765
Finished goods, demo units and service stock            350,962         294,260
                                                     ----------      ----------
        Total Inventory                              $1,890,317      $1,916,235
                                                     ==========      ==========

Note 4 - Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement No. 142, Goodwill and Other Intangible Assets, issued by the Financial Accounting Standards Board in July 2001 ("FASB-142"). FASB-142, which is effective for years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. FASB-142 also specifies that intangible assets must be amortized over their useful lives unless such lives are indefinite, in which case the intangible assets are not subject to amortization. FASB-142 further specifies that goodwill is not subject to amortization but is subject to impairment tests at least annually. Under FASB-142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values were established using discounted cash flows. The result of testing goodwill for impairment in accordance with FASB-142, as of January 1, 2002, resulted in no impairment. The Company recorded goodwill in connection with its acquisition A-OK Controls in June 2000 and its acquisition of Optimation in March 2001. In connection with the Company's acquisition of Intec Controls Corp. in March 1997, the Company recorded intangible assets related to an acquired workforce and a distribution network that, pursuant to FASB-142, have been reclassified to goodwill as of January 1, 2002 and which are no longer subject to periodic amortization. After the reclassification, recorded goodwill totals $5,469,356 and accumulated amortization is $2,397,234 as of January 1, 2002. The net amount of goodwill, $3,072,122 as of January 1, 2002, will not be amortized but is subject to certain impairment tests at least annually. A reconciliation of loss reported in the consolidated statement of operations to the loss adjusted for the effect of goodwill amortization for all periods presented is as follows:

                               Three Months Ended           Six Months Ended
                                    June 30,                     June 30,
                                    --------                     --------
                               2002           2001         2002          2001
                               ----           ----         ----          ----
Net loss:
Reported net loss          $(961,189)   $(1,238,194)  $(1,154,110)  $(2,255,955)
Goodwill amortization            --          42,657           --         73,259
Workforce and distribution
  network amortization           --          23,052           --         46,104
                           ---------    -----------   -----------   -----------
   Adjusted net loss       $(961,189)   $(1,172,485)  $(1,154,110)  $(2,136,592)
                           =========    ===========   ===========   ===========

Basic and diluted loss per share:
Reported net loss             $(0.06)        $(0.08)       $(0.07)       $(0.15)
Goodwill amortization            --             --            --            .01
Workforce and distribution
  network amortization           --             --            --            --
                              ------         ------        ------        ------
        Adjusted net loss     $(0.06)        $(0.08)       $(0.07)       $(0.14)
                              ======         ======        ======        ======

Note 5 - Other Intangible Assets

Other intangible assets consists of the following at June 30, 2002:

                            Amortization  Gross                           Net
                               Period     Carrying     Accumulated      Carrying
                              (Years)     Amount       Amortization      Amount
                              -------     ------       ------------      ------
Amortizable intangible assets:
 Software development costs     5.7     $6,661,735      $(5,931,389)    $730,346
                                        ==========      ===========     ========
Other:
  Acquired non-compete
   agreement                    5.0        300,000         (120,000)     180,000
  Acquired patent costs        10.0        590,000         (398,250)     191,750
  Internally developed
  patent costs                  6.0         75,589          (54,318)      21,271
  Deferred financing fees       4.0        263,612         (187,480)      76,132
                                        ----------        ---------     --------
  Total other intangible assets         $1,229,201        $(760,048)    $469,153
                                        ==========        =========     ========
Amortization expense for other intangible assets for the periods presented are as follows:
                                Three Months Ended           Six Months Ended
                                      June 30,                   June 30,
                                      --------                   --------
                                  2002        2001          2002           2001
                                  ----        ----          ----           ----

Software development costs      $77,970    $267,711      $155,940       $484,681
Other amortizable assets         47,753      58,072        95,506        162,097
                               --------    --------      --------       --------
        Total                  $125,723    $325,783      $251,446       $646,778
                               ========    ========      ========       ========

Estimated amortization expense for other intangible assets for the five years ending December 31, 2006 is as follows:

                                           Software          Other
                                          Development     Intangible
Year Ending December 31,                    Costs            Assets       Total
------------------------                    -----            ------       -----
        2002                                $311,880       $179,012     $490,892
        2003                                 155,898        175,150      331,048
        2004                                 139,502        123,894      263,396
        2005                                 139,502         74,604      214,106
        2006                                 139,503           --        139,503

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

The amount available under the lines of credit are limited by a borrowing formula that allows for advances up to a maximum of the sum of specified percentages of eligible accounts receivable, less the amount, if any, of outstanding letters of credit issued by the Company. Based upon such borrowing formula, approximately $40,000 of the available lines are eligible for advance at June 30, 2002. Amounts borrowed under the lines of credit facility total $1,343,658 at June 30, 2002, and such borrowings bear interest at the prime rate plus 4.5% (9.25% effective rate at June 30, 2002). The lines of credit and the term loans (discussed in Note 8) are collateralized by substantially all assets of the Company and a mortgage on the Company's Ann Arbor facility.

The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement with Compass Bank, an Alabama bank. The agreement, as amended through July 2002, provides for a total line of credit of $365,000 limited by a borrowing formula that allows for advances up to a maximum of the sum of specified percentages of eligible accounts receivable and inventory. Amounts borrowed under the line of credit facility total $365,000 at June 30, 2002, and such borrowings bear interest at the prime rate plus .50% (5.25% effective rate at June 30, 2002), but not less than 5.25% per annum. The agreement requires monthly line reductions of $10,000 through its expiration date. The line of credit is collateralized by substantially all assets of Optimation. The credit facility, which has been on a short-term rolling basis since June 2001, expires October 5, 2002, at which time the Company expects to renew the facility on essentially the same terms and conditions for another ninety-day period.

Note 7 -Subordinated Debt

Subordinated debt consists of the following:

                                                                                    June 30,    December 31,
                                                                                      2002         2001
                                                                                      ----         ----
Convertible subordinated promissory notes, interest at 10% per annum, due August
31, 2001. Accrued and unpaid interest and the principal of the note may be converted into common stock at the lower of $0.30 per share or the lowest closing price of the underlying common stock during the period the notes are
outstanding.                                                                       $1,200,000   $1,200,000


Subordinated promissory notes, interest at 14% per annum, due on demand. The notes are callable by the Company at any time, and the notes may be converted into common or preferred stock if the Company issues such equity during the period the notes are outstanding. Detachable warrants with an
exercise price of $0.10 -$0.18 per share were sold with the notes                   1,049,000      300,000

Subordinated promissory notes, interest at 8% per annum, due October 15, 2002
The notes are callable by the Company at any time. The face amount of the notes is $285,000, and $6,477 of the proceeds to the Company was ascribed to the detachable warrants sold with the notes, and such amount is being charged to interest expense, with a corresponding increase in the
recorded value amount of the notes, over the term of the notes                        197,160         --
                                                                                   ----------   ----------
Total                                                                              $2,446,160   $1,500,000
                                                                                   ==========   ==========

The convertible subordinated notes due August 31, 2001 (the "10% Convertible Notes") included detachable warrants. The warrants, which are non-assignable, allowed the holders to purchase the Company's common stock at $0.30 per share (the "Per Share Warrant Price") at any time until March 31, 2006 (the "2006 Warrants"). If at any time prior to the exercise of the 2006 Warrants the daily closing price of the Company's common stock, as traded on the American Stock Exchange ("AMEX"), falls below the Per Share Warrant Price for five consecutive days, the Per Share Warrant Price will be adjusted downward to the lowest price during such five trading day period. In the event that the Company completes an equity offering at less than the Per Share Warrant Price, the holders have the option to exchange the 2006 Warrants for other warrants to purchase a greater number of shares based on the difference between the Per Share Warrant Price and the proposed equity offering price per share. Because the Per Share Warrant Price was less than the closing price of the common stock, as traded on the AMEX, on the dates the notes were sold, the 2006 Warrants were ascribed a value of $342,000 and such amount was credited to shareholders equity, and the 10% Convertible Notes were ascribed a value of $858,000. The $342,000 was charged to interest over the term of the 10% Convertible Notes, resulting in a total non-cash charge to interest expense of $342,000 between April 1, 2001 and August 31, 2001, with the 10% Convertible Notes increasing in recorded amount to $1,200,000 by August 31, 2001.

The 14% Subordinated Notes due on demand (the "14% Subordinated Notes") were issued pursuant to a $1.5 million master promissory note with North Coast Technology Investors L.P. ("North Coast"), an affiliate of Mr. Hugo Braun, a member of the Company's Board of Directors. Requests for advances under the master promissory note shall be funded at the option of North Coast. In the event of an equity offering by the Company, North Coast, at its option, may convert any or all of the outstanding principal of and accrued interest on the 14% Subordinated Notes into securities offered in such financing, at the offering price per share of such financing. If the Company does not complete an equity financing pursuant to which it receives proceeds of at least $1.5 million on or before August 31, 2002, the principal and interest due and payable under the master promissory note may be converted at the option of North Coast into shares of common stock of the Company at $0.10 per share. The 14% Subordinated Notes were issued with immediately exercisable detachable warrants. The warrants, which are non-assignable, allow the holder to purchase the Company's common stock at $0.18 per share for 607,777 shares and $0.10 for 1,004,000 shares at any time until October 31, 2007. The detachable warrants have been ascribed a value of $150,480, and such amount has been charged to interest expense for the three- and six-month periods ended June 30, 2002.

The subordinated notes due October 15, 2002 (the "8% Subordinated Notes") included detachable warrants. The warrants, which are non-assignable, allow the holders to purchase the Company's common stock at $0.22 per share at any time until March 31, 2007 (the "2007 Warrants"). Because the $0.22 per share exercise price was less than the closing price of the common stock, as traded on the American Stock Exchange, on the dates the notes were sold, the 2007 Warrants have been ascribed a value of $6,477 and such amount was credited to shareholders equity, and the 8% Subordinated Notes were ascribed a value of $193,523. The $6,477 is being charged to interest over the term of the 8% Subordinated Notes, resulting in a total non-cash charge to interest expense of $2,841 and $3,636, respectively, for the three- and six-month periods ended June 30, 2002.

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

A total of $750,000 of the 10% Convertible Notes, all of the 14% Subordinated Notes and all of the 8% Subordinated Notes were issued to certain members of the Company's Board of Directors or their affiliates. At June 30, 2002 and December 31, 2001, accrued interest on the subordinated notes described above total $195,306 and $96,795, respectively, including $138,689 and $62,493, respectively, due to related parties.

Note 8 - Long-Term Debt

Long-term debt includes the following debt instruments at June 30, 2002 and December 31, 2001:

                                                                                   June 30,   December  31,
                                                                                     2002          2001
                                                                                     ----          ----
Term note payable to a bank, interest at prime plus 4.50% (9.25% effective rate as of June 30, 2002), payable in monthly installments of $62,500 beginning June
2002 through August 2003, at which time any remaining principal and interest is due. The term loan is collateralized by substantially all assets of the Company
and a mortgage on the Ann Arbor facility.                                         $2,545,556    $2,561,667

Term note payable to a bank, interest at prime plus 6.0%, payable
 in monthly installments of $78,611 through May 2002                                    --         389,166

Capitalized lease obligations and other notes, secured by specific
equipment being financed                                                              34,981        40,643
                                                                                  ----------    ----------
Total long-term debt                                                               2,580,537     2,991,476
Less current maturities                                                           (2,568,039)   (2,962,536)
                                                                                  ----------    ----------

Long-term debt, less current maturities                                           $   12,498    $   28,940
                                                                                  ==========    ==========

The Agreements, under which the Company has the line of credit with LBCI (see
Note 6) and the term note, contain several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the Agreement also prohibit the payment of dividends, limit the amount of annual capital expenditures and include other restrictive covenants. Although the Company is not in compliance with the tangible net worth, interest coverage and debt service coverage covenants as of June 30, 2002, the bank issued a forbearance letter to the Company in February 2002 concerning these covenant violations. In such letter, the bank has specifically reserved its right to take any action permitted under the Agreements in the future without any notice to the Company. The bank and management are in discussion to revise the Agreements and management is pursuing other solutions to the violations, including the private placement of additional capital. The Company has classified the debt with LBCI as current liabilities.

Note 9 - Taxes on Income

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

Information as to options and warrants outstanding that have been excluded from the computation of diluted earnings per share is as follows:

                        Three Months Ended June 30,    Six Months Ended June 30,
                          2002           2001            2002            2001

Options:
  Number               2,162,942       2,230,692       2,162,942       2,230,692
  Expiration dates     2003-2011       2003-2011       2003-2011       2003-2011
  Warrants:
    Number             2,286,882         997,678       1,887,822         997,678
    Expiration dates   2002-2006       2002-2006       2002-2006       2002-2006

Item 2. Management's Discussion and Analysis of Results of Operations

The Company acquired 100% of the equity of Optimation, Inc. effective at the close of business on March 30, 2001. The consolidated condensed financial statements include the results of operations of Optimation since that date.

Three- and Six Month Periods Ended June 30, 2002 Compared With The Three- and Six-Month Periods Ended June 30, 2001

Net revenues for the three- and six-month periods ended June 30, 2002 decreased $1,148,000 (24.1%) and $1,413,000 (14.8%), respectively, to $3,617,000 and
$8,136,000, respectively, compared to the same periods last year. The net revenue decrease in the three-month period ended June 30, 2002 compared to the prior year period results from lower sales of all product lines except repair services, which increased 15.9%. The net revenue decrease in the six-month period ended June 30, 2002 compared to the prior year period results primarily from decreases in sales of bundled Industrial Control Computers ("ICCs"), other hardware control products and system engineering services, partially offset by increased revenues from software licenses and operator panels, including $362,000 attributable to the revenues of Optimation which the Company acquired on March 30, 2001. Revenues from ICCs and other hardware control products were below the prior year periods as customers have continued to restrict their capital spending. Revenues from software licenses increased in the current six-month period compared to the prior year period because of a significant sale of software licenses to one customer. Revenues from system integration in the current six-month period includes revenue recognized from one customer for certain application services performed in prior years, the revenue from which was previously not recorded pending certainty of collection. Management expects that net revenues for the last six months of 2002 increase compared to the first six-month period and will be comparable to the year earlier period based on the current order rate and scheduled deliveries.

Gross profit for the three- and six-month periods ended June 30, 2002 decreased $228,000 (22.6%) and increased $388,000 (21.2%), respectively, to $781,000 and
$2,220,000, respectively, compared to the same periods last year. Gross profit as a percentage of net revenues for the three- and six-month periods ended June 30, 2002 was 21.6% and 27.3% respectively, compared to 21.2% and 19.2% in the same periods last year. The increase in gross profit percentage in the three-month period ended June 30, 2002 results from lower material costs and lower software amortization costs in the current period compared to the year ago period. The increase in gross profit percentage in the six-month period ended June 30, 2002 results from these same factors, plus the profit margins on the FloPro license sold in the current period and the revenue from the system integration services for which the costs were incurred in prior periods, as discussed in the first paragraph above. Management expects that gross profit margins will remain relatively constant with the margin realized in the second quarter of 2002 as the mix of sales in the remaining two quarters of 2002 is expected to be similar to the sales mix experienced in the first six months of the year, based on the current backlog and forecasts.

Product development expenses incurred for software development for the three- and six-month periods ended June 30, 2002 increased $47,000 (37.6%) and $118,000 (49.7%), respectively, to $170,000 and $357,000, respectively, compared to the same periods last year. The increases are attributable to the lack of any capitalizable expenditures in the current period whereas $135,000 and $318,000 of software development expenditures were capitalized in the three- and six-month periods ended June 30, 2001. Software development expenditures, including those expensed in the current period and those capitalized, have decreased in the current period compared to the prior year periods resulting from smaller development staffs and lower overhead and other fixed costs. Management expects that product development expenses will increase moderately in the remaining quarters of 2002 as development and enhancement efforts are planned to increase.

Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2002 decreased $481,000 (27.8%) and $745,000 (22.6%) to
$1,251,000 and $2,545,000, respectively, compared to the comparable periods last year. The decreases result primarily from more efficient marketing and sales initiatives during the current quarter compared to the comparable period last year and the effects of cost reduction initiatives implemented over the last several quarters. Management expects that selling, general and administrative expenses will increase moderately in the remaining quarters of 2002 because of an expansion of its marketing and sales initiatives compared to current activities as management anticipates several new product releases during the remaining months of 2002.

Interest expense for the three- and six-month periods ended June 30, 2002 decreased $63,000 (15.8%) and $70,000 (12.3%), respectively, to $335,000 and
$498,000, respectively, compared to the comparable periods last year. Interest expense for the three- and six-month periods ended June 30, 2002 includes $153,000 and $154,000, respectively of non-cash interest expense related to the beneficial conversion feature of warrants sold in 2002 wherein the conversion price of the warrants was below the market price of the common stock into which the warrants may be converted, on the date of the sale of the warrants and convertible subordinated debt which raised $949,000. Interest expense for both the three- and six-month periods ended June 30, 2001 includes $205,000 of non-cash interest expense related to the beneficial conversion feature of warrants sold in 2001 wherein the conversion price of the warrants was below the market price of the common stock into which the warrants may be converted, on the date of the sale of the warrants and convertible subordinated debt which raised $1,200,000. Absent the non-cash charges for the beneficial conversion features described above, interest expense for the three- and six-month periods ended June 30, 2002 would have decreased $114,000 and $121,000, respectively, compared to the comparable 2001 periods, and this results from lower borrowing levels in 2002 compared to 2001 as term debt was repaid in accordance with scheduled maturities. Management expects that interest expense will decrease in the remaining quarters of 2002 because of lower borrowing levels as debt is repaid as scheduled.

Sundry income was not significant in either reported period.

Liquidity and Capital Resources

Primary sources of liquidity are cash generated from operations, short term subordinated debt and the Company's secured lines of credit that total $3,500,000 as of June 30, 2002 from LaSalle Business Credit ("LBCI") and $365,000 from Compass Bank. As of June 30, 2002, the Company had $1,709,000 outstanding under the lines of credit and approximately $40,000 of additional borrowing capacity available under such credit lines. The Company's operations used $98,000 in cash during the six-month period ended June 30, 2002 as a result of the $1,154,000 net loss, the effects of changes in working capital (providing $404,000) and the noncash depreciation, amortization, loss on disposal of equipment and interest charges (totaling $652,000). During the six-month period ended June 30, 2002, the Company used $74,000 of cash for purchases of equipment and $965,000 of cash for repayments of the lines of credit and long term debt. The primary source of cash in the six-month period ended June 30, 2002 was $949,000 from the proceeds from sales of subordinated promissory notes and warrants.

Based upon current estimates, operations for the next two quarters will also result in net cash losses unless sales improve over forecasted levels or costs and expenditures can be further reduced. Management estimates that it will require approximately $700,000 through the remainder of 2002 in order to sustain operations at their current levels. Management has included in these projections an assumption that the borrowings from LBCI and Compass Bank will be refinanced with LBCI and Compass Bank, respectively, or with other lenders on substantially the same terms as the current agreements.

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

In the short term, in addition to having to fund its projected net cash losses over the next two quarters, the Company will be required to make payments on term debt of approximately $18,000 per month, plus interest. Additionally, of the total principal amount of subordinated debt, $2,250,000 plus accrued interest thereon is due currently and $200,000 plus accrued interest thereon will become due October 15, 2002.

Management is attempting to complete as soon as practical a private placement of preferred stock to accredited investors whereby the Company would raise a minimum of $3,000,000, a portion of the proceeds of which would be applied to the repayment of current liabilities, liabilities arising from operations over the next two quarters and subordinated debt.

The Company is in the process of raising a bridge financing in the range of $200,000 to $400,000 in the form of subordinated debt with detachable warrants until such time as it can close a private placement of preferred stock. Management can offer no assurance that the private placements of subordinated notes in a bridge financing or of preferred stock will be successful, or that if the private placement of subordinated notes or preferred stock should occur, that the funds raised will be sufficient to persuade LBCI to continue its forbearance on demanding repayment of the LBCI debt because of the continuing covenant violations. If the private placements are not successful, the Company will not have sufficient liquidity to satisfy its liabilities and obligations as they become due and it may be forced to curtail its operations, sell product lines or the operations of subsidiaries or sell the Company to a third party.

Based upon the Company's existing financial position, forecasted revenue and expense levels and forecasted lines of credit availability, and assuming the conversion of the subordinated notes to common or preferred stock, the Company believes it has sufficient liquidity to satisfy its liabilities as they become due. The Company believes that its long-term liquidity needs will be satisfied through the proceeds of the private equity offering it expects to complete on or prior to September 30, 2002.

Management can offer no assurance that the private placement of securities will be successful, nor if the private placement occurs, that the equity raised will be sufficient persuade the LBCI to continue its forbearance on calling its debt because of the continuing covenant violations. If the private placement is not successful, the Company will not have sufficient liquidity to satisfy its liabilities and obligations as they become due and it may be forced to curtail its operations.

Uncertainties Relating to Forward Looking Statements

"Item 2. Management's Discussion and Analysis of Results of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. . While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

* Uncertainties discussed elsewhere in "Management's Discussion and Analysis or Results of Operation" above;
* The potential inability to raise additional equity or debt financing in a sufficient amount to sustain operations and allow management to execute its strategies;

* The potential inability to modify bank covenants as it may be necessary from time to time or continue the lender's forbearance exercising its remedies;
* A further decline of economic conditions in general and conditions in the automotive manufacturing industry in particular;
* Delays in introduction of planned new product offerings and product enhancements;
* Changes in customer requirements or reductions in demand for the Company's products and services;
* The inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions or changes in corporate strategy to capitalize on market changes;
* Competitive factors, including the introduction or enhancement of products by the Company's competitors;
* Product pricing decreases and/or component price increases that may result in materially reduced selling prices and/or reduced gross profit margins from sale of the Company's products;
* Software defects and latent technological deficiencies in existing and new hardware products and enhancements thereto;
* Unforeseen increases in operating expenses or adverse fluctuations in foreign exchange rates;
* The inability to attract or retain management personnel and sales and engineering staff;
* Evolving industrial automation industry standards that may cause the Company's current or proposed product portfolio to become obsolete.

PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

On May 14, 2002, the Company held its Annual Meeting of Shareholders. There was one matter voted upon, which was the election of Directors. Prior to the election but subsequent to preparation and mailing of the Proxy Statements, Mr. James H. Wicker resigned from the Board of Directors and declined to stand for re-election to the Board of Directors. Pursuant to the terms of the Company's bylaws, the Board of Directors may select members to fill vacancies on the Board of Directors. As of the date of this Form 10-QSB, the Board of Directors has not selected anyone to fill the vacancy created by the resignation of Mr. Wicker.

The following table sets forth the results of the voting on the election of Directors.

        Nominees                    Votes For       Votes Withheld  Total Votes
        --------                    ---------       --------------  -----------
        Hugo E. Braun               11,512,508           43,214      11,555,722
        James H. Wicker             11,513,058           42,664      11,555,722


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

(b) During the quarter ended June 30, 2002, the Company did not file any current reports on Form 8-K.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Nematron Corporation

                                    By:

August 12, 2002                     /s/ Matthew S. Galvez
---------------                     ---------------------
Date                                Matthew S. Galvez, President & CEO
                                    (Duly Authorized Officer)

August 12, 2002                     /s/ David P. Gienapp
---------------                     --------------------
Date                                David P. Gienapp, Executive Vice President -
                                    Finance &Administration
                                    (Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number  Description of Exhibit

 4.0 Modification and Amendment to Loan Documents Regarding the Revolving Credit and Security Agreement dated July 9, 1999, by and between Optimation, Inc. and Compass Bank, entered into on July 5, 2002.

99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                     Exhibit 4.0
                                                                     -----------

As of July 5, 2002 (the "Replacement Date"), this Modification Agreement and Amendment to Loan Documents supersedes and replaces in its entirety that certain Modification Agreement and Amendment to Loan Documents executed by Borrower and Bank on July 19, 2000, that certain Modification Agreement executed by Borrower and Bank on June 8, 2001, that certain Modification Agreement executed by Borrower and Bank on November 27, 2001, that certain Modification Agreement executed by Borrower and Bank on February 25, 2002, and that certain Modification Agreement executed by Borrower and Bank on May 5, 2002, (the "Former Modification"). The Former Modification shall be of no force or effect as of the Replacement Date.

MODIFICATION AGREEMENT AND AMENDMENT TO LOAN DOCUMENTS

     THIS MODIFICATION AGREEMENT AND AMENDMENT TO LOAN DOCUMENTS is being entered into as of the 5th day of July 2002 by and between COMPASS BANK, a state banking corporation ("Bank") and OPTIMATION, INC., an Alabama corporation ("Borrower").

        PREAMBLE
        On July 9, 1999, Bank and Borrower executed that certain Revolving Credit and Security Agreement (the "Agreement"), Revolving Credit Commercial
Note in the principal amount of SIX HUNDRED FIFTY THOUSAND AND 00/100 DOLLARS ($650,000.00) (the "Note"), and other Loan Documents, providing for a line of credit in the maximum aggregate amount of SIX HUNDRED FIFTY THOUSAND AND NO/100 DOLLARS ($650,000.00) (the "Revolving Line"). The Borrower has requested and the Bank has agreed to, among other things, (i) decrease the aggregate principal amount available under the Revolving Line to THREE HUNDRED SIXTY FIVE THOUSAND AND NO/100 DOLLARS ($620,000.00), (ii) extend the due date to October 5, 2002, and (iii) modify certain covenants.

        Accordingly, the Bank and Borrower have agreed that the Revolving Line shall be modified and that the documents and instruments evidencing, securing, relating to, guaranteeing, or executed or delivered in connection with the Revolving Line (collectively the "Loan Documents") shall be amended as set forth below.

                                   AGREEMENT
        NOW, THEREFORE, in consideration of the premises, the mutual agreements of the parties as set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and to induce the Bank to modify the Revolving Line, the parties, intending to be legally bound hereby, agree as follows:

        1. AMENDMENT OF LOAN AGREEMENT. The Loan Agreement shall be and the same hereby is amended as follows:

(a) The first paragraph of Page 1 shall be deleted in its entirety and in place thereof shall be substituted:

"This Revolving Credit and Security Agreement (the "Agreement") is executed and delivered this 9th day of July, 1999 by and between OPTIMATION, INC., an Alabama corporation ("Borrower"), with its chief executive office and its principal place of business at 2800 Bob Wallace Avenue, Suite L-3, Huntsville, Alabama 35805, and COMPASS BANK, an Alabama banking corporation ("Bank"), with its principal offices at 114 Governors Drive, Huntsville, Alabama 35801. Borrower has applied to Bank for a revolving line of credit not to exceed an aggregate principal amount at any one time outstanding the sum of Three Hundred Sixty Five Thousand and No/100 Dollars ($365,000.00) to be evidenced by a Revolving Credit

Commercial Note (the "Note") in such amount, and to be secured by a security interest in all of the Collateral (as defined herein) now owned or hereafter acquired by Borrower on the terms hereinafter set forth."

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

(c) Section 3.1 shall be deleted in its entirety and in place thereof shall be substituted:

"From the date hereof until October 5, 2002, or such future date to which the expiration date of the Revolving Line may be extended, subject to the terms and conditions of this Agreement and Borrower's and all guarantor's performance of and compliance with each of the Loan Documents, and so long as no event of default hereunder or under any of the other Loan Documents shall have occurred or be continuing, Bank agrees to extend to Borrower an open-end credit line on the basis of the following advance formula (such advance formula being hereinafter referred to as the "Borrowing Base"): eighty percent (80%) of the value of Borrower's Eligible Accounts Receivable, not to exceed $365,000.00 at any one time outstanding, plus fifty percent (50%) of the value of Borrower's Eligible Inventory, not to exceed $350,000.00 at any one time, and provided that in no event shall the aggregate sum of all advances made by Bank to Borrower at any one time outstanding hereunder exceed the sum of $365,000.00. Within such limits and subject to the terms of this Agreement, Borrower may borrow, repay without penalty or premium, and re-borrow hereunder, from the date of this Agreement until the Maturity Date. It is expressly understood and agreed that Bank shall have no obligation to make an advance under the Revolving Line if the amount of such advance together with the amount outstanding under the Revolving Line exceeds or would exceed the lesser of (i) $365,000.00 or (ii) the Borrowing Base."

(d) Section 3.3 is hereby amended by deleting the amount "$650,000.00" and substituting in place thereof the amount "$365,000.00".

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

(g) Section 14 is hereby amended by deleting the date "June 1, 2000" and substituting in place thereof "October 5, 2002".

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

                                                BORROWER:
Attest:                                         OPTIMATION, INC.

By:   /s/ David P. Gienapp                      By: /s/ Dennis A. Sierk
      --------------------                          -------------------
Its:  Secretary                                 Its:  President

                                                BANK:
Witness:                                                COMPASS BANK

/s/ Margaret Henshaw                            By:  /s/ Arlene Stackhouse
--------------------                                 ---------------------
                                                Its:  Senior Vice President

                                                                    Exhibit 99.1
                                                                    ------------
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Nematron Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Matthew S. Galvez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Matthew S. Galvez
---------------------
Matthew S. Galvez
Chief Executive Officer
August 12, 2002

                                                                    Exhibit 99.2
                                                                    ------------

               CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Nematron Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David P. Gienapp, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ David P. Gienapp
--------------------
David P. Gienapp
Chief Financial Officer
August 12, 2002