Form 10QSB
period 2002-09-30
NEMATRON CORP
filed 2002-11-12
CIK 892832

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

           For the quarterly period ended September 30, 2002

     [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____   to  ____

Commission File Number: 0-21142

                              NEMATRON CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Michigan 38-2483796                          38-2483796
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                 5840 Interface Drive, Ann Arbor, Michigan 48103
               (Address of principal executive offices) (Zip Code)

                                 (734) 214-2000
                (Issuer's telephone number, including area code)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               [ X ]YES [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  No par value Common Stock: 15,744,625 outstanding as of November 11, 2002

Transitional Small Business Disclosure Format:  [ ] YES    [X] NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements

                      Nematron Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                    September 30, 2002 and December 31, 2001

                                                   September 30,
                                                      2002          December 31,
                                                   (Unaudited)          2001
                                                   -----------      -----------
                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents                           $157,093     $    291,726
  Accounts receivable, net of allowance
    for doubtful accounts of $76,526 at
    September 30, 2002 and $70,000 at
    December 31, 2001                                2,627,221        3,284,376
  Inventories (Note3)                                1,753,620        1,916,235
  Prepaid expenses and other current assets            195,992          190,010
                                                   -----------      -----------
    Total current assets                             4,733,926        5,682,347
Property and equipment, net of accumulated
  depreciation of $7,478,564 at September 30,
  2002 and $7,192,705 at December 31, 2001           1,935,994        2,190,104
Goodwill, net of amortization (Note                  3,072,122        3,072,122
Intangible assets (Note 5):
  Software and related development costs,
    net of amortization                                652,376          886,286
  Other intangible assets, net of amortization         454,686          564,658
                                                   -----------      -----------

    Total assets                                   $10,849,104      $12,395,517
                                                   ===========      ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
  Notes payable to banks (Note 6)                  $ 1,582,029     $  2,262,475
  Accounts payable                                   1,499,114        1,452,658
  Deferred revenue and other accrued expenses        1,553,625        1,851,956
  Subordinated debt (Note 7)                         2,924,000        1,500,000
  Current maturities of long-term debt (Note 8)        235,986        2,962,536
                                                   -----------      -----------
    Total current liabilities                        7,794,754       10,029,625
Long-term debt, less current maturities (Note 8)     2,496,023           28,940
                                                   -----------      -----------
    Total liabilities                               10,290,777       10,058,565
Shareholders' equity:
  Common stock, no par value, 30,000,000
    shares authorized; 15,744,625 shares issued
    and outstanding                                 33,246,346       33,054,089
  Accumulated comprehensive income                      38,639           18,096
  Accumulated deficit                              (32,726,658)     (30,735,233)
                                                   -----------      -----------
    Total shareholders' equity                         558,327        2,336,952
                                                   -----------      -----------
    Total liabilities and shareholders' equity     $10,849,104      $12,395,517
                                                   ===========      ===========

                      Nematron Corporation and Subsidiaries
                 Consolidated Condensed Statements of Operations
     For The Three-and Nine-Month Periods Ended September 30, 2002 and 2001

                                 Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                   -------------             -------------
                                  2002        2001         2002         2001
                               (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
                               ----------  ----------   ----------   ----------
Net Revenues                   $3,450,069  $4,358,366  $11,586,507  $13,908,192

Cost of Revenues                2,628,741   3,389,194    8,545,049   11,107,185
                               ----------  ----------  -----------  -----------
  Gross Profit                    821,328     969,172    3,041,458    2,801,007
Operating Expenses:
  Software development costs      190,176     191,812      546,692      429,932
  Selling, general and
    administrative expenses     1,229,776   1,485,509    3,774,827    4,775,351
                               ----------  ----------  -----------  -----------

    Total Operating Expenses    1,419,952   1,677,321    4,321,519    5,205,283
                               ----------  ----------  -----------  -----------

Operating Loss                   (598,624)   (708,149)  (1,280,061)  (2,404,276)
Other Income, net:
  Interest expense               (233,437)   (310,802)    (731,215)    (878,320)
  Sundry income (expense)          (5,254)      2,685       19,851       10,376
                               ----------  ----------  -----------  -----------
  Total Other, Net               (238,691)   (308,117)    (711,364)    (867,944)
                               ----------  ----------  -----------  -----------

Loss Before Income Taxes         (837,315) (1,016,266)  (1,991,425)  (3,272,220)
Income Tax Benefit (Expense)
  (Note 7)                             --          --           --           --
                               ----------  ----------  -----------  -----------
Net Loss                        $(837,315)$(1,016,266) $(1,991,425) $(3,272,220)
                               ==========  ==========  ===========  ===========
Per share amounts (Note 8):
  Basic and diluted                $(0.05)     $(0.06)      $(0.13)      $(0.22)
                                   ======      ======       ======       ======
Weighted average shares
 outstanding (Note 8):
  Basic and diluted            15,744,625  15,744,625   15,744,625   15,095,650
                               ==========  ==========   ==========   ==========

                      Nematron Corporation and Subsidiaries
             Consolidated Condensed Statements of Comprehensive Loss
     For The Three-and Nine-Month Periods Ended September 30, 2002 and 2001

                                 Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                                   -------------             -------------
                                  2002        2001         2002         2001
                               (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
                               ----------  ----------   ----------   ----------
Net loss                        $(837,315)$(1,016,266) $(1,991,425) $(3,272,220)
Other comprehensive income -
  equity adjustment from
  foreign translation               6,046      18,848       20,543       14,351
                               ----------  ----------  -----------  -----------
Comprehensive loss              $(831,269)  $(997,418)  (1,970,882) $(3,257,869)
                                =========   =========  ===========  ===========

                      Nematron Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
          For The Nine-Month Periods Ended September 30, 2002 and 2001

                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                           2002          2001
                                                       (Unaudited)   (Unaudited)
                                                       -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                             $(1,991,425) $(3,272,220)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
      Depreciation                                        326,671       397,956
      Amortization (Notes 4 and 5)                        377,169     1,161,066
      Non-cash interest expense for beneficial
        conversion feature of warrants (Note 7)           192,257       342,000
      Loss on disposal of property                         17,514         3,754
      Changes in assets and liabilities that
        provided (used) cash, net of effects of
        acquisition:
        Accounts receivable                               657,155     1,403,413
        Inventories                                       162,615     1,169,869
        Prepaid expenses and other current assets          (5,982)       65,463
        Accounts payable                                  147,985      (240,939)
        Deferred revenue and other accrued expenses      (399,858)     (384,413)
                                                       -----------   ----------
          Net Cash Provided By (Used In)
          Operating Activities                           (515,899)      645,949
Cash Flows From Investing Activities:
  Purchases of property and equipment                     (91,328)     (111,517)
  Proceeds from disposals of property and equipment         1,253            50
  Acquisition of Optimation, Inc., net of cash
    acquired (Note 2)                                          --      (278,877)
  Additions to capitalized software development costs          --      (402,995)
                                                       -----------   ----------
          Net Cash Used In Investing Activities            (90,075)    (793,339)

Cash Flows From Financing Activities:
  Proceeds from long-term debt agreement                 2,700,000           --
  Proceeds from issuance of subordinated notes
    and warrants (Note7)                                 1,424,000    1,200,000
  Proceeds from issuance of common stock                        --      278,000
  Repayments of long-term debt                          (2,959,469)    (813,549)
  Decrease in notes payable to banks                      (680,446)    (397,821)
  Payments of deferred financing fees                      (33,287)     (61,440)
                                                       -----------   ----------
          Net Cash Provided By Financing Activities        450,798       205,190

Foreign Currency Translation Effect on Cash                 20,543        14,351
                                                       -----------   ----------
Net Increase (Decrease) In Cash                           (134,633)      72,151
Cash at Beginning of Period                                291,726       74,712
                                                       -----------   ----------
Cash at End of Period                                     $157,093     $146,863
                                                       ===========   ==========
Non-cash financing and investing activities:
  Fair value of assets acquired from Optimation, Inc.,
    including goodwill                                          --   $2,459,727
  Less liabilities assumed                                      --   (1,180,850)
  Less common stock issued                                      --   (1,000,000)
                                                       -----------   ----------
    Net cash paid for Optimation, Inc. (Note 2)                 --   $  278,877
                                                       ===========   ==========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                  $341,973     $485,895
  Cash paid for income taxes                                    --           --

                      Nematron Corporation and Subsidiaries
              Notes To Consolidated Condensed Financial Statements
     For The Three-and Nine-Month Periods Ended September 30, 2002 and 2001

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Limited, a United Kingdom corporation, Nematron Canada Inc., a Canadian corporation, A-OK Controls Engineering, Inc. ("A-OK Controls"), a Michigan corporation, and Optimation, Inc. ("Optimation"), an Alabama corporation. All significant intercompany transactions and balances have been eliminated in consolidation. The Company acquired 100% of the equity of Optimation effective at the close of business on March 30, 2001. Accordingly, the financial state-ments include the operations of Optimation since the date of its acquisition.

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

Note 2 - Acquisition of Optimation, Inc.

On March 30, 2001, the Company completed its acquisition of Optimation, Inc., a Huntsville, Alabama-based company that develops, produces and markets industrial communications and display products for industrial automation. The Company recorded this transaction using the purchase method of accounting.

The purchase price was approximately $1,660,000, including expenses of approximately $60,000. Under the terms of the related Stock Purchase Agreement, the Company issued 1,483,680 shares of its Common Stock to the former Optimation shareholders in exchange for 100% of the outstanding equity of Optimation. Additionally, the Company paid the former Optimation shareholders $300,000 upon closing and paid an additional $300,000 subsequent thereto. In connection with the Stock Purchase Agreement, the Company also entered into three-year employment agreements and three-year agreements not to compete with Optimation's president and vice-president, both of who were Optimation shareholders.

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
                                                                    ==========
The following unaudited pro forma summary presents the consolidated results of operations for the three and nine-month periods ended September 30, 2001 as if the acquisition of Optimation had occurred on January 1, 2001, the earliest period presented in this Form 10-QSB. The pro forma summary does not purport to be indicative of either what would have occurred had the acquisition of Optimation actually been consummated at that date or the Company's future results of operations:

                                                     Three Months    Nine Months
                                                         Ended         Ended
                                                   Sept. 30, 2001 Sept. 30, 2001
                                                   -------------- --------------
   Revenues                                          $4,358,000     $14,319,000
   Net loss                                         $(1,016,000)    $(3,277,000)
   Loss per share - basic and diluted                    $(0.06)         $(0.21)

Note 3 - Inventories

Inventories  consist of the  following  at  September  30, 2002 and December 31,
2001:
                                                     September 30,  December 31,
                                                          2002         2001
                                                          ----         ----
  Purchased parts and accessories                       1,170,701    $1,402,209
  Work in process                                         291,438       219,765
  Finished goods, demo units and service stock            291,481       294,260
                                                      -----------    ----------
    Total inventory                                    $1,753,620    $1,916,235
                                                      ===========    ==========

Note 4 - Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement No. 142, Goodwill and Other Intangible Assets ("FASB-142") that was issued by the Financial Accounting Standards Board in July 2001. FASB-142, which is effective for years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. FASB-142 also specifies that intangible assets must be amortized over their useful lives unless such lives are indefinite, in which case the intangible assets are not subject to amortization. FASB-142 further specifies that goodwill is not subject to amortization but is subject to impairment tests at least annually. Under FASB-142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values were established using discounted cash flows. The result of testing goodwill for impairment in accordance with FASB-142, as of January 1, 2002, resulted in no impairment.

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

A reconciliation of loss reported in the consolidated statement of operations to the loss adjusted for the effect of goodwill amortization for all periods presented is as follows:
                                 Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                   -------------             -------------
                                  2002        2001         2002         2001
                                  ----        ----         ----         ----
  Net loss:
    Reported net loss           $(837,315)$(1,016,266) $(1,991,425) $(3,272,220)
    Goodwill amortization              --      42,657           --      115,916
    Workforce and distribution
      network amortization             --       3,052           --       69,156
                                ---------   ---------   -----------  ----------
      Adjusted net loss         $(837,315)  $(950,557)  $(1,991,425 $(3,087,148)
                                =========   =========   =========== ===========
  Basic and diluted loss
  per share:
    Reported net loss              $(0.05)     $(0.06)      $(0.13)      $(0.22)
    Goodwill amortization              --          --           --          .01
    Workforce and distribution
      network amortization             --          --           --          .01
                                   ------      ------       ------       ------
      Adjusted net loss            $(0.05)     $(0.06)      $(0.13)      $(0.20)
                                   ======      ======       ======       ======

Note 5 - Other Intangible Assets

Other intangible assets consists of the following at September 30, 2002:

                            Amortization      Gross                       Net
                               Period       Carrying    Accumulated    Carrying
                              (Years)        Amount     Amortization    Amount
 Amortizable intangible assets:
  Software development costs    5.7        $6,661,735   $(6,009,359)   $652,376
                                           ==========   ===========    ========
  Other:
   Acquired non-compete
    agreement                   5.0           300,000     (135,000)     165,000
   Acquired patent costs       10.0           590,000     (413,000)     177,000
   Internally developed
    patent costs                6.0            75,589      (57,321)      18,268
   Deferred financing fees      4.0           296,898     (202,480)      94,418
                                           ----------    ---------     --------
   Total other intangible assets           $1,262,487    $(807,801)    $454,686
                                           ==========    =========     ========

Amortization expense for other intangible assets for the periods presented is as follows:
                                 Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                   -------------             -------------
                                  2002        2001         2002         2001
                                  ----        ----         ----         ----
  Software development costs      $77,970    $267,465     $233,910     $741,654
  Other amortizable assets         47,757      61,751      143,259      234,340
                                 --------    --------     --------     --------
          Total                  $125,727    $329,216     $377,169     $975,994
                                 ========    ========     ========     ========

Estimated amortization expense for other intangible assets for the five years ending December 31, 2006 is as follows:
                                               Software       Other
                                              Development   Intangible
                                                 Costs        Assets     Total
  Year Ending December 31,                       -----        ------     -----
         2002                                  $311,880     $179,012   $490,892
         2003                                   155,898      175,150    331,048
         2004                                   139,502      123,894    263,396
         2005                                   139,502       74,604    214,106
         2006                                   139,503           --    139,503

Note 6 - Notes Payable to Banks

The Company and its A-OK Controls subsidiary are parties to two loan and security agreements (the "Agreements") with LaSalle Business Credit, Inc., a Wisconsin bank ("LBCI"). The Agreements, which have been amended through October 17, 2002, provide for a total of $2.5 million in two lines of credit. The Agreements provide for credit facilities through November 2003, and may be extended for an additional one-year period at the option of the Company, unless the lender gives prior notice of termination.

The amount available under the lines of credit are limited by a borrowing form-ula that allows for advances up to a maximum of the sum of specified percentages of eligible accounts receivable, less the amount, if any, of outstanding letters of credit issued by the Company. Based upon such borrowing formula, approximate-ly $152,000 of the available lines is eligible for advance at September 30, 2002. Amounts borrowed under the lines of credit facility total $1,247,000 at September 30, 2002, and such borrowings bear interest at the prime rate plus 4.5% (9.25% effective rate at September 30, 2002). The lines of credit are collateralized by substantially all assets of the Company and a second mortgage position on the Company's Ann Arbor facility.

The Agreements contain several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the Agreements also prohibit the payment of dividends, limit the amount of annual capital expenditures and include other restrictive covenants. Although the Company is not in compliance with the tangible net worth, interest coverage and debt service coverage covenants as of September 30, 2002, the bank issued a forbearance letter concerning these covenant violations to the Company in February 2002 and it reconfirmed the forbearance in October 2002. In such letters, the bank has specifically reserved its right to take any action permitted under the Agreements in the future without any notice to the Company. Additionally, the bank agreed to allow the company to proceed under the terms of the Agreements until further notice to the Company provided: a) that there occurs no additional event of default, as defined in the Agreement; b) that there occurs no material adverse change (as determined by the bank in its sole discretion) in the Company or its business; and c) that the Company use its continuing best to refinance its bank liabilities with another lender as soon as possible. Management has begun discussions with other potential lenders to replace LBCI as the Company's primary bank lender and, further, is in discussion with other funding sources to achieve a private placement of additional debt and/or equity capital.

The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement (the "Compass Agreement") with Compass Bank, an Alabama bank. The Compass Agreement, as amended through October 4, 2002, provides for a line of credit of $335,000 limited by a borrowing formula that allows for advances up to a maximum of the sum of 80% of eligible accounts receivable and a maximum of $225,000 against inventory. Amounts borrowed under the line of credit facility total $335,000 at September 30, 2002, and such borrowings bear interest at the prime rate plus one-half percent (5.25% effective rate at September 30, 2002), but not less than 5.0% per annum. The Compass Agreement required a reduction of $35,000 on October 31, 2002 and requires a payment of $15,000 per month thereafter. The payments made to Compass also reduce the amount available for borrowing. The line of credit is collateralized by substantially all assets of Optimation and prohibits the payment of funds to the parent company except for reimbursements of direct expenses incurred by the parent company on behalf of Optimation. The credit facility, which has been on a short-term rolling basis since June 2001, expires by its terms on January 3, 2003, at which time management believes the Compass Agreement will be renewed on essentially the same terms and conditions for another ninety-day period at the amount then outstanding, which, if payments are made according to the terms of the Compass Agreement, will be $270,000.

Note 7 -Subordinated Debt

Subordinated debt consists of the following:
                                                     September 30,  December 31,
                                                         2002          2001
                                                         ----          ----
  Convertible subordinated promissory notes,
  interest at 10% per annum, due August 31, 2001.
  Accrued and unpaid interest and the principal
  of the note may be converted into common stock
  at the lower of $0.30 per share or the lowest
  closing price of the underlying common stock
  during the period the notes are outstanding.          $1,200,000   $1,200,000

  Subordinated promissory notes, interest at 14%
  per annum, due on demand. The notes are callable
  by the Company at any time, and the notes may be
  converted into common or preferred stock if the
  Company issues such equity during the period the
  notes are outstanding. Detachable warrants with
  an exercise price of $0.10 -$0.18 per share were
  sold with the notes.                                   1,524,000      300,000

  Subordinated promissory notes, interest at 8% per
  annum, due October 15, 2002.  The notes are
  callable by the Company at any time.  The face
  amount of the notes is $285,000, and $6,477 of the
  proceeds to the Company was ascribed to the
  detachable warrants sold with the notes, and such
  amount is being charged to interest expense, with a
  corresponding increase in the recorded value amount
  of the notes, over the term of the notes.                200,000           --
                                                        ----------   ----------
  Total                                                 $2,924,000   $1,500,000
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

The 14% Subordinated Notes due on demand (the "14% Subordinated Notes") were issued pursuant to a $1.5 million master promissory note with North Coast Technology Investors L.P. ("North Coast"), an affiliate of Mr. Hugo Braun, a member of the Company's Board of Directors. Requests for advances under the master promissory note shall be funded at the option of North Coast. In the event of an equity offering by the Company, North Coast, at its option, may convert any or all of the outstanding principal of and accrued interest on the 14% Subordinated Notes into securities offered in such financing, at the offering price per share of such financing. Because the Company did not complete an equity financing pursuant to which it receives proceeds of at least $1.5 million on or before August 31, 2002, the principal and interest due and payable under the master promissory note may be converted at the option of North Coast into shares of common stock of the Company at $0.10 per share. The 14% Subordinated Notes were issued with immediately exercisable detachable warrants. The warrants, which are non-assignable, allow the holder to purchase the Company's common stock at $0.18 per share for 607,777 shares and $0.10 for 1,954,000 shares at any time until October 31, 2007. The detachable warrants issued in 2002 have been ascribed a value of $185,780, and such amount has been charged to interest expense, including $36,700 in the three-month period ended September 30, 2002.

The subordinated notes due October 15, 2002 (the "8% Subordinated Notes") included detachable warrants. The warrants, which are non-assignable, allow the holders to purchase the Company's common stock at $0.22 per share at any time until March 31, 2007 (the "2007 Warrants"). Because the $0.22 per share exercise price was less than the closing price of the common stock, as traded on the American Stock Exchange, on the dates the notes were sold, the 2007 Warrants have been ascribed a value of $6,477 and such amount was credited to shareholders equity, and the 8% Subordinated Notes were ascribed a value of $193,523. The $6,477 was charged to interest over the period that such warrants were earned, resulting in a total non-cash charge to interest expense of $2,841 and $6,477, respectively, for the three- and nine-month periods ended September 30, 2002.

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

A total of $750,000 of the 10% Convertible Notes, all of the 14% and 8% Subordinated Notes were issued to certain members of the Company's Board of Directors or their affiliates. At September 30, 2002 and December 31, 2001, accrued interest on the subordinated notes described above total $276,423 and $96,795, respectively, including $208,464 and $62,493, respectively, due to related parties.

Note 8 - Long-Term Debt

Long-term debt includes the following debt instruments at September 30, 2002 and December 31, 2001:
                                                     September 30,  December 31,
                                                         2002          2001
                                                         ----          ----
  Variable rate term note payable to a bank,
  interest at prime plus 3.5% (8.25% effective
  rate as of September 30, 2002), payable in
  monthly installments of $31,0000 beginning
  October 2002 through October 2005, at which time
  any remaining principal and interest is due. The
  term loan is collateralized by a mortgage on the
  Ann Arbor facility.                                   $2,700,000          --

  Term note payable to a bank, interest at prime
  plus 4.50% payable in monthly installments of $62,500
  beginning June 2002 through August 2003, at which
  time any remaining principal and interest was due.
  The term note was repaid on September 30, 2002.               --   $2,561,667

  Term note payable to a bank, interest at prime
  plus 6.0%, payable in monthly installments of $78,611
  through May 2002. The term note was repaid in May 2002.       --      389,166

  Capitalized lease obligations and other notes,
  secured by specific equipment being financed.             32,009       40,643
                                                        ----------   ----------
  Total long-term debt                                   2,732,009    2,991,476
  Less current maturities                               (2,496,023)  (2,962,536)
                                                        ----------   ----------
  Long-term debt, less current maturities                 $235,986      $28,940
                                                        ==========   ==========

The variable rate term loan due to a bank was closed on September 30, 2002 in the amount of $2,700,000. Proceeds of the notes were used to repay a term note to a bank approximately $2,500,000 and the remainder of the proceeds were added to working capital. The $2,700,000 variable rate term loan requires monthly payments of $31,000 including interest at the prime rate plus 3.50% through August 31, 2005, plus a balloon payment of the balance of the note on September 30, 2005. The variable rate term loan is secured by a mortgage of the Company's Ann Arbor, Michigan headquarters facility.

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

Information as to options and warrants outstanding that have been excluded from the computation of diluted earnings per share is as follows:

                                 Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                   -------------             -------------
                                  2002        2001         2002         2001
                                  ----        ----         ----         ----
  Options:
    Number                      2,018,528   2,183,692    2,018,528    2,183,692
    Expiration dates            2003-2011   2003-2011    2003-2011    2003-2011
  Warrants:
    Number                      3,200,928     997,678    3,200,928      997,678
    Expiration dates            2002-2007   2002-2006    2002-2007    2002-2006

Item 2.  Management's Discussion and Analysis of Operations

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

Three- and Nine-Month Periods Ended September 30, 2002 Compared with the
------------------------------------------------------------------------
Three- and Nine-Month Periods Ended September 30, 2001
------------------------------------------------------
         Net revenues for the three- and nine-month periods ended September 30, 2002 decreased $908,000 (20.8%) and $2,322,000 (16.7%), respectively, to
$3,450,000 and $11,587,000, respectively, compared to the same periods last year. The revenue decreases are primarily attributable to decreases in sales of hardware products and bundled Industrial Control Computers, including those sold in 2001 under a major supply program with a major automotive company, as well as declines in application engineering services supplied to one major automotive customer. Management expects that net revenues for the last quarter of 2002 will be consistent with the current quarter, based on existing scheduled production releases and scheduled and anticipated services.

         Gross profit for the three- and nine-month periods ended September 30, 2002 decreased $148,000 (15.3%) and increased $240,000 (8.6%), respectively, to $821,000 and $3,041,000, respectively, compared to the same periods last year. Gross profit as a percentage of net revenues for the three- and nine-month periods ended September 30, 2002 was 23.8% and 26.2% respectively, compared to 22.2% and 20.1% in the same periods last year. The changes in gross profit percentage resulted from the effect of fixed cost on lower revenues in the current periods offset by product mix. Product mix in the current quarter was less favorable than the comparable quarter last year, whereas product mix in the current nine-month period was more favorable than the comparable period last year. Management expects that gross profit margins will remain relatively constant for the last quarter of 2002 as the mix of sales in that period is expected to be similar to the sales mix experienced in the first nine months of the year, based on the current backlog and forecasts.

         Software product development expenses for the three- and nine-month periods ended September 30, 2002 decreased $2,000 (0.9%) and increased $117,000 (27.2%), respectively, to $190,000 and $547,000, respectively, compared to the same periods last year. The increase in the year-to-date period results from the Company expensing 100% of its software development costs in the current period whereas in the comparable prior period, $403,000 of costs were capitalized. As a result of the Company writing down the carrying value of its capitalized soft-ware at year-end 2001, all costs subsequent thereto have been expensed in order that the carrying value of the asset not exceed its estimated net realizable value. Management expects that product development expenses will remain relatively constant with the level of expenses incurred in the first three quarters of the year based on current staff levels and planned software development efforts.

         Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2002 decreased $256,000 (17.2%) and $1,001,000 (21.0%) to $1,230,000 and $3,745,000, respectively, compared to the comparable periods last year. The decreases resulted primarily from reductions of sales, marketing, travel and sundry other expenses to more closely align administrative expenses with current revenue levels. Management expects that selling, general and administrative expenses for the last quarter of 2002 will remain consistent with the level of expenses incurred in the first three quarters of the year.

         Interest expense for the three- and nine-month periods ended September 30, 2002 decreased $77,000 (24.9%) and $147,000 (16.7%), respectively, to
$233,000 and $731,000, respectively, compared the same periods last year. The Company has recorded non-cash interest expense related to the beneficial conversion feature of warrants issued in connection with subordinated notes sold during each period; such non-cash interest expense for the three-month periods ended September 30, 2002 and 2001 was $38,000 and $137,000, respectively, and for the nine-month periods then ended was $192,000 and $342,000, respectively. Non-cash interest charges result because the conversion price of the warrants issued was below the market price of the common stock, into which the warrants may be converted, on the date of the sale of the warrants and convertible subordinated debt. Absent the non-cash charge for the beneficial conversion feature described above, the increase in interest expense for the three- and nine-month periods ended September 30, 2002 increased $21,000 and $2,000, respectively, compared to the comparable 2001 periods. These increases result primarily from increased borrowing levels during each period.

         Sundry income (expense) was not significant for any period presented.

Liquidity and Capital Resources
-------------------------------
         Primary sources of liquidity are cash generated from operations, short term subordinated debt and the Company's secured lines of credit that total $3,500,000 as of June 30, 2002 from LaSalle Business Credit ("LBCI") and $335,000 from Compass Bank. As of September 30, 2002, the Company had $1,247,000 outstanding under the lines of credit and approximately $152,000 of additional borrowing capacity available under such credit lines. The Company's operations used $516,000 in cash during the nine-month period ended September 30, 2002 as a result of the $1,991,000 net loss, the effects of changes in working capital (providing $562,000) and the noncash depreciation, amortization, loss on disposal of equipment and interest charges (totaling $914,000). During the nine-month period ended September 30, 2002, the Company used $91,000 of cash for purchases of equipment and $3,673,000 of cash for repayments of the lines of credit and long term debt and the payment of deferred bank fees. The primary sources of cash in the nine-month period ended September 30, 2002 were $2,700,000 from proceeds of a term loan secured by a mortgage and $1,424,000 from the proceeds from sales of subordinated promissory notes and warrants.

         Based upon current estimates, operations for the next two quarters will also result in net cash losses unless sales improve over forecasted levels or costs and expenditures can be further reduced. Management estimates that it will require approximately $150,000 through the remainder of 2002 and approximately $100,000 in order to sustain operations at their current levels. Management has included in these projections an assumption that the borrowings from LBCI and Compass Bank will be refinanced with LBCI and Compass Bank, respectively, or with other lenders on substantially the same terms as the current agreements.

         The Company is in compliance with the terms of its Compass Bank financing agreement. However, since mid-2001, the Company has not been in compliance with the certain financial covenants contained in the financing agreement with LBCI financing agreement under which it has two lines of credit totaling $3.5 million. LBCI has issued a forbearance letter to the Company concerning these covenant violations. However, in such letter LBCI has specifically reserved its right to take any action permitted under the agreement without any notice to the Company. LBCI and Company management are discussing management plans to cure the defaults, including, without limitation, a capital infusion. This capital infusion, if successful, may cure the tangible net worth covenant, but it will not cure operating covenants that were not met beginning in 2001. Management is hopeful, however, that a successful capital infusion will cause LBCI to continue its forbearance. In view of the continuing default, the Company has classified all indebtedness to LBCI as current liabilities.

         In the short term, in addition to having to fund its projected net cash losses over the next two quarters, the Company will be required to make payments on term debt of approximately $33,000 per month, including interest. Additionally, of the total principal amount of subordinated debt, $2,924,000 plus accrued interest thereon is due currently.

         Management is attempting to complete as soon as practical a private placement of preferred stock to accredited investors whereby the Company would raise a minimum of $3,000,000, a portion of the proceeds of which would be applied to the repayment of current liabilities, liabilities arising from operations over the next two quarters and subordinated debt.

         The Company anticipates sustaining operations through the issuance of subordinated debt with warrants in the range of $250,000 to $400,000 until such time as it can close a private placement of common or preferred stock.

        Management can offer no assurance that the private placements of sub-ordinated notes or of preferred or common stock will be successful, or that if the private placement of subordinated notes or preferred or common stock should occur, that the funds raised will be sufficient to persuade LBCI to continue its forbearance on demanding repayment of the LBCI debt because of the continuing covenant violations. If the private placements are not successful, the Company will not have sufficient liquidity to satisfy its liabilities and obligations as they become due and it may be forced to curtail its operations, sell product lines, spin off operations of subsidiaries or sell the Company to a third party.

         Based upon the Company's existing financial position, forecasted revenue and expense levels and forecasted lines of credit availability, and assuming the conversion of the subordinated notes to common or preferred stock, the Company believes it has sufficient liquidity to satisfy its liabilities as they become due. The Company believes that its long-term liquidity needs will be satisfied through the proceeds of the private equity offering it expects to complete on or prior to year-end 2002.


Uncertainties Relating to Forward Looking Statements
----------------------------------------------------

        "Item 2. Management's Discussion and Analysis of Results of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

o Uncertainties discussed elsewhere in "Management's Discussion and Analysis of Operation" above;
o The potential inability to raise additional equity or debt financing in a sufficient amount to sustain operations and allow management to execute its strategies;
o The potential inability to modify bank covenants as it may be necessary from time to time or continue the lender's forbearance exercising its remedies;
o A further decline of economic conditions in general and conditions in the automotive manufacturing industry in particular;
o Delays in introduction of planned new product offerings and product enhancements;
o Changes in customer requirements or reductions in demand for the Company's products and services;
o The inability of the Company to successfully implement its strategy to lead the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions or changes in corporate strategy to capitalize on market changes;
o Competitive factors, including the introduction or enhancement of products by the Company's competitors;
o Product pricing decreases and/or component price increases that may result in materially reduced selling prices and/or reduced gross profit margins from sale of the Company's products;
o Software defects and latent technological deficiencies in existing and new hardware products and enhancements thereto;
o Unforeseen increases in operating expenses or adverse fluctuations in foreign exchange rates;
o The inability to attract or retain management personnel and sales and engineering staff;
o Evolving industrial automation industry standards that may cause the Company's current or proposed product portfolio to become obsolete.

                           PART II - OTHER INFORMATION

Item 4.      Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.


Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

(b) During the quarter ended September 30, 2002, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Nematron Corporation

                                            By:

November 11, 2001            /s/ Matthew S. Galvez
--------------------        ---------------------------------
Date                        Matthew S. Galvez, President & CEO
                               (Duly Authorized Officer)

November 11, 2001            /s/ David P. Gienapp
--------------------        ---------------------------------
Date                        David P. Gienapp, Executive Vice President -
                            Finance & Administration
                               (Chief Accounting Officer)

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Matthew S. Galvez, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nematron Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report
      (the "Evaluation Date"); and
   c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
   a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002


/s/ Matthew S. Galvez
---------------------
Matthew S. Galvez
Chief Executive Officer


See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, David P. Gienapp, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nematron Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report
      (the "Evaluation Date"); and
   c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
   a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002


/s/ David P. Gienapp
--------------------
David P. Gienapp
Chief Financial Officer


See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

                                INDEX TO EXHIBITS


Exhibit
Number   Description of Exhibit


4.0 Variable Rate Term Note in the amount of $2,700,000 between Chelsea State Bank and the Registrant dated September 30, 2002

4.1 Amended and Restated Promissory Note in the amount of $335,000 between Compass Bank and Optimation, Inc. dated October 4, 2002

4.2 Loan Modification Agreement and Amendment to Loan Documents between Compass Bank and Optimation, Inc. dated October 4, 2002

4.3 Amendment to Amended and Restated Loan and Security Agreement between LaSalle Business Credit, Inc. and the Registrant dated October 17, 2002

4.4 Amendment to Amended and Restated Loan and Security Agreement between LaSalle Business Credit, Inc. and A-OK Controls Engineering, Inc. dated October 17, 2002

4.5 Amended Subordinated Promissory Note between North Coast Technology Investors, L.P. and the Registrant dated October 28, 2002

99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002