Form 10KSB
period 2002-12-31
NEMATRON CORP
filed 2003-03-31
CIK 892832

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the transition period from                   to
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

          Securities registered under Section12(b) of the Exchange Act:
          Title of Each Class           Name of Exchange on Which Registered
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

         Issuer's revenues for its most recent fiscal year:  $14,867,215

         The aggregate market value of the voting stock held by non-affiliates as of March 28, 2003, computed by reference to the closing price of such stock on such date as quoted on The American Stock Exchange, was approximately $787,,000. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 5% of the outstanding Common Stock are assumed to be affiliates.

         The number of shares outstanding of the issuer's Common Stock on March 28, 2003 was 15,744,472.

        TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT [ ] Yes [ X ] No

                     DOCUMENTS INCORPORATED BY REFERENCE
                                                   Part of Form 10-KSB Into
              Document                        Which the Document is Incorporated
              --------                        ----------------------------------
Portions of Definitive Proxy Statement
for the 2003 Annual Meeting of Shareholders                  Part III
(the "2003 Proxy Statement")
================================================================================

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

         Corporate History

         Nematron Corporation ("Nematron" or the "Company") was incorporated in Michigan in October 1983. In 1986, the Company became a wholly owned subsidiary of Interface Systems, Inc. ("Interface"). On February 26, 1993, the Company became an independent publicly-traded company as a result of a spin-off from Interface, which was effected by the distribution of 100% of the shares of the Company on a pro rata basis to Interface's shareholders. Between the years 1995 and 2001, the Company acquired six closely held software development companies, including A-OK Controls Engineering, Inc. ("A-OK Controls") in 2000 and Optimation, Inc. ("Optimation") in 2001. A-OK Controls is a Michigan-based company that provides control systems design and integration services to the industrial controls marketplace, and Optimation is an Alabama-based company that develops, produces and markets industrial communications and display products for industrial automation.

         The Company's principal executive offices are located at 5840 Interface Drive, Ann Arbor, Michigan 48103, and its telephone number is (734) 214-2000.

         General Overview

         Nematron designs, manufactures and markets factory automation products, including computer hardware and software products. Its industrial computers and terminals are called Industrial Control ComputersTM ("ICCs") and Industrial WorkstationsTM ("IWSs"), which are "ruggedized" computers with built-in displays, keyboards or other forms of operator interface. ICCs and IWSs are used by operators in industrial processing and in factory floor environments to monitor and control machine and cell level operations. Nematron's software products are sold to industrial users for direct machine control, supervisory control, operator interface and data acquisition and transmission.

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

         The Company has four main software products that are used in the industrial and factory automation workplace. These products are marketed under the following trade names: OpenControlTM, Hyperkernel(R), Paragon TM, and FloPro(R). Additionally, most of the Company's IWS products contain proprietary software embedded in the products as firmware that is not sold separately. All of the products may be run on Nematron's industrial computers or those of most other manufacturers.

         The Company's OpenControl software product allows operators to leverage PC-based software packages, such as Windows NT and many popular Supervisory Control and Data Acquisition ("SCADA") and Human-Machine Interface ("HMI") programs. OpenControl allows the use of standard networking products and connectivity to the Internet or corporate-wide Intranet systems using a modular approach for open control architecture applications. Hyperkernel allows software developers to integrate highly deterministic real-time applications into Microsoft's Windows NT operating system and enables devices such as robots, process controllers and motion control systems to be configured as application servers on any standard network system. The Company's Paragon software product is a SCADA package, which regulates control and management of process information. The Company's FloPro software product is a DOS-based flowchart programming and direct machine control software product.

         The Company has five primary locations - four in the United States and one in Europe. The Company's corporate headquarters are in Ann Arbor, Michigan and employees located there are responsible for computer assembly, software reproduction, software development, customer service, product development, administration, finance, accounting, personnel, purchasing, marketing, corporate-wide sales and international business development. Certain of the Company's products are assembled by staff in Huntsville, Alabama, as are the marketing and accounting functions for these products. The Company's control design and integration business is headquartered in Auburn Hills, Michigan. Personnel located in Auburn Hills are responsible for the design of automation control systems and for integration of control systems at its customers' facilities. The Company's software development is conducted primarily at its office in Foxboro, Massachusetts. Software engineers and technical support staff located in Foxboro are responsible for software product development, enhancement, maintenance, and customer technical support. The Company's sales and support operations for the European marketplace are conducted in Waterlooville, Hampshire, The United Kingdom, through its Nematron Limited subsidiary. Located south of London, its principal functions are European sales, distribution management, application engineering, technical support and customer service. Nematron Limited is primarily operated as a cost center since allocation of gross product margins and operating and administrative expenses cannot be reasonably allocated to that entity or by region. The Company also maintains control system design and integration offices in Saginaw, Michigan.

         Products, Market and Competition

         Industrial Computers and Hardware Products
         ------------------------------------------
         The Company designs and manufactures operator terminals for reliable performance in harsh industrial environments. Its products range from simple and inexpensive programmable logic controllers and push button interfaces to sophisticated industrial control computers. Each operator terminal provides a display that shows the status of the process and a keyboard or a touch screen that allows personnel to control the process. These terminals all come in a rugged package that withstands extremes of temperature, humidity, vibration, shock, and electrical interference. Each product class includes a range of display options, prices, and capabilities.

         Virtually all of the Company's newer products use flat panel displays that offer considerable space savings and increased reliability and clarity than the older technology CRT displays. These products also provide immunity to shock, vibration and electromagnetic interference. They are particularly well suited for applications with physical space limitations and with hazardous environments such as chemical plants, as well as in the presence of high electrical currents such as in aluminum and steel processing applications.

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

         Management believes, based on market research and reports of various research analysts, that a large segment of the existing programmable logic controller ("PLC") market will over many years migrate to PC-based control and operator interface solutions that replace the PLC. The resulting market for industrial PC-based products should expand significantly. In response to this evaluation of the market, the Company has placed substantial emphasis on making enhancements to IWS and ICC products as cost-effective replacements for existing, lower functionality, products that complement as well as replace PLCs.

         Many competitors participate in the industrial PC product market, most notably IBM, Allen-Bradley, Siemens, Schneider and many smaller companies, including low-cost producers in Asia. Many segments in this market are highly price-sensitive, especially in environments where desktop type products perform adequately. As the market expands, numerous competitive offerings will probably appear, putting downward pressure on prices and gross profit margins. The Company intends to continue providing industrial PC products with unique and valued features for reliable operation in factories and other harsh environments.

         Industrial PC Products and Industrial Control Computer Products

         The ICC Family of Products. The ICC product family was designed and developed by the Company in the last five years and they continue to be enhanced to keep abreast with the changing marketplace. ICC products offer Intel Celeron(R) and Pentium III(R) processors, display options from 10.4", 12.1" and 15.0" as well as a screenless version, plus a motherboard featuring PCI/ISA bus architecture. The front panels of these units have integrated keypads and are rated UL Type 4/4X/12 (watertight and dust-tight) construction. Each model is UL safety rated and is certified to the CE Mark. Several unique and innovative features have been designed into the ICC family of products. These features include Nematron's patented hinged chassis and a system that automatically tracks product and application use variables that provides information concerning maintenance cycles and environmental usage. These units range in price from $2,500 to $7,000, varying primarily on the choice of display, processors, features and bundled software.

         The e-Series Products. The e-Series industrial PCs gives users all the power of an Intel Celeron(R) and Pentium III(R) processor with the reliability, stability and fast boot-up of embedded system technology. These e-Series products use non-rotating solid-state memory, allowing the products to be used without a hard disk or other moving parts. These products run the Windows NT embedded operating system, and they may be bundled with Nematron or third party software products. These state-of-the-art embedded products feature an innovatively hinged chassis with downward facing connections for easy cable routing and cabinet mounting. Additionally, Ethernet connectivity is standard and this allows seamless integration with other plant floor installations. These units range in price from $2,000 to $3,000, varying primarily on the choice of display, processors, features and bundled software.

         The Delta Series Products. The Delta Series is a line of compact touch-only industrial PCs and flat panel monitors. These units, introduced in 2001, are available in PCI, PC/104 and monitor-only configurations, and each can be configured with 10.4", 12.1" or 15.0" integral displays. The Delta PC and Delta PC/104 computers feature a selection of Intel Celeron(R) and Pentium III(R) processors chosen from Intel's Embedded Architecture list. If the environment is too harsh for rotating media, the standard hard drive can be replaced with up to 512 MB of solid-state flash memory. If space is tight, it can be ordered as a screenless node computer with a separate monitor. And if an application requires two operator stations, the PC's integral display can be mirrored on a remote touchscreen monitor, thereby eliminating the need for a separate HMI panel. These units range in price from $2,000 to $4,000, varying primarily on the choice of display, processors, features and bundled software.

         Industrial Monitors. The flat panel monitors are engineered for harsh industrial environments. The monitors, available with optional touchscreen and stainless steel bezel, are ideal for both factory floor and control room applications. The analog video signal remains strong and clear up from 6 to 75 feet from the computer depending on the video cable used with the monitor. The monitors features a patent-pending hinged chassis that can be quickly and easily removed for maintenance and backlight replacement. The monitors are NEMA 4/4X12 rated when properly mounted, and have the customary UL, cUL and CE certifications for use worldwide. These products, which may be mounted on panels, racks or arms, range in price from $1,000 to $3,000 depending upon options selected.

         ShoeBox and RackMount Industrial PCs. ShoeBox and RackMount industrial computers combine practical design with all the processing power of Intel Celeron(R) and Pentium III(R) processors. These processors are complimented with built-in Ethernet, USB communications, hot-swapping cooling fans, external audio output and front access keyport and mouse ports. The popular form factor of the desktop ShoeBox offers five full-length slots, while the 4U RackMount is designed for applications which require up to ten option boards. The innovative chassis design focuses on ease of installation and maintenance, as well as system flexibility to provide a high quality multi-purpose platform. These products range in price from $2,000 to $3,500 depending upon options selected.

         Revenues from the sale of industrial PC products and ICC products amounted to approximately 22% and 24% of consolidated revenue in 2002 and 2001, respectively. The Company expects that revenue from this product category in 2003 will approximate the same percentage of total revenue as in 2002.

         Pointe Controller

         Nematron introduced the Pointe Controller in the fourth quarter of 2002 as a new class of control device that integrates the flexibility, power and communications of PC-based control systems with the ease and dependability of traditional PLCs. Pointe Controller technology brings together local I/O control, enterprise connectivity and advanced e-control software architecture in a product effective in stand-alone applications, distributed control and enterprise wide e-control networks. The Pointe Controller products, with intelligent node control features, provide localized modular control along with a high-speed data interface for real-time communication using industry standard communication protocols to share information throughout the control network or enterprise wide IT system. Sales of the Pointe Controller began in 2003.

         Character-Based PLC Workstations and Remote Message Unit Products

         Character-based PLC workstations and remote message unit products economically replace electro-mechanical push buttons, while also providing message display and alarm annunciation functions. All products in this class include flat panel displays. The Company internally developed the proprietary software for the products in the lower price range of this class of product. Most of these products are used with small PLCs for simple machine control, such as packaging equipment and small fabricating machines. Products in this class range in price from less than $500 to $1,500.

         Most of the Company's competitors in this segment are small companies with limited resources and market share. A few competitors, such as Allen-Bradley, Cutler-Hammer and GE Fanuc, have substantially greater resources than the Company and offer competitive products in the upper end of the price range.

         Collectively, sales of character-based PLC workstations and remote message unit products amounted to approximately 22% and 24% of consolidated revenue in 2002 and 2001, respectively. The Company expects a slow growth rate in this market segment in the next year based upon its market research. The growth rate could accelerate if the market embraces the concept of small footprint operating systems and languages that can communicate with Windows NT-based control software. The Company plans to increase its efforts to develop and market new embedded software products, enhance existing products and if appropriate, acquire existing product lines from third parties.

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

         Collectively, sales of industrial graphics terminals and programmable operator interface products amounted to approximately 13% and 10% of consolidated revenue in 2002 and 2001, respectively. The Company expects that this segment will increase in 2003 as new products in this category are developed and released next year.

         Computer Hardware Parts and Service
         -----------------------------------
         The Company maintains an inventory of spare parts and service stock and employs trained service technicians and support personnel whose functions include technical advice regarding product applications, service and repair of returned hardware products. Revenues from the service and repair of industrial hardware products amounted to approximately 10% and 8% of consolidated revenue in 2002 and 2001,respectively. The Company expects that revenue from computer parts and service will represent less than 10% of consolidated revenues in 2003.

         Software Products
         -----------------
         The software products described below, all of which were acquired or developed by the Company since 1995, represent the cornerstone of the Company's shift in its strategic focus. Prior to 1995, the Company relied solely on sales of IWS products. Since 1995 the Company's strategy has been to position itself as a high value-added provider of bundled industrial PC hardware and Microsoft operating system-based software solutions. With the following software products and their continued enhancements, the Company now offers leading-edge industrial automation software. The Company's software products are used in the industrial and factory automation workplace around the world in a variety of unique and proven applications. Additionally, many of the IWS hardware products discussed above contain proprietary software embedded in the products as firmware that is not sold as a separate product. All of these products may be run on Nematron's computers or on computers of most other manufacturers.

         Several large and small companies offer competing software products in this market and competition is intense. Many competitors market their own products or with private-labeled products, and such products perform the same functions as certain of the Company's products. Significant competitors include Intellution, Siemens and Wonderware.

         Revenues derived from software product sales, including associated training and maintenance agreements, amounted to approximately 10% and 9% of consolidated revenue in 2002 and 2001, respectively. The Company expects that revenue from software products will represent approximately 10% of consolidated revenues in 2003.

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

         System Design and Integration Services
         --------------------------------------
         The Company provides a variety of services, including control system consulting and design services, application engineering and control system integration services, information technology integration and program support and management directly and through its A-OK Controls subsidiary. The Company's engineers are experienced in a range of projects, from single-cell applications to large-scale global control system implementations. In addition to its own staff, the Company contracts with certified system integrators and third parties with industry specialists to supplement Nematron's staff as necessary. A-OK Controls competes with many other locally based system integrators of similar or smaller size and capabilities. Revenues derived from system integration services amounted to 39% and 45% of the Company's consolidated revenue in 2002 and 2001, respectively. The Company expects that revenue from system integration services will represent approximately 36% of consolidated revenues in 2003.

         Sales Channels

         The Company employs four sales channels for product sales and distribution. The Company's primary sales channels are a network of high-tech industrial distributors, several manufacturer representative firms and a corporate sales staff focused on major original equipment manufacturers ("OEMs") of industrial processing systems and machines and to other major end users. Beginning in 2001, with its acquisition of Optimation, the Company began marketing its Optimation-brand products, OptiLogic and OptiMate, through catalogs, direct marketing and the Internet. The Company's distributors are typically companies with non-exclusive written agreements that purchase inventory and resell it to their customers. In addition, distributors typically provide varying amounts of customer training, application engineering, and support. The Company has approximately 40 domestic distributor branches and approximately 25 distributor branches in 8 countries internationally.

         No private label, direct customer, or distributor accounted for more than 10% of total Company sales in 2002 or 2001. The ICC product family, including ICC products bundled with software products, accounted for approximately 12% and 15% of consolidated revenues in 2002 and 2001, respectively. No other single model or product family accounted for more than 12% of the Company's revenues during those periods.

         Manufacturing, Assembly and Supply

         The Company performs final assembly and testing for most of its hardware products. The assembly process encompasses the assembly of sheet metal or plastic parts, keypads, displays, electronic circuit boards and other component parts into finished products. In addition, the Company performs some limited cable manufacturing and wave soldering, and assembles engineering prototypes for new products. In 2000, the Company began subcontracting certain of the material acquisition and some of the assembly of certain high volume - low mix ICC products to a subcontractor located in the Czech Republic. In 2002 and 2001, less than 10% of consolidated revenues were derived from sales of products assembled by the subcontractor. For products assembled in-house, the Company purchases substantially all components. It uses a number of independent firms for these purchases and is not materially dependent upon any third party that supplies these services. Some specialized components used in the Company's products are currently purchased from single or limited sources of supply. The Company believes that the loss of one or more suppliers of standard components would not have a material long-term impact on its operations, as standard components may be obtained from a number of sources. For its specialized and unique components, the loss of one or more suppliers of standard specialized and unique components would have a near-term impact on operations and would cause some production delays.

         The Company owns and utilizes a variety of assembly and test equipment to reduce the cost of and ensure the quality of the designed and assembled products and components. The Company employs environmental chambers and electronic instrumentation to certify that its products meet the severe industrial environments for which they are intended.

         Product Development

         The Company maintains an active product development program and continues to supplement existing research and development capabilities through its technical personnel and the continuing development of new proprietary technology. The Company's product development staff includes electrical, application, mechanical and software engineers, product managers and directly associated staff members involved in technical documentation and product support. The Company may also employ third-party contract engineering companies on an as-needed basis. The Company has assigned certain of its engineers to quality control to assure the long term quality and reliability of the Company's products. The Company conducts its software development activities in both Ann Arbor, Michigan and Foxboro, Massachusetts, and it conducts its hardware development and quality control and testing activities testing in Ann Arbor, Michigan.

         The Company emphasizes product development and quality and the employment of highly skilled and motivated individuals in the product development and quality assurance areas. Management believes that its product development staff is an important factor in the Company's ability to compete in the markets in which its products are sold. During 2002 and 2001, the Company expended approximately $1.4 million and $1.6 million, respectively, for direct hardware and software product development and product design quality, including those costs capitalized in 2001 under Statement of Financial Accounting Standards No. 86. The Company sponsored all of such costs. These amounts represent approximately 9.5% and 9.1% of consolidated revenues in 2002 and 2001, respectively.


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

         Employees

         The Company employed 124 full time employees as of December 31, 2002, including 105 in Michigan, 4 in Foxboro, Massachusetts, 8 in Huntsville, Alabama and 7 in the United Kingdom. None of the Company's employees are represented by a collective bargaining unit, and the Company believes its employee relations are good.

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



Item 2.  Description of Properties.

         The Company's headquarters and principal assembly facility is in Ann Arbor, Michigan in a two-story building containing a total of approximately 51,000 square feet of space. Of this space, approximately 6,400 square feet remain unfinished and available for future office or assembly expansion. This facility, located on approximately five acres of land, has been designed such that further expansion of up to 20,000 square feet may be accommodated. The Ann Arbor facility was designed and built to the Company's specifications and is owned by the Company. A mortgage on the property comprises a portion of the security for the Company's bank line of credit and term loans from Chelsea State Bank. All other properties are leased, as follows:

               Location            Square Feet  Lease Expiration  Building Type
               --------            -----------  ----------------  -------------
    Auburn Hills, Michigan           50,000     May 2008          Single tenant
    Foxboro, Massachusetts            1,200     April 2003         Multi-tenant
    Huntsville, Alabama               7,300     July 2005          Multi-tenant
    Saginaw, Michigan                 5,000     January 2009       Multi-tenant
    Waterlooville, United Kingdom     2,100     December 2009      Multi-tenant


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
               2002                       High                          Low
               ----                       ----                          ---
          First Quarter                  $0.42                         $0.25
          Second Quarter                  0.39                          0.19
          Third Quarter                   0.20                          0.10
          Fourth Quarter                  0.10                          0.10

               2001                       High                          Low
               ----                       ----                          ---
          First Quarter                  $0.85                         $0.52
          Second Quarter                  1.13                          0.50
          Third Quarter                   0.60                          0.24
          Fourth Quarter                  0.39                          0.18

         There are approximately 825 holders of record of the Company's Common Stock as of March 28, 2003.

         The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Certain Company bank financing covenants prohibit the payment of dividends. See the Long-Term Debt footnote of the Notes to Consolidated Financial Statements.

         The Company did not issue any shares of its Common Stock during the year ended December 31, 2002.

         At various dates between January 2, 2002 and December 27, 2002, the Company sold subordinated convertible notes and warrants in order to fund losses from operations and to pay obligations as they became due. No other sources of funds were available to the Company. The subordinated notes and warrants were sold to three members of the Board of Directors or their affiliates. The terms of the subordinated convertible notes allows the holders thereof, in the event of an equity offering, to convert any or all of the outstanding principal of the notes and accrued interest thereon into the securities offered in such financing at the offering price per share of such financing. The underlying modified agreement further provides that the principal and accrued interest payable under the notes may be converted in whole or part into shares of Series A Preferred Shares beginning on September 1, 2002 at $0.10 per share. Provisions of the Series A Preferred Shares include: a) participation in dividends, if any, with the Common Stock shareholders; b) a liquidation preference up to the initial purchase price of the Series A Preferred Shares; c) the Series A Preferred Shares may be converted into Common Stock on a one-to-one basis; d) full voting powers; e) the holders of Series A Preferred Shares shall have the right to elect one person to the Board of Directors; f) the consent of a majority in interest of the Series A Preferred will be required to (i) purchase or redeem any Common or Preferred Stock, (ii) authorize or issue any senior or parity securities, (iii) declare or pay dividends on or make any distribution on account of the Common Stock, (iv) merge, consolidate or sell or assign all or substantially all of the Company's assets, (v) increase or decrease authorized Preferred Stock and (vi) amend Articles or Incorporation to change the rights, preferences, privileges or limitations of any Preferred Stock; g) the conversion price for the Series A Preferred shall be subject to proportional antidilution protection for stock splits, stock dividends, etc. and in the event that the Company issues additional shares of Common Stock or Common Stock equivalents (other than shares issues to officers or employees of the Company pursuant to plans approved by the Company's board of directors) at a purchase price less than the applicable Series A Preferred conversion price, the Series A Preferred Stock conversion price shall be adjusted to that same lower purchase price; and
h) each holder of Series A Preferred Stock shall have the right to participate in any Company financing up to its pro-rata ownership.

         The notes sold included detachable warrants. The warrants, which are non-assignable, initially allowed the holders to purchase Common Stock at $0.10 per share (the "Per Share Warrant Price") in an amount of 20% of the principal of the notes and accrued interest thereon for a period of five years from the date of the advance (the "Warrants"). In connection with the October 2002 modification the securities into which the Warrants could be converted were changed to Series A Preferred Stock as described above.

Item 6.  Management's Discussion and Analysis or Plan of Operations

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

         The results of operations include the operations of Optimation beginning March 30, 2001, the date of acquisition by Nematron.

Results of Operations - Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

         Net revenues decreased to $14,867,000 in 2002 compared to $17,542,000 in 2001. This represents a decrease of $2,675,000, or 15.2%, compared to the 2001 level. Of the total revenue decrease, $1,999,000 was attributable to the demand for control design and system integration services, $779,000 was attributable to sales of computer hardware and $62,000 was attributable to sales of software. Revenues from repair services increased $165,000. All of the declines are attributable primarily to the decline in demand from customers in the industrial controls marketplace who postponed or canceled capital spending plans, while the increase in repair services arose from increase demand to repair customers' older computer and HMI units.

         Foreign revenues increased to $3,472,000 in 2002 compared to $2,037,000 in 2001 primarily because of the increase in sales made to two large customers in France and England that had resumed their capital equipment projects that were postponed in 2001. Additionally, with the introduction of contract manufacturing facilities in the Czech Republic in late 2001, the Company's computer products became more price competitive in 2002 and demand for these cost effective products increased in 2002. Domestic revenues decreased to $11,397,000 in 2002 compared to $15,505,000 in 2001 as the overall market for machine control products in the United States shrunk significantly.

         Critical accounting policies relative to revenues that involve management estimates include recognizing revenue from sales of software license agreements, software maintenance agreements, bundled products (hardware products pre-loaded with software) and bundled systems (bundled products accompanied by post-sale support activities). Revenues from these product types are deferred until all conditions in Statement of Position 97-2, Software Revenue Recognition, are met. Such conditions include persuasive evidence that an arrangement exists, the delivery of the products, the performance of all obligations so that remaining obligations are no longer significant, and determination that collection of the amount due from the customer is probable. Revenue from sales of both software license and maintenance agreements are initially deferred and recognized ratably over the licensing or maintenance periods. Revenue from sales of bundled products and systems is initially deferred, and the recognition of revenues is dependent on, among other things, estimates of revenue attributed to individual components of the total products and services to be rendered under the sales agreement. Management has determined that the most equitable method of assigning a revenue amount to each system component (product, software license or post-sales service) is in relation to the published or established list price for each such component, and recognizing a percentage of total revenue for a system when the individual component is delivered or performed. Management believes that ascribing revenue values on a basis other than established list price would be arbitrary and result in significantly different amounts of revenue recognized from sales of bundled and system sales.

         The Company has established programs, which, under specified terms and limited conditions, enable its distributors to return limited amounts of product. The effect of these programs, which is not a material amount, is estimated, and current period revenues and cost of revenues are reduced accordingly during each period presented.

         Management believes that revenues will increase in 2003 as a result of the Company's increased marketing and sales efforts, and from revenues to be generated from sales of products released late in 2002 and from new products scheduled for release in early 2003. Additionally, management expects that revenues from control design and system integration services will increase as a result of an expectation of a return to more normal levels of activity compared to the depressed level of services ordered by customers in 2002 during a recessionary economic period.

         Cost of Revenues

         Cost of revenues includes costs related to raw materials and component parts, direct assembly labor, hardware design engineering labor, control system and integration services labor, overhead, amortization of capitalized software costs, write-downs of previously capitalized software development costs, provisions for warranty costs on products sold, provisions for excess and obsolete inventory and other direct and indirect costs of these departments and activities. Cost of revenues decreased to 75.5% of revenues in 2002 compared 92.8% in 2001. In 2001, the Company recorded a $1.9 million write-down of previously capitalized software development costs to net realizable value, and this had an effect on cost of revenue of 10.8%. Without the effect of the write down, the cost of sales percentage would have been 81.9% in 2001. Comparing the 75.5% cost of sales percentage in 2002 with the 81.9% pro forma cost of sales percentage in 2001 reveals a 6.4% decrease in cost of sales percentage on a year-to-year basis, and this results from product mix, lower material costs in 2002 and fixed cost reductions implemented in 2002.

         Critical accounting policies relative to cost of revenues which involve management estimates include an estimate of the costs of repairing and servicing products sold under warranty, the amount and period of capitalized software development costs and the estimate of slow-moving, excess and obsolete inventory.

         Warranty costs are estimated based upon historical information, including units repaired under warranty as a percentage of total units sold, costs to repair such units and data concerning sales and repairs by year of sale. Based upon a six-year rolling historical average of the percentage of units actually repaired under warranty, management has estimated the number of units that will be returned for warranty repair. Management has applied the most current year per-unit cost to the estimated number of units to be repaired in future periods under warranty, and has established a warranty reserve at year end. Generally, hardware products are warranted for an eighteen-month period from date of installation, except where longer periods are agreed to under specific sales agreements. Warranty expenses in 2002 and 2001 were $154,000 and $137,000, respectively, and the year-end warranty accrual at December 31, 2002 and 2001 was $255,000. The use of different factors or different periods to determine rolling average warranty unit percentages would impact the year-end reserve for warranty accrual. Since the percentage of units repaired under warranty has been decreasing over the last ten years, the use of a longer rolling average period would result in a higher year-end warranty reserve, the cost of which is a component of cost of revenues. Using a ten-year rolling average period would result in no significant increase in cost of revenues.

         The capitalization of software development costs, including developer salaries and other payroll related costs plus third party development costs, begin upon establishment of technological feasibility of the product under development. The establishment of technological feasibility, the period over which such costs are amortized and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management. This judgment includes certain external factors, including, but not limited to, estimated future gross revenues, estimated economic life of the product, and changes in software and hardware technology. The Company annually reviews the recoverability of capitalized software costs based on estimated cash flows. Software costs are written off at the time a determination has been made that the amounts are not recoverable. During 2002 and 2001, the Company capitalized software development costs of $-0- and $486,000, respectively, and amortized $312,000 and $1,069,000, respectively, of such costs. The establishment of the date of technological feasibility involves considerable judgment, and the earlier that such a date is set would result in a larger pool of costs that will be capitalized, and a later date would result in a smaller pool of such costs subject to amortization. Management has estimated the economic life of each product, and major enhancement thereto, for which costs have been capitalized, and such economic lives average six years. Shorter economic lives of software products would accelerate amortization, and longer economic lives would decrease annual amortization amounts that are a component of costs of revenues. In connection with the Company's long-term strategic planning and its 2002 budgeting processes initiated in the fourth quarter of 2001, management determined that the net realizable value of capitalized software attributed to one product was less than the carrying amount recorded for the product. This net realizable value determination included estimated revenues to be received from that product's sales over its estimated life, reduced by the related estimated direct costs to manufacture and reproduce the product, sales expenses and commissions. Consequently, in the fourth quarter of 2001, the Company wrote off to cost of revenues a total of $1.9 million of previously capitalized costs to write down the carrying cost of the intangible asset to net realizable value. The Company made similar calculations of estimated future net revenue from capitalized costs for software products in 2002, and determined that no write-downs were necessary. Following the write down of the carrying costs by $1.9 million, further capitalization was suspended because the capitalization of additional costs would increase the carrying value to an amount in excess of its net realizable value.

         The recorded historical carrying amount of inventories are reduced by provisions for the costs of estimated slow moving, excess and obsolete inventory. Management makes this determination based upon an item-by-item review of quantities on hand compared to estimated future usage for sales and service. Inventory reserves at the end of 2002 and 2001 totaled $828,000 and $801,000, respectively. The increase in reserves in 2002 compared to 2001 results from the identification of additional potentially obsolete material in 2002. The determination that future usage would differ from amounts determined by management would result in different year-end reserves and correspondingly different charges to cost of revenues for the periods presented.

         Management expects that gross profit margins will improve in 2003 compared to 2002 resulting from a positive change in product mix towards higher margin computer products, lower material costs, the continued reduction of fixed costs in 2003, and higher revenue levels over which to spread fixed costs.

         Product development expenditures - software development

         Software product development expenditures increased by $130,000 to $721,000 in 2002 compared to $591,000 in 2001. This represents an increase of 22.1% from the 2001 level and results from the Company expensing 100% of its software development expenditures in 2002 whereas in 2001 the Company capitalized $486,000 of its expenditures. Total software development expenditures, including amounts capitalized in 2001, totaled $721,000 and $1,077,000 in 2002 and 2001, respectively. The decrease in 2002, representing 33.1% of its 2001 expenditures, results from a smaller development staff and fixed cost controls implemented in 2002. Management expects that product development expenses in 2003 will approximate the 2002 level.

         As discussed above under Costs of Revenues, the Company capitalizes the costs and expenses of certain software development activities related to new product development beginning upon the establishment of technological feasibility of the developed product. All other costs and expenses, including those incurred prior to technological feasibility and after product release and those incurred in support and maintenance and minor enhancements, are expensed at the time such costs and expenses are incurred. Consequently, the determination of technological feasibility, which requires considerable judgment, is a key factor in management determination's of whether costs are expensed or capitalized. As discussed above, the Company capitalized $-0- and $486,000 in 2002 and 2001, respectively, and the 2001 costs were not recorded as expenses during 2001. Had management determined that technological feasibility had not been reached for the products under development, such costs would have been charged to operations.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased to $5,101,000 in 2002 compared to $6,071,000 in 2001. This represents a decrease of $970,000, or 16.1% from the 2001 level. This decrease results primarily from staff reductions, lower discretionary spending for marketing activities, lower sales commissions, and the absence of $159,000 of amortization of goodwill that was recorded in 2001, partially offset by$150,000 of goodwill impairment recorded in the fourth quarter of 2002 and increases in general and administrative costs arising from the effects of including Optimation's selling and administrative costs for twelve months in 2002 versus nine months in 2001. Nematron acquired Optimation on March 30, 2001, and its operations are included in consolidated operations since that date. Without the effect of the Optimation costs for a three-month period, selling, general and administrative expenses would have decreased by $1,189,000 in 2002 compared to 2001, and such amount represents a 19.6% decrease compared to the 2001 level.

         Critical accounting policies relative to selling, general and administrative expenses and which involve management estimates include, for 2001, the period over which to amortize goodwill, and for 2002 and 2001, the period over which certain intangible assets are amortized, the amount of the reserve for doubtful accounts receivable and the period over which property and equipment are amortized.

         The Company recorded $2,299,000 and $835,000 of goodwill resulting from the acquisitions of A-OK Controls in 2000 and Optimation in 2001, respectively. The Company determined that the appropriate periods over which to amortize goodwill resulting from the acquisitions of A-OK Controls and Optimation was twenty and fifteen years, respectively. Using such periods, the Company charged to operations in 2001 a total of $157,000. The use of shorter or longer periods over which to amortize goodwill would have changed the amortization expense included in selling, general and administrative expenses in 2001. Effective January 1, 2002, the Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, the Company ceased amortizing goodwill in accordance with provisions of the pronouncement. However, goodwill is subject to certain impairment tests at least annually. In connection with the Company's annual budgeting and forecasting processes, all of the goodwill recorded on the parent company's books, resulting from a 1997 acquisition, was found to be impaired. The Company recorded a goodwill impairment loss of $150,000 in 2002 to eliminate all remaining goodwill in the parent company's accounts.

         The Company has recorded other intangible assets, including the costs of acquired patents, direct expenses of registering internally developed patents, deferred loan costs and certain acquired intangible assets relating to an acquired technical workforce and distribution network from the Company's 1997 acquisition of Intec Controls. The costs of the acquired intangible assets relating to the technical workforce and distribution network and the related amortization period were established based upon a third party analysis of all assets acquired in 1997. The costs of other intangible assets are amortized to operations over periods assigned by management. Management has assigned an amortization period equal to the remaining period of the bank debt at the time such costs were incurred, five years for the acquired distribution network, six years for the acquired technical workforce and ten years for patent costs. The estimate of economic lives of each of these intangible assets was based on several factors, including estimates of the projected term of the senior debt, the costs that the Company avoided by acquiring the establishing product distributors and resellers, the costs the Company avoided by acquiring a technical workforce when it acquired an entity in 1997 and acquired employees' projected turnover, salary and benefit rates. The Company charged to operations in 2002 and 2001 a total of $194,000 and $314,000, respectively, for amortization of intangible assets. Effective January 1, 2002, when the Company adopted the provisions of FASB Statement No. 142, the Company reclassified the unamortized acquired technical workforce and distribution network to goodwill, and as indicated above, it ceased amortizing goodwill in accordance with provisions of FASB Statement No. 142. The use of different periods over which to amortize all intangible assets would result in different amounts charged to selling, general and administrative expenses in each period presented. Under the provisions of FASB Statement No. 142, goodwill is subject to certain impairment tests at least annually. In connection with the Company's annual budgeting and forecasting processes, all of the goodwill recorded on the parent company's books, resulting from a 1997 acquisition, was found to be impaired. The Company recorded a goodwill impairment loss of $150,000 in 2002 to eliminate all remaining goodwill in the parent company's accounts, and such amount is included in selling, general and administrative expenses.

         The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of uncollectible accounts. The Company recorded insignificant amounts of bad debts during 2002 and 2001, and its reserves for bad debts as of the end of 2002 and 2001were $75,000 and $70,000, respectively. The use of different estimates for future uncollectible accounts would result in different charges to selling, general and administrative expenses in each period presented.

         The Company depreciates its property and equipment over estimated useful lives established by management. Management has determined that useful lives of three to ten years for equipment and furniture and thirty-three years for its building are appropriate assignable lives. The use of shorter or longer lives would result in different depreciation amounts charged to operations during the periods presented. The Company has also elected to depreciate it property and equipment over the assigned lives using the straight-line depreciation period. Total depreciation expense charged to operations in 2002 and 2001 was $410,000 and $524,000, respectively, with the decrease in 2002 attributable to the effect of fully depreciated assets and the decreasing amount of capital additions in recent years. The use of accelerated methods of depreciation would result in higher depreciation charges in each period presented.

         Management expects that selling, general and administrative expenses will increase moderately in 2003 compared to 2002 because of increases in marketing and sales efforts and increased sales commissions from higher revenue levels, offset by planned decreases in discretionary expenditures.

         Interest Expense

         Interest expense decreased to $928,000 in 2002 compared to $1,588,000 in 2001. Included in interest expense for 2002 and 2001 is $192,000 and $884,000, respectively, of non-cash interest expense related to the beneficial conversion feature of warrants and convertible notes sold during the periods presented. Without the effect of the non-cash interest charge for the beneficial conversion features, interest would have been $736,000 and $704,000 in 2002 and 2001, respectively. The $32,000 increase in interest expense represents 4.6% increase in 2002 compared to 2001, and this results from the effect of higher average bank borrowing levels in 2002 compared to 2001. Management expects that interest expense will increase in 2003 because of continuing needs to draw on all available bank lines of credit, offset in part by scheduled pay downs of debt in 2003 will cause average borrowing levels to decrease in 2003.

         Sundry Expense, Net of Sundry Income

         Sundry expense totaled $9,000 in 2002 compared to $77,000 in 2001. There were no significant items of other revenue or expense in either period.

Liquidity and Capital Resources

         Primary sources of liquidity are cash generated from operations, the Company's three lines of credit totaling $2.7 million (as of March 28, 2003) and from advances available under a convertible subordinated debt arrangement with an affiliate of a member of the Board of Directors. The Company's operations used $586,000 of cash during 2002, primarily as a result of the effect of the $3,113,000 loss from operations offset by a $1,248,000 decrease in working capital deficit and the $1,279,000 of noncash depreciation, amortization, impairment, loss on property disposals and interest charges to operations. During 2002, the Company used $92,000 of cash for additions to fixed assets and $3,865,000 of cash for debt repayments. Primary sources of cash in 2002 were $1,679,000 from the proceeds of sales of subordinated promissory notes and warrants and $2,700,000 from a mortgage note from a bank.

         The Company has a Loan and Security Agreement (the "LBCI Agreement") with LaSalle Business Credit, Inc. ("LBCI"). The LBCI Agreement provides for a $2,500,000 revolving line of credit with interest at the prime rate plus 4.5% (9.25% effective rate). The LBCI line of credit borrowings are limited by a borrowing formula that allows for advances up to 85% of eligible accounts receivable. As of December 31, 2002, the Company had borrowed $1,127,000 of its revolving credit facility, and based upon the borrowing formula underlying the LBCI credit line, an additional $142,000 may be borrowed under the LBCI credit line as of December 31, 2002.

         Borrowings under the Credit Agreement are secured by substantially all of the Company's assets and a second mortgage on the Company's Ann Arbor facilities and are guaranteed by its domestic subsidiaries and their assets. LBCI has notified the Company that it should seek other sources of financing, and that it will continue to lend to the Company under the terms of the LBCI Agreement until an alternative lender is identified. The LBCI Agreement includes various affirmative and negative covenants limiting the Company's ability to take certain actions, including the payment of cash dividends, requiring the Company to maintain specified levels of tangible net worth, debt service coverage and interest coverage, and limiting capital expenditures and software development expenditures to specified levels.

         The Company is not in compliance with the tangible net worth, debt service and interest coverage financial covenants contained in the LBCI Agreement. The lender has issued a forbearance letter to the Company concerning these covenant violations. However, in such letter, the lender has specifically reserved its right to take any action permitted under the LBCI Agreement and related agreements in the future without any notice to the Company. The lender and management are discussing management plans to cure the defaults, including, without limitation, a capital infusion by accredited investors. This capital infusion, if successful, may cure the tangible net worth covenant, but it will not cure the operating covenants that were not met for the last two years. Management is hopeful, however, that a capital infusion, if successful, will cause the lender to continue its forbearance.

         The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement with an Alabama-based bank (the "Optimation Loan Agreement"). The Optimation Loan Agreement has been renewed on a 90-day revolving basis since the Company acquired Optimation in March 2001. The Optimation Loan Agreement, amended through October 4, 2002, provides for a total line of credit of $335,000 that reduces in amount with all principal repayments made (the "Optimation credit facility"). The amount available under the Optimation credit facility is limited by a borrowing formula that allows for advances up to a maximum of the sum of a specified percentage of eligible accounts receivable and a specified amount of inventory. Amounts borrowed under the Optimation line of credit facility total $270,000 at December 31, 2002, and such borrowings bear interest at the prime rate plus .50% (5.25% effective rate at December 31, 2002), but not less than 5.0% per annum. The Optimation Loan Agreement provided for the credit facility through January 3, 2003, and it was renewed on that date for an additional 90-day period in the initial amount of $270,000 on substantially the same terms and conditions as the current facility. The Optimation Loan Agreement requires monthly repayments of $15,000 during its 90-day period, and further, prohibits the transfer of funds from Optimation to the parent company except for customary inter-company cost reimbursements. The Optimation line of credit is collateralized by substantially all assets of

Optimation, a guaranty by Nematron and a partial guaranty by Optimation's president. The Company expects that the Optimation Loan Agreement will be renewed on successive 90-day periods until the balance of the line is reduced to zero.

         Over the last two years, the Company has been attempting to raise additional financing with accredited investors in the range of $2,000,000 to $3,000,000 in the form of preferred or common stock or subordinated debt with detachable warrants. Based upon the Company's current projections, the Company will require financing in excess of estimated available bank financing in the range of $300,000 to $500,000 in 2003. Included in the Company's projection is management's assumption that the credit line borrowings from LBCI will be available with either LBCI or another lender on substantially the same terms as the current arrangement.

         Management can offer no assurance that the private placement of equity or subordinated notes will be successful, nor if the private placement of subordinated notes or preferred stock occurs, that the equity or debt and raised will be sufficient to persuade LBCI to continue its forbearance on demanding repayment of LBCI debt because of the continuing covenant violations. If the private placement is not successful or if necessary funds cannot be obtained, the Company will not have sufficient liquidity to satisfy its liabilities and obligations as they become due and it may be forced to cease or curtail its operations or to sell product lines, subsidiaries or the entire entity to a third party.

Uncertainties Relating to Forward Looking Statements

         "Item 6. Management's Discussion and Analysis or Plan of Operation" and other parts of this Form 10-KSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. . While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

- Uncertainties discussed elsewhere in "Management's Discussion and Analysis or Plan of Operations" and in "Description of Business" above;

- The potential inability to raise additional equity or debt financing in a sufficient amount to sustain operations and allow management to execute its strategies;

- The potential inability to convince the lead bank, LBCI, to continue its forbearance exercising its remedies available to it resulting from loan covenant violations;

- A further decline of economic conditions in general and conditions in the automotive manufacturing industry in particular;

-     Delays in introduction of planned hardware and software product offerings;

-     Reductions in product life cycles;

- Changes in customer requirements or reductions in demand for the Company's products and services;

- The inability of the Company to successfully implement its strategy to participate effectively in the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions or to effectively changes its corporate strategy to capitalize on market changes;

- Competitive factors (including the introduction or enhancement of competitive products);

- Product pricing decreases and component price increases that may result in materially reduced gross profit margins for the Company's products;

- Latent defects in the code underlying its software products or latent technological deficiencies in existing and new hardware products;

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

           The information required by this item is incorporated by reference to the Company's 2003 Proxy Statement under the captions "Election of Directors" (excluding the Report of the Audit Committee) and "Section 16(a) Beneficial Ownership Reporting Compliance."



Item 10.   Executive Compensation

         The information required by this item is incorporated by reference to the Company's 2003 Proxy Statement under the caption "Executive Compensation."



Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to the Company's 2003 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."



Item 12.  Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to the Company's 2003 Proxy Statement under the caption "Certain Relationships and Related Transactions."



Item 13.  Exhibits and Reports on Form 8-K.

(a) The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section, which follows the financial section of this report) and are incorporated herein by reference.

(b) The Company did not file any current reports on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2002.



Item 14.  Controls and Procedures.

         Disclosure Controls and Procedures

         The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the report it files with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

         Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

         Internal Controls

         The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

         Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEMATRON CORPORATION

By: /s/ Matthew S. Galvez                            Dated:  March 28, 2003
    ------------------------------------                     --------------
    Matthew S. Galvez, President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                 Title                               Date

  /s/ Matthew S. Galvez     President, CEO and a Director         March 28, 2003
---------------------------                                       --------------
Matthew S. Galvez           (Principal Executive and Financial Officer)

  /s/ David P. Gienapp      Vice President - Finance and          March 28, 2003
---------------------------  Administration                       --------------
David P. Gienapp            (Principal Accounting Officer) and Secretary

  /s/ Hugo E. Braun          Director                             March 28, 2003
---------------------------                                       --------------
Hugo E. Braun

  /s/ Ronald C. Causley      Director                             March 28, 2003
---------------------------                                       --------------
Ronald C. Causley

  /s/ Joseph J. Fitzsimmons  Chairman of the Board and a Director March 28, 2003
---------------------------                                       --------------
Joseph J. Fitzsimmons

  /s/ Stephen E. Globus      Director                             March 28, 2003
---------------------------                                       --------------
Stephen E. Globus

  /s/ Steven J. Quamme       Director                             March 28, 2003
---------------------------                                       --------------
Steven J. Quamme

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002




I, Matthew S. Galvez, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Nematron
         Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003
--------------------

/s/ Matthew S. Galvez
---------------------
Matthew S. Galvez
Chief Executive Officer


See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report as an Exhibit.

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002




I, David P. Gienapp, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Nematron
         Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003
--------------------


/s/ David P. Gienapp
--------------------

David P. Gienapp
Chief Financial Officer


See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report as an Exhibit.

                      NEMATRON CORPORATION AND SUBSIDIARIES

                                Index to Exhibits
Exhibit
Number                        Description of Exhibit
------                        ----------------------
2.01 Stock Purchase  Agreement dated as of June 30, 2000 by and among the Ronald
     C. Causley, Trustee of the Ronald C. Causley Revocable Trust dated March 14, 1990, as amended, Ronald C. Causley, individually, and Nematron Corporation, together with Exhibits: a) Registration Rights Agreement by and between Ronald C. Causley, Trustee of Ronald C. Causley Revocable Trust dated March 14, 1990, as amended and Nematron Corporation; b) Employment Agreement between Ronald C. Causley and A-OK Controls Engineering, Inc. and
     c) Agreement not to Compete between Ronald C. Causley, A-OK Controls Engineering, Inc. and Nematron Corporation, filed as Exhibit 2.01 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 2000 and incorporated herein by reference.
2.02 Stock Purchase Agreement dated as of March 30, 2001 by and among Nematron Corporation, Optimation, Inc., Dennis A. Sierk, Sheila D. Sierk, Charles Garrett and Kerry Garrett, filed as Exhibit 2.01 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.
3.01 Amended and  Restated  Articles  of  Incorporation,  as  amended,  filed as
     Exhibit 3.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.
3.02 Amended and Restated Bylaws, as amended, filed as Exhibit 3.02 to the Registrant's Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.
4.01 Loan and Security Agreement dated as of November 12, 1999 by and among LaSalle Business Credit, Inc. and the Registrant for a $10.9 million credit facility, filed as Exhibit 4.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.
4.02 Amended and Restated Loan and Security Agreement dated as of June 30, 2000 by and among LaSalle Business Credit, Inc. and the Registrant for a $8.3 million credit facility, filed as Exhibit 4.1 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 2000 and incorporated herein by reference.
4.03 Loan and Security Agreement dated as of June 30, 2000 by and among LaSalle Business Credit, Inc. and the A-OK Controls Engineering, Inc. for a $3.0 million credit facility, filed as Exhibit 4.2 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 2000 and incorporated herein by reference
4.04 First Amendment to Amended and Restated Loan and Security Agreement dated as of March 1, 2001, by and between Nematron Corporation and LaSalle Business Credit, Inc., as Lender, filed as Exhibit 4.1 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.
4.05 First Amendment to Loan and Security Agreement dated as of March 1, 2001, by and between Nematron Corporation and A-OK Controls Engineering, Inc. and LaSalle Business Credit, Inc., as Lender, filed as Exhibit 4.2 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.
4.06 Second Amendment and Waiver to Amended and Restated Loan and Security Agreement dated as of April 12, 2001, by and between Nematron Corporation and LaSalle Business Credit, Inc., as Lender, filed as Exhibit 4.3 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.
4.07 Second Amendment and Waiver to Loan and Security Agreement dated as of April 12, 2001, by and between Nematron Corporation and A-OK Controls Engineering, Inc. and LaSalle Business Credit, Inc., as Lender, filed as
     Exhibit 4.4 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.
4.08 Third Amendment to Amended and Restated Loan and Security Agreement between LaSalle Business Credit, Inc. and the Registrant dated October 17, 2002, filed as Exhibit 4.3 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2002 and incorporated herein by reference.
4.09 Third Amendment to Amended and Restated Loan and Security Agreement between LaSalle Business Credit, Inc. and A-OK Controls Engineering, Inc. dated October 17, 2002, filed as Exhibit 4.4 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2002 and incorporated herein by reference.

Exhibit
Number                       Description of Exhibit
------                       ----------------------
4.10 Security Agreement dated as of April 12, 2001, by Optimation, Inc. in favor of LaSalle Business Credit, Inc., filed as Exhibit 4.5 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.
4.11 Form of Convertible Subordinated Promissory Note dated between March 21 and April 6, 2001, by and between Nematron Corporation and Noteholders, and schedule of Noteholders and amounts, filed as Exhibit 4.6 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.
4.12 Form of Warrant Agreement dated between March 21 and April 6, 2001, by and between Convertible Subordinated Noteholders and Nematron Corporation, and schedule of amounts of Warrants by Warrant holder, filed as Exhibit 4.7 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.
4.13 Subordinated Promissory Note dated October 1, 2001, by and between North Coast Technology Investors LP and Nematron Corporation, filed as Exhibit
     4.14 to the Registrant's Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.
4.14 Form of Subordinated Promissory Note dated between March 6 and March 28, 2002, by and between Nematron Corporation and Noteholders, and schedule of Noteholders and amounts, filed as Exhibit 4.1 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2002 and incorporated herein by reference.
4.15 Form of Warrant Agreement dated between March 6 and March 28, 2002, by and between Convertible Subordinated Noteholders and Nematron Corporation, and schedule of amounts of Warrants by Warrant holder, filed as Exhibit 4.2 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2002 and incorporated herein by reference.
4.16 Amended Subordinated Promissory Note between North Coast Technology Investors, L.P. and the Registrant dated October 28, 2002, filed as Exhibit
     4.5 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2002 and incorporated herein by reference.
4.17 Variable Rate Term Note in the amount of $2,700,000 between Chelsea State Bank and the Registrant dated September 30, 2002, filed as Exhibit 4.0 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2002 and incorporated herein by reference.
4.18 Revolving Credit and Security Agreement dated July 9, 1999, by and between Optimation, Inc. and Compass Bank, filed as Exhibit 4.8 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.
4.19 Modification Agreement and Amendment to Loan Documents dated July 19, 2000, by and between Optimation, Inc. and Compass Bank, filed as Exhibit 4.9 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.
4.20 Modification Agreement and Amendment to Loan Documents dated July 9, 2001, by and between Optimation, Inc. and Compass Bank, filed as Exhibit 4.0 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 2001 and incorporated herein by reference.
4.21 Modification Agreement and Amendment to Loan Documents dated February 25, 2002, by and between Optimation, Inc. and Compass Bank, filed as Exhibit
     4.19 to the Registrant's Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.
4.22 Modification Agreement and Amendment to Loan Documents dated July 9, 2002, by and between Optimation, Inc. and Compass Bank, filed as Exhibit 4.0 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 2002 and incorporated herein by reference.
4.23 Modification Agreement and Amendment to Loan Documents dated October 4, 2002, by and between Optimation, Inc. and Compass Bank, filed as Exhibit
     4.2 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2002 and incorporated herein by reference.
10.01* Nematron  Corporation  1993 Stock  Option  Plan,  as amended and restated
     March 1997, filed as Exhibit 10.1 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference.
10.02* Nematron Corporation 1993 Directors Option Plan, as amended and restated, filed as Exhibit 10.2 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1997 and incorporated herein by reference.
10.03* Nematron  401(k) Plan,  filed as Exhibit 10.04 to the  Registrant's  Form
     10-KSB for the year ended September 30, 1995 and incorporated herein by reference.

Exhibit
Number                       Description of Exhibit
------                       ----------------------
10.04* Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.
10.05* Employment  Agreement  entered into  effective  October 1, 1998 and dated
     July 26, 1999 by and between Matthew S. Galvez and the Registrant, filed as
     Exhibit 10.01 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1999 and incorporated herein by reference.
10.06*  Employment  Agreement  entered into  effective  March 30, 2001 and dated
     March 30, 2001 by and between Dennis A. Sierk and the Registrant,  filed as
     Exhibit 10.01 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.
10.07*  Nonqualified  Stock  Option  Agreement  dated  October 13, 1998  between
     Matthew S. Galvez and the Registrant, filed as Exhibit 10.02 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1999 and incorporated herein by reference.
10.08*  Nonqualified  Stock  Option  Agreement  dated  December 3, 1998  between
     Matthew S. Galvez and the Registrant, filed as Exhibit 10.02 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1999 and incorporated herein by reference.
10.09*  Nonqualified  Stock  Option  Agreement  dated  December 13, 1999 between
     Matthew S. Galvez and the Registrant, filed as Exhibit 10.08 to the Registrant's Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.
10.10Registration Rights Agreement by and between Ronald C. Causley,  Trustee of
     Ronald C. Causley Revocable Trust dated March 14, 1990, as amended and Nematron Corporation, filed as Exhibit 4.1 to the Registrant's Form 8-K filed July 14, 2000 and incorporated herein by reference.
21.01 Subsidiaries of Nematron Corporation.
23.01 Consent of Grant Thornton LLP.
99.01Certification  of CEO  and CFO  Pursuant  to 18  U.S.C.  Section  1350,  as
     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                        Consolidated Financial Statements
                                  and Report of
                    Independent Certified Public Accountants

                      Nematron Corporation and Subsidiaries

                           December 31, 2001 and 2002

                      NEMATRON CORPORATION AND SUBSIDIARIES

                                Table of Contents



                                                                    Page

Report of Independent Certified Public Accountants                   F-2

Consolidated Balance Sheet as of December 31, 2002                   F-3

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2002                                           F-4

Consolidated Statement of Stockholders' Equity (Deficit)
for the years ended December 31, 2001 and 2002                       F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2002                                       F-6 to F-7

Notes to Consolidated Financial Statements                       F-8 to F-30

               Report of Independent Certified Public Accountants



The Board of Directors
Nematron Corporation:

We have audited the accompanying consolidated balance sheet of Nematron Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nematron Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement No. 142, "Goodwill and Intangible Assets", on January 1, 2002.


/s/ Grant Thornton LLP
----------------------

March 21, 2003
Southfield, Michigan

                      Nematron Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2002

                             Assets (Notes 6 and 8)
Current assets:
  Cash                                                              $103,802
  Accounts receivable, net of allowance for
    doubtful accounts of $75,000                                   2,342,400
  Inventories (Note 5)                                             1,653,844
  Prepaid expenses and other current assets                          172,550
                                                                 -----------
          Total current assets                                     4,272,596
Property and equipment:
  Land                                                               117,000
  Building and improvements                                        2,292,685
  Equipment                                                        7,004,181
                                                                 -----------
                                                                   9,413,866
  Less accumulated depreciation                                   (7,563,474)
                                                                 -----------
          Net property and equipment                               1,850,392
Software and related development costs, net of
  accumulated amortization of $6,087,328 (Note 3)                    574,407
Goodwill and other intangible assets, net of
  accumulated amortization of $2,547,233 (Note 3)                  2,922,122
Other intangible assets, net of
  accumulated amortization of $858,328 (Note 3)                      404,159
                                                                 -----------
          Total assets                                           $10,023,676
                                                                 ===========

                      Liabilities and Stockholders' Deficit

Current liabilities:
  Notes payable to banks under lines of credit
    agreements (Note 6)                                          $1,397,317
  Accounts payable                                                1,582,958
  Deferred revenue and other accrued liabilities                  1,748,594
  Subordinated debt (Note 7)                                      3,179,000
  Current maturities of long-term debt (Note 8)                     169,255
                                                                -----------
         Total current liabilities                                8,077,124
Long-term debt (Note 8)                                           2,522,740
                                                                -----------
         Total liabilities                                       10,599,864
Commitments and contingencies (Note 13)                                 -
Stockholders' deficit (Notes 4, 7, 11 and 12):
  Common stock, no par value; 30,000,000 shares authorized;
    15,744,472 shares outstanding                                33,246,346
  Accumulated comprehensive income                                   25,645
  Accumulated deficit                                           (33,848,179)
                                                                -----------
         Total stockholders' deficit                               (576,188)
                                                                -----------
         Total liabilities and stockholders' deficit            $10,023,676
                                                                ===========

See accompanying notes to consolidated financial statements.

                      Nematron Corporation and Subsidiaries
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2001 and 2002

                                                     Year Ended December 31,
                                                     -----------------------
                                                      2001              2002
                                                      ----              ----

Net revenues (Notes 14 and 15)                     $17,541,766      $14,867,215

Cost of revenues, including $1,900,000 write-off
  of capitalized software development costs in
  2001 (Note 3)                                     16,273,116       11,220,688
                                                   -----------      -----------
         Gross profit                                1,268,650        3,646,527

Operating expenses:
  Product development costs - software                 590,769          721,323
  Selling, general and administrative expenses       6,071,447        5,101,003
                                                   -----------      -----------
         Total operating expenses                    6,662,216        5,822,326
                                                   -----------      -----------
         Operating loss                             (5,393,566)      (2,175,799)

Other expense:
  Interest expense (Notes 6, 7 and 8)               (1,587,615)        (928,046)
  Sundry expense, net of sundry income                 (76,641)          (9,101)
                                                   -----------      -----------

         Total other expense                        (1,664,256)        (937,147)
                                                   -----------      -----------
         Loss before income taxes                   (7,057,822)      (3,112,946)
Income taxes (Note 9)                                      -                -
                                                   -----------      -----------
         Net loss                                  $(7,057,822)     $(3,112,946)
                                                   ===========      ===========

Loss per share - basic and diluted (Note 10)       $     (0.46)     $     (0.20)
                                                   ============     ===========






See accompanying notes to consolidated financial statements.

                      Nematron Corporation and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 2001 and 2002


                                                                        Accumulated
                                                  Common Stock         Comprehensive
                                                  ------------             Income      Accumulated
                                               Shares        Amount      Adjustment       Deficit         Total
                                               ------        ------      ----------       -------         -----
Balance, January 1, 2001                     13,969,463    $30,892,089    $(1,606)     $(23,677,411)    $7,213,072
Shares issued in exchange for equity
     of Optimation, Inc. (Note 4)             1,483,680      1,000,000                                   1,000,000
Private placement of common stock
     (Note 7)                                   291,329        278,000                                     278,000
Beneficial conversion feature of
     convertible subordinated notes and
     warrants (Note 7)                                         884,000                                     884,000
Comprehensive loss:
     Net loss for the year ended
        December 31, 2001                                                                (7,057,822)    (7,057,822)
     Foreign currency translation
         adjustment                                                        19,702                           19,702
                                                                                                        ----------
              Total comprehensive loss                                                                  (7,038,120)
                                             ----------    -----------    -------      ------------     ----------
Balance, December 31, 2001                   15,744,472     33,054,089     18,096       (30,735,233)     2,336,952

Beneficial conversion feature of
     convertible subordinated notes and
     warrants (Note 7)                                         192,257                                     192,257
Comprehensive loss:
     Net loss for the year ended
         December 31, 2002                                                               (3,112,946)    (3,112,946)
     Foreign currency translation
         adjustment                                                         7,549                            7,549
                                                                                                        ----------
Total comprehensive loss                                                                                (3,105,397)

                                             ----------    -----------    -------      ------------     ----------
Balance, December 31, 2002                   15,744,472    $33,246,346    $25,645      $(33,848,179)     $(576,188)
                                             ==========    ===========    =======      ============      =========








See accompanying notes to consolidated financial statements.

                      Nematron Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2002

                                                        Year Ended December 31,
                                                        -----------------------
                                                          2001           2002
                                                          ----           ----
Cash flows from operating activities:
  Net loss                                            $(7,057,822)  $(3,112,946)
  Adjustments to reconcile net loss to net cash flows
    provided by (used in) operating activities:
      Depreciation                                        523,993       410,030
      Amortization                                      1,541,989       505,666
      Impairment of goodwill (Note 3)                         -         150,000
      Write-off of capitalized software development
        costs (Note 3)                                  1,900,000           -
      Non-cash interest expense for beneficial
        conversion feature                                884,000       192,257
      Loss on disposal of property and equipment           13,467        20,558
      Changes in current assets and liabilities that
        provided (used) cash:
        Accounts receivable                             2,305,308       941,976
        Inventories                                     1,458,339       262,391
        Prepaid expenses and other current assets         129,637        17,469
        Accounts payable                                 (286,567)      130,302
        Deferred revenue and other accrued liabilities   (560,202)     (103,364)
                                                        ---------     ---------
         Net cash provided by (used in)
         operating activities                             852,142      (585,661)
Cash flows from investing activities:
  Additions to property and equipment                    (118,663)      (92,138)
  Proceeds from disposals of property and equipment           450         1,253
  Additions to capitalized software development costs    (486,482)          -
  Acquisition of Optimation, Inc., net of cash
    acquired (Note 4)                                    (278,877)          -
                                                        ---------     ---------
         Net cash used in investing activities           (883,572)      (90,885)
Cash flows from financing activities:
  Borrowings under long-term debt agreements                  -       2,700,000
  Proceeds from issuance of subordinated notes
    and warrants (Note 7)                               1,500,000     1,679,000
  Proceeds from issuance of common stock (Note 7)         278,000           -
  Repayments of long-term debt                         (1,050,976)   (2,999,482)
  Net repayments of borrowings under bank line
    of credit                                            (436,843)     (865,158)
  Additions to other intangible assets                    (61,439)      (33,287)
                                                        ---------     ---------
         Net cash provided by financing activities        228,742       481,073
Foreign currency translation effect on cash                19,702         7,549
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents      217,014      (187,924)
Cash at beginning of year                                  74,712       291,726
                                                        ---------     ---------
Cash at end of year                                      $291,726      $103,802
                                                        =========     =========


See accompanying notes to consolidated financial statements.

                      Nematron Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2002


                                                       Year Ended December 31,
                                                       -----------------------
                                                          2001          2002
                                                          ----          ----
Non-Cash Financing and Investing Activities:
  Fair value of assets acquired from Optimation,
    Inc., including goodwill                           $2,459,727
  Less liabilities assumed                             (1,180,850)
  Less common stock issued                             (1,000,000)
                                                       ----------
    Net cash paid for Optimation, Inc. (Note 4)        $  278,877    $     -
                                                       ==========

Equipment acquired under capital leases                $   45,213    $     -

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                               $  587,152    $ 458,825
  Cash paid for income taxes                           $      -      $     -













See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

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

(2)    Going Concern Matters
       ---------------------
       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2001 and 2002, the Company incurred losses of $7.1 million and $3.1 million, respectively, which have contributed to the Company's difficulties in generating sufficient cash flow to finance operations. Additionally, as discussed in Note 8, the Company is in violation of certain financial position and operating covenants contained in the bank credit agreement with its senior bank lender. The senior bank lender has reserved its right to take any action permitted under the bank credit agreement, including requiring the Company to repay all amounts borrowed under the line of credit with the bank totaling $1,127,317 at December 31, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Management's plans with respect to these matters include the following:

       Management plans to complete a private placement of convertible subordinated debt or preferred stock totaling not less than $3.0 million by the end of the second quarter 2003, and in connection therewith, to either a) enter into a revised lending agreement with its lead bank to continue the bank's forbearance and to adjust certain financial covenants, or b) enter into a credit agreement with another financing source. Proceeds of the debt and/or equity would be used for working capital, reducing the bank line, investments in new technology-based products or creation of strategic alliances with automation product or integration companies that will enhance Company's revenues and operating results. Management believes that the placement of convertible subordinated promissory notes or preferred stock would cure the financial position covenants that the Company currently violates. Furthermore, management intends to negotiate with its current senior bank lender a forbearance agreement that will permit the Company to postpone compliance with the operating and financial covenants with which the Company is in violation. Management believes that a modification of the loan covenants is possible, assuming that the Company is able to complete the placement of equity securities in the amount, form and timing as contemplated.

       Management also plans to improve the Company's financial performance in 2003 and eventually return to profitability. Management believes that the Company's revenues will increase in 2003 in response to an expanded distribution sales channel, by an increased emphasis on foreign-based customers, and by the introduction of new industrial automation hardware products and enhanced software products in early 2003. Management also believes that the Company will continue to control its expenses through

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       cost containment initiatives, through a more efficient sales channel and through product cost reductions.

       Management believes successful implementation of the plans set forth above will enable the Company to continue as a going concern. If the Company is not successful in executing these plans, management may be forced to curtail operations and either sell the Company, sell product lines or wind down operations.

(3)    Summary of Accounting Principles
       --------------------------------
       Principles of Consolidation
       ---------------------------
       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Nematron Limited, a United Kingdom corporation; Nematron Canada, Inc., a Canadian corporation; A-OK Controls Engineering, Inc., a Michigan corporation, and Optimation, Inc., an Alabama corporation the Company acquired on March 30, 2001. The operations of Optimation are included in these consolidated statements since March 31, 2001. See Note 4 for a description of the Optimation acquisition. All significant intercompany transactions and balances have been eliminated in consolidation.

       Accounts Receivable
       -------------------
       The majority of accounts receivable are due from companies in the machine tool and automotive industries and from other manufacturing entities that operate in factory automation, control and test and measurement environments. Credit is extended based on evaluation of a customers' financial condition and collateral is not required of the customer. Accounts receivable are due generally within 30 to 60 days of the date of billing, based upon either the Company's standard terms or terms negotiated with the customer. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for uncollectible accounts by considering a number of factors, including the length of time receivables are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and the condition of the general economy and the customer's industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company generally does not accrue interest on past due accounts receivable because of the uncertainty of collection of interest, although the Company's standard terms allow for such a charge.

       Accounts receivable consist of the following:
                                                             December 31,
                                                             ------------
                                                          2001          2002
                                                          ----          ----
         Billed trade receivables                      $2,733,420    $1,994,236
         Unbilled trade receivables                       620,956       423,164
                                                       ----------    ----------
           Total                                        3,354,376     2,417,400
         Less allowance for doubtful accounts             (70,000)      (75,000)
                                                       ----------    ----------
         Balance at end of year                        $3,284,376    $2,342,400
                                                       ==========    ==========

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       Billed trade receivables represent amounts invoiced to customers for goods delivered or services performed. Unbilled trade receivables represent amounts due from customers for work performed pursuant to the customers' time-and-material purchase orders but which were not invoiced until shortly after each month end in accordance with the terms of the customers' purchase orders.

       Changes in the Company's allowance for doubtful accounts are as follows:

                                                             December 31,
                                                             ------------
                                                           2001          2002
                                                           ----          ----
         Balance at beginning of year                     $60,000       $70,000
           Bad debt expense                                52,000        45,000
           Accounts written off                           (42,000)      (40,000)
                                                         --------      --------
         Balance at end of year                           $70,000       $75,000
                                                          =======       =======

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

       Software and Related Development Costs
       --------------------------------------
       Certain computer software development costs, primarily salaries, wages and other payroll costs, and purchased software technology have been capitalized prior to January 1, 2002. Capitalization of computer software development costs began upon establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs required considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life, and changes in software and hardware technology. The Company annually reviews the recoverability of capitalized software costs based on estimated cash flows. Software costs are written off at the time a determination has been made that the amounts are not recoverable.

       In connection with the Company's long-term strategic planning and 2002 budgeting processes initiated in the fourth quarter of 2001, management determined that the net realizable value of capitalized software attributed to one product was less than the carrying amount recorded for the product. This net realizable value determination included estimated

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       revenues to be received from that product's sales over its estimated life, reduced by the related estimated sales expenses and commissions. Consequently, in the fourth quarter of 2001, the Company charged $1,900,000 to cost of revenues to reduce the carrying cost to estimated fair value. As a result of the write down of carrying costs to estimated fair value, the Company has suspended adding to the carrying amount of capitalized software development costs as such additions would create additional net book value in excess of estimated fair value. If in the future, however, market conditions change and a higher estimated fair value results, the Company will resume capitalizing current period qualifying software development costs in conformity with its accounting policy, provided that the net book value of the software product does not exceed the then estimated fair value.

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

       A summary of capitalized software and related development costs for the years presented are as follows:
                                                             December 31,
                                                             ------------
                                                          2001          2002
                                                          ----          ----
         Balance at beginning of year                  $3,369,660      $886,286
         Additions                                        486,482           -
         Amortization                                  (1,069,856)     (311,879)
         Write down of capitalized costs to
           net realizable value                        (1,900,000)           -
                                                         --------      --------
         Balance at end of year                          $886,286      $574,407
                                                         ========      ========

       A summary of estimated amortization of software development costs until the capitalized costs are fully amortized is as follows:

              Year ending December 31,
                       2003                                            $177,000
                       2004                                             150,000
                       2005                                             150,000
                       2006                                              97,407
                                                                       --------
              Total                                                    $574,407
                                                                       ========

       Goodwill
       --------
       Goodwill was recorded in connection with the Company's acquisition of other entities during the years 1995 through 2001, and prior to January 1, 2002, the Company was amortizing goodwill over periods ranging from fifteen to twenty years. Effective with the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, that the Company adopted on January 1, 2002, the Company ceased amortizing goodwill in accordance with provisions of the pronouncement. However, goodwill is subject to certain impairment tests at least annually. In connection with the

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       Company's annual budgeting and forecasting processes, all of the goodwill recorded on the parent company's books, resulting from a 1997 acquisition, was found to be impaired. The Company recorded a goodwill impairment loss of $150,000 in 2002 to eliminate all remaining goodwill in the parent company's accounts, and such amount is included in selling, general and administrative expenses.

       A summary of activity in the goodwill account for the years presented is as follows:
                                                             December 31,
                                                             ------------
                                                          2001          2002
                                                          ----          ----
         Balance at beginning of year                  $2,395,550    $3,072,122
         Additions                                        835,130           -
         Amortization                                    (158,558)          -
         Impairment loss                                      -        (150,000)
                                                       ----------    ----------
         Balance at end of year                        $3,072,122    $2,922,122
                                                       ==========    ==========

       A reconciliation of loss reported in the consolidated statements of operations to the loss adjusted for the effect of goodwill amortization for the years presented is as follows:
                                                             December 31,
                                                             ------------
                                                          2001          2002
                                                          ----          ----
         Net loss:
            Reported net loss                         $(7,057,822)  $(3,112,946)
            Goodwill amortization                         158,558           -
                                                      -----------    ----------
            Adjusted net loss                         $(6,899,264)  $(3,112,946)
                                                      ===========    ==========
          Basic and diluted loss per share:
            Reported net loss                              $(0.46)       $(0.20)
            Goodwill amortization                            0.01            -
                                                           ------        ------
            Adjusted net loss                              $(0.45)       $(0.20)
                                                           ======        ======

       Intangible Assets
       -----------------
       Intangible assets, which consist primarily of acquired intangible assets, patent costs and deferred financing charges, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the assets range from three to ten years.

       The carrying value of intangible assets is periodically reviewed, and impairments are recognized when the expected future cash flows derived from such intangible assets are less than their carrying value.

       A summary of activity in the intangible asset account for the years presented is as follows:

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

                                                             December 31,
                                                             ------------
                                                          2001          2002
                                                          ----          ----
         Balance at beginning of year                    $816,795      $564,658
         Additions                                         61,438        33,287
         Amortization                                    (313,575)     (193,786)
                                                         --------      --------
         Balance at end of year                          $564,658      $404,159
                                                         ========      ========

       A summary of estimated amortization of intangible assets is as follows:

         Year ending December 31,
              2003                                                     $186,000
              2004                                                      135,000
              2005                                                       83,159
                                                                       --------
              Total                                                    $404,159
                                                                       ========

       Product Warranties
       ------------------
       The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company's warranty liability include the number of units sold, the length of the warranty period, historical and anticipated rates of claims, and historical and estimated costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

       The changes in the Company's product warranty liability are as follows:

                                                             December 31,
                                                             ------------
                                                          2001          2002
                                                          ----          ----
         Balance at beginning of year                    $165,000      $255,000
         Expense for new warranties issued                228,967       153,468
         Expense related to revisions of prior
            year warranties                                (2,310)          861
         Warranty claims                                 (136,657)     (154,329)
                                                         --------     ---------
         Balance at end of year                          $255,000      $255,000
                                                         ========      ========

       Stock Option Plans
       ------------------
       At December 31, 2002, the Company has four stock-based compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in operations, as all option grants under those plans had an exercise price equal to or greater than the market value of the underlying common stock

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") to stock-based compensation.

                                                             December 31,
                                                             ------------
                                                          2001          2002
                                                          ----          ----
         Net loss:
           As reported                                $(7,057,822)  $(3,112,946)
           Pro forma                                  $(7,380,859)  $(3,356,273)
         Net loss per share:
           As reported                                     $(0.46)       $(0.20)
           Pro forma                                       $(0.48)       $(0.21)

       No options were granted in 2002. The fair values of options granted during 2001 were determined using the Black-Scholes option-pricing model with the following assumptions:
         Risk-free interest rate                                          5.26%
         Dividend yield                                                   0.00%
         Expected life                                             3 to 6 years
         Expected volatility                                            102.05%

       The weighted average fair value of options granted during 2001 was $0.63.

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

       Revenue Recognition
       -------------------
       Revenue is recognized using varying methods, based upon the revenue type. A summary of revenue types and the method of recognizing revenues in the statement of operations are as follows:

               Revenue Type                  Revenue Recognition Method
               ------------                  --------------------------
         Hardware product sales       Upon delivery, when collection is probable
         Application and other        As the services are performed, when
          services, including         collection isprobable
          repairs of computers
         Extended warranty agreements Ratably over the terms of the agreement
         covering software            with the customer
         Software license agreements  Deferred until all conditions in Statement of Position 97-2, Software Revenue
                                      Recognition ("SOP 97-2") are met. Such
                                      conditions include the delivery of the
                                      product, the performance of all
                                      obligations so that remaining obligations are no longer significant, and collectibility is probable

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

               Revenue Type                 Revenue Recognition Method
               ------------                 --------------------------
         Bundled products (hardware   Deferred until all conditions in SOP 97-2
         products pre-loaded with     are met.
         software covered by license
         agreements)
         Systems sales (bundled       Deferred until all conditions in SOP 97-2
         poducts plus post sale       are met.
         support activities)

       The Company has established programs that, under specified terms and limited conditions, enable its distributors to return limited amounts of product. The effect of these programs, which is not a material amount, is estimated, and current period revenues and cost of revenues are reduced accordingly.

       Research and Development Costs
       ------------------------------
       Research and development costs are expensed when incurred. These costs include certain engineering wages, fringe benefits, and direct costs. Hardware and software engineering costs are included in the accompanying consolidated statements of operations as components of cost of revenues and product development costs, respectively. Research and development costs were $1,604,000 and $1,409,000 for the years ended December 31, 2001 and 2002, respectively.

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

       Loss Per Share
       --------------
       Loss per share is calculated using the weighted average number of common shares outstanding during the period, adjusted for the assumed conversion of dilutive stock options and warrants. Since net losses were incurred in the years ended December 31, 2001 and 2002, no conversion of dilutive stock options and warrants was assumed in the loss per share calculation, as the effect would be anti-dilutive.

       Fair Value
       ----------
       Financial instruments of the Company, consisting principally of cash, accounts receivable, accounts payable, and debt, are recorded at estimated fair value. The Company, using available market information and available valuation methodologies, has determined the estimated fair value amounts.

       Use of Estimates
       ----------------
       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates are used in the determination of the allowance for doubtful accounts, reserves for obsolete and slow moving inventory, the amount of software development costs capitalized, if any, the net realizable value of capitalized software development costs, periods over which to charge depreciation, amortization and intangible assets, future outlays for warranty costs, amounts of future returns and price allowances, and carrying amounts of deferred tax assets and liabilities.

       Recent Accounting Pronouncements
       --------------------------------
       Accounting for Costs Associated with Exit or Disposal Activities

       In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

       Accounting for Debt Extinguishments

       In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 were effective for fiscal years beginning after May 15, 2002. The Company has not experienced any instances of early extinguishment of debt, but will apply the provisions of SFAS 145 to all future debt extinguishments.

       Stock-Based Employee Compensation

       In December 2002, the FASB issued Statement 148 ("SFAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 ("SFAS 123"), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

       Accounting for Guarantees

       In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has never issued guarantees and does not anticipate FIN 45 will have a material effect on its 2003 financial statements.

       Variable Interest Entities

       In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not engaged in transactions covered by FIN 46 but will apply the provisions of FIN 46 to all future applicable transactions, if any.

       Revenue Recognition

       In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

       Consideration Received from a Vendor

       In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company does not believe that the effects of EITF 02-16 will be material.

(4)    Acquisition of Optimation, Inc.
       -------------------------------
       On March 30, 2001, the Company completed its acquisition of Optimation, Inc., a Huntsville, Alabama-based company that develops, produces and markets industrial communications and display products for industrial automation. The Company recorded this transaction using the purchase method of accounting.

       The purchase price was approximately $1,660,000, including expenses of approximately $60,000. Under the terms of the related Optimation Stock Purchase Agreement, the Company issued 1,483,680 shares of its common stock to the former Optimation shareholders in exchange for 100% of the outstanding equity of Optimation. Additionally, the Company paid the former Optimation shareholders $600,000 over the 21-month period ending December 31, 2002. In connection with the Optimation Stock Purchase Agreement, the Company also entered into three-year employment agreements and three-year agreements not to compete with Optimation's president and vice-president, both of whom were Optimation shareholders.

       The allocation of the total purchase price to assets acquired and liabilities assumed as of the March 30, 2001 acquisition date are as follows:

         Cash                                                       $   21,000
         Other current assets                                        1,605,000
         Equipment                                                      19,000
         Goodwill                                                      835,000
         Current notes payable                                        (640,000)
         Other current liabilities                                    (137,000)
         Long-term debt                                                (43,000)
                                                                    ----------
         Total purchase price                                       $1,660,000
                                                                    ==========

       The following unaudited pro forma information presents a summary of consolidated results of operations for the year ended December 31, 2001 of the Company as if the acquisition of Optimation had occurred as of the

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       beginning of 2001, with pro forma adjustments to give effect to amortization of intangible assets and utilization of the Company's net operating loss carry-forwards.
                                                                    December 31,
                                                                        2001
                                                                        ----
         Net revenues                                               $17,953,000
         Net loss                                                    (7,049,000)
         Net loss per share:
           Basic                                                         $(0.44)
           Diluted                                                       $(0.44)

(5)    Inventories
       -----------
       Inventories are summarized as follows:
                                                                    December 31,
                                                                        2002
                                                                        ----
         Purchased parts and accessories                             $1,085,811
         Work in process                                                247,730
         Finished goods and service stock                               320,303
                                                                     ----------
         Total inventories                                           $1,653,844
                                                                     ==========

(6)    Notes Payable to Banks Under Line of Credit Facilities
       ------------------------------------------------------
       The Company and its subsidiary, A-OK Controls, are parties to two loan and security agreements (the "Agreements") with a Wisconsin-based bank. The Agreements, as amended through October 2002, provide for a total of $2.5 million in two lines of credit. The Agreements provide for credit facilities through November 2003, and may be extended for an additional one-year period at the option of the Company, unless the lender gives prior notice of termination. See Note 8 for additional information concerning the term loans and the Agreements.

       The amount available under the line of credit is limited by a borrowing formula that allows for advances up to a maximum of a specified percentage of eligible accounts receivable, less the amount, if any, of outstanding letters of credit issued by the Company. Based upon such borrowing formula, approximately $142,000 of the available line is eligible for advance at December 31, 2002. Amounts borrowed under the line of credit facility total $1,127,317 at December 31, 2002, and such borrowings bear interest at the prime rate plus 4.50% (9.25 % effective rate at December 31, 2002). The line of credit is collateralized by substantially all assets of the Company and a second position on the mortgage on the Company's Ann Arbor facility.

       The Agreements contain several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the Agreement also prohibit the payment of dividends, limit the amount of annual capital expenditures and include other restrictive covenants. Although the Company is not in compliance with the tangible net worth, interest coverage and debt service coverage covenants as of December 31, 2002, the bank issued a forbearance letter

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       to the Company in October 2002 concerning these covenant violations. In such letter, the bank has specifically reserved its right to take any action permitted under the Agreements in the future without any notice to the Company. The bank and management are in discussion to revise the Agreements and management is pursuing other solutions to the violations, including the private placement of additional capital.

       The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement with an Alabama-based bank (the "Optimation Loan Agreement"). The Optimation Loan Agreement has been renewed on a 90-day revolving basis since the Company acquired Optimation in March 2001. The Optimation Loan Agreement, amended through October 4, 2002, provides for a total line of credit of $335,000 that reduces in amount with all principal repayments made (the "Optimation credit facility"). The amount available under the Optimation credit facility is limited by a borrowing formula that allows for advances up to a maximum of the sum of a specified percentage of eligible accounts receivable and a specified amount of inventory. Amounts borrowed under the Optimation line of credit facility total $270,000 at December 31, 2002, and such borrowings bear interest at the prime rate plus .50% (5.25% effective rate at December 31, 2002), but not less than 5.0% per annum. The Optimation Loan Agreement provides for the credit facility through January 3, 2003, and it was renewed on that date for an additional 90-day period in the initial amount of $270,000 on substantially the same terms and conditions as the current facility. The Optimation Loan Agreement requires monthly repayments of $15,000 during its 90-day period, and further, prohibits the transfer of funds from Optimation to the parent company except for customary inter-company cost reimbursements. The Optimation line of credit is collateralized by substantially all assets of Optimation, a guaranty by Nematron and a partial guaranty by Optimation's president. The Company expects that the Optimation Loan Agreement will be renewed on successive 90-day periods until the balance of the line is reduced to zero.

(7)    Common and Preferred Stock and Subordinated Debt
       ------------------------------------------------
       Common Stock Issuances
       ----------------------
       In May 2001, the Company issued 41,329 shares of Common Stock in return for investment banking services valued at $28,000. In June 2001, the Company sold 250,000 shares of Common Stock at $1.00 per share pursuant to a private placement.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       Subordinated Debt
       -----------------
       Subordinated debt consists of the following:
                                                                    December 31,
                                                                        2002
                                                                        ----
       Convertible subordinated promissory notes, interest
       at 10% per annum, due August 31, 2001. Accrued interest
       and the princi-pal of the note may be converted into
       common stock at the lower of $0.09 per share or the
       lowest price of the underlying common stock during the
       period the notes are outstanding                              $1,200,000

       Convertible subordinated promissory notes, interest at
       8% per annum, due October 15, 2002. The notes may be
       converted into preferred stock during the period the
       notes are outstanding, and the terms of the preferred
       stock, if issued, would allow the holders to convert the
       preferred stock into common stock on a one-for-one basis.        200,000

       Convertible subordinated promissory notes, interest at
       14% per annum, due on demand. The notes may be converted
       into preferred stock during the period the notes are
       outstanding, and the terms of the preferred stock, if
       issued, would allow the holders to convert the preferred
       stock into common stock on a one-for-one basis.                1,779,000
                                                                      ---------
       Total                                                         $3,179,000
                                                                     ==========
       The 10% Convertible Subordinated Promissory Notes
       -------------------------------------------------
       The 10% convertible subordinated notes due August 31, 2001 (the "10% Notes") included detachable warrants. The warrants, which are non-assignable, initially allowed the holders to purchase Common Stock at $0.30 per share (the "Per Share Warrant Price") at any time until March 31, 2006 (the "Warrants"). If at any time prior to the exercise of the Warrants the daily closing price of the Common Stock, as traded on the American Stock Exchange, falls below the Per Share Warrant Price for five consecutive days, the Per Share Warrant Price will be adjusted downward to the lowest price during such five trading day period. As the lowest price per share has been $0.09, the Per Share Warrant Price has been adjusted to that amount. Because the Per Share Warrant Price was less than the closing price of the Common Stock, as traded on the American Stock Exchange, on the dates the notes were sold during March 2001, the Warrants were ascribed a value of $342,000 and such amount was credited to shareholders equity, and the 10% Notes were ascribed a value of $858,000. The $342,000 was charged to interest over the term of the 10% Notes, resulting in a total non-cash charge to interest expense of $342,000 in 2001.

       The beneficial conversion feature attributable to the difference between the ascribed value of the 10% Notes and the underlying number of common shares into which the 10% Notes could have been converted also amounted to $342,000 and has been charged to interest expense and credited to shareholders' equity. The terms of the 10% Notes contemplated the conclusion of a stock offering prior to August 31, 2001 in which the 10%

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       Note holders could participate, and absent the completion of a stock offering, the conversion rate would be set at $0.30 per share. The offering did not occur, and as a result, the aggregate difference between the conversion price and the stock price at that date, amounting to $200,000, was charged to interest expense and credited to shareholders' equity over the March to August 2001 term of the 10% Notes.

       The 14% Subordinated Promissory Notes
       -------------------------------------
       The 14% subordinated promissory notes due on demand (the "14% Notes") were issued pursuant to an agreement initially dated in October 2001 and modified in March and October 2002. The modified agreement allows the Company to draw up to $2 million upon request and upon approval by the 14% Note holder upon its sole discretion. In the event of any equity financing by the Company, the 14% Note holder may convert any or all of the outstanding principal of the 14% Note and accrued interest thereon into the securities offered in such financing at the offering price per share. The modified agreement further provides that the principal and accrued interest payable under the 14% Note may be converted in whole or part into shares of Series A Preferred Shares beginning on September 1, 2002 at $0.10 per share. Provisions of the Series A Preferred Shares include: a) participation in dividends, if any, with the Common Stock shareholders; b) a liquidation preference up to the initial purchase price of the Series A Preferred Shares; c) a conversion feature allowing conversion into Common Stock on a one-to-one basis; d) full voting powers; e) the right to elect one person to the Board of Directors; f) the consent of a majority in interest of the Series A Preferred will be required to (i) purchase or redeem any Common or Preferred Stock, (ii) authorize or issue any senior or parity securities, (iii) declare or pay dividends on or make any distribution on account of the Common Stock,
       (iv) merge, consolidate or sell or assign all or substantially all of the Company's assets, (v) increase or decrease authorized Preferred Stock and
       (vi) amend Articles or Incorporation to change the rights, preferences, privileges or limitations of any Preferred Stock; g) the conversion price for the Series A Preferred shall be subject to proportional antidilution protection for stock splits, stock dividends, etc. and in the event that the Company issues additional shares of Common Stock or Common Stock equivalents (other than shares issues to officers or employees of the Company pursuant to plans approved by the Company's board of directors) at a purchase price less than the applicable Series A Preferred conversion price, the Series A Preferred Stock conversion price shall be adjusted to that same lower purchase price; and h) each holder of Series A Preferred Stock shall have the right to participate in any Company financing up to its pro-rata ownership.

       The 14% Notes sold included detachable warrants. The warrants, which are non-assignable, initially allowed the holders to purchase Common Stock at $0.10 per share (the "Per Share Warrant Price") in an amount of 20% of the principal of the 14% Notes and accrued interest thereon for a period of five years from the date of the advance (the "Warrants"). In connection with the October 2002 modification the securities into which the Warrants could be converted were changed to Series A Preferred Stock as described above. Because the Per Share Warrant Price was less than the closing price of the Common Stock, as traded on the American Stock Exchange, on the dates that certain of the advances were made by the 14% Note holder, the Warrants were ascribed a value of $185,781 and such amount was credited to shareholders equity, and the 14% Notes were ascribed a value of $1,593,219. The $185,781 was charged to interest expense in 2002.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       The 8% Subordinated Promissory Notes
       ------------------------------------
       The 8% subordinated promissory notes due October 15, 2002 (the "8% Notes") included detachable warrants. The warrants, which are non-assignable, initially allowed the 8% Notes holders to purchase Common Stock at $0.22 per share (the "Per Share Warrant Price") at any time until March 31, 2007 (the "Warrants"). The Company did not repay the 8% Notes when due and in connection with the noteholders' forbearance, the conversion feature was modified to allow conversion into the same securities and at the same price as that set forth in the 14% Notes described above. Because the Per Share Warrant Price was less than the closing price of the Common Stock, as traded on the American Stock Exchange, on the dates the warrants were earned over their initial term, the Warrants were ascribed a value of $6,477 and the Subordinated Notes were ascribed a value of $193,523. The $6,477 was charged to interest expense and credited to shareholders' equity over the March to October 2002 term of the 8% Notes.

       A total of $750,000 of the 10% Notes and all of the 8% Notes and 14% Notes were issued to Board members or their affiliates. At December 31, 2002, a total of $366,918 of interest has been accrued for convertible subordinated promissory notes, including $287,617 related to notes due to related parties.

(8)    Long-Term Debt
       --------------
       Long-term debt consists of the following:
                                                                    December 31,
                                                                        2002
                                                                        ----
         Variable rate term loan payable to a bank, interest
         at prime plus 3.5% per annum (8.25% effective rate
         at December 31, 2002), payable in monthly installments
         of $31,000 through October 2005, at which time the
         remaining principal and interest is due. The term loan
         is collateralized by a mortgage on the Ann Arbor facility.  $2,663,056

         Other notes payable, secured by equipment                       28,939
                                                                     ----------
         Total long-term debt                                         2,691,995
         Less current maturities                                       (169,255)
                                                                     ----------
         Total long-term debt, less current maturities               $2,522,740
                                                                     ==========

       Scheduled maturities of long-term debt are as follows:

         Year ending December 31,
              2003                                                     $169,255
              2004                                                      172,903
              2005                                                    2,344,996
              2006                                                        4,841
                                                                     ----------
              Total                                                  $2,691,995
                                                                     ==========

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

(9)    Taxes on Income
       ---------------
       The following reconciles the statutory federal income tax rate to the Company's effective tax rate:
                                                         Year Ended December 31,
                                                         -----------------------
                                                             2001      2002
                                                             ----      ----
         Income tax benefit based on the
           federal statutory rate                           (34.0)%   (34.0)%
         Increase in valuation allowance                     34.0%     34.0 %
                                                             ----      ----
         Effective tax rate                                   0.0%      0.0%
                                                             ====      ====

       The domestic and foreign components of loss before taxes on income are as follows:
                                                        Year Ended December 31,
                                                        -----------------------
                                                          2001          2002
                                                          ----          ----
         Domestic loss before taxes on income         $(6,877,512)  $(2,971,866)
         Foreign loss before taxes on income             (180,310)     (141,080)
                                                      -----------   -----------
         Total loss before tax benefit                $(7,057,822)  $(3,112,946)
                                                      ===========    ==========

       Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax purposes. Temporary differences and net operating loss carryforwards, which give rise to the net deferred tax position, as of December 31, 2002, are as follows:

         Deferred tax assets:
           Accounts receivable allowance for doubtful accounts        $  25,000
           Inventory valuation allowance                                285,000
           Property and equipment, principally depreciation             219,000
           Accrued expenses deductible when paid                        146,000
           Net operating loss carryforward                            9,149,000
                                                                      ---------
             Total deferred tax assets                                9,824,000
           Deferred tax liabilities - capitalized software
           development costs and other intangible assets               (391,000)
                                                                      ---------
           Net deferred tax assets                                    9,433,000
           Less valuation allowance against deferred tax assets      (9,433,000)
                                                                      ---------
           Net deferred tax position                                  $    -0-
                                                                      =========

       The valuation allowance against net deferred tax assets increased by $2,336,000 and $825,000 during the years ended December 31, 2001 and 2002, respectively.

       At December 31, 2002, the Company has net operating loss carryforwards of approximately $26,900,000, which expire at various dates between 2004 and 2022. Utilization of certain of these carryforwards is subject to annual limitations under current IRS regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       the utilization of the net operating loss carryforwards. Realization of net deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration.

(10)   Loss Per Share
       --------------
       The weighted average shares outstanding used in computing loss per share were 15,259,188 and 15,744,472 in 2001 and 2002, respectively.

       For the years ended December 31, 2001 and 2002, outstanding options and warrants were not included in the computation of diluted loss per share because the inclusion of such securities is antidilutive. Information relative to the excluded options and warrants is as follows:

                              Outstanding Options      Outstanding Warrants
                                (See Note 11)             (See Note 12)
                            ---------------------     ----------------------
                                       Expiration                 Expiration
       Year Ended           Amount        Dates       Amount         Dates

       December 31, 2001   2,162,942   2003 to 2011  1,331,011    2002 to 2006
       December 31, 2002   2,017,528   2003 to 2011  4,791,333    2002 to 2007

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

       The 1993 Plan gives the Compensation Committee of the Board of Directors latitude in deciding the vesting period. Options generally vest either
       (a) one-third immediately and one-third on each successive anniversary date of the award, or (b) vest over three years at the rate of one-third per year beginning on the day after the first anniversary of the date of the award. Under provisions of the 1993 Plan, shares subject to an option award will become immediately exercisable upon a change in control of the Company. Options remaining unexercised on the tenth anniversary of the date of the grant will expire. No options may be granted after February 2003. As of December 31, 2002, awards to purchase an additional 420,303 shares of common stock may be made under the 1993 Plan.

       Long-Term Incentive Plan
       ------------------------
       The Company's Long-Term Incentive Plan (the "Incentive Plan"), adopted in April 1999, provides for the granting of awards to purchase a total of 1,250,000 shares of common stock to key employees and others. Awards may

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

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

       The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. As of December 31, 2002, awards to purchase 680,200 shares of common stock may be made under the Incentive Plan.

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

       The Directors Option Plan provides that beginning April 1997, each qualified director will be granted an option to purchase 4,500 shares of common stock every three years. Prior to April 1997, each qualified director was granted annually an option to purchase 1,000 shares of common stock. Options granted in April 1997 or thereafter are exercisable in one-third increments beginning on the date of the grant. Options granted prior to April 1997 are exercisable at any time beginning six months after the date of the grant. Options expire five years from the date of the grant. As of December 31, 2002, an additional 66,172 options may be issued under the Directors Option Plan.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       Special Option Grants
       ---------------------
       The Board of Directors has from time to time awarded special option grants to certain officers, key employees and others. The awards have been made separate from the plans described above.

       Information with respect to options under the plans and the special awards for the years ended December 31, 2001 and 2002, is as follows:

                              Outstanding            Exercisable
                         --------------------  ----------------------
                                     Weighted               Weighted    Number
                                      Average                Average   Available
                           Number    Exercise    Number      Exercise     For
                         Outstanding   Price   Exercisable    Price      Grant
                         -----------   -----   -----------    -----      -----
      Balance,
      January 1, 2001     2,203,156    $2.14    1,404,554      $1.99    981,047
      Granted               390,000    $0.84                           (390,000)
      Exercisable                                 339,313      $2.24
      Exercised                                                            -
      Forfeited            (430,214)   $2.24     (150,340)     $2.61    430,214
                          ---------             ---------             ---------
      Balance,
      December 31, 2001   2,162,942    $1.80    1,593,527      $1.99  1,021,261
      Granted                   -                                           -
      Exercisable                                 214,956      $1.75
      Exercised                        -                                    -
      Forfeited            (145,414)   $2.43     (104,046)     $2.43    145,414
                          ---------             ---------             ---------
      Balance,
      December 31, 2002   2,017,528    $1.72    1,704,437      $1.85  1,166,675
                          =========             =========             =========

      Information concerning outstanding options at December 31, 2002 is as follows:
                           Options Outstanding              Options Exercisable
                     ------------------------------------  ---------------------
                                     Weighted
                                      Average    Weighted               Weighted
         Range of     Number of      Remaining   Average   Number of    Average
         Exercise      Options      Contractual  Exercise   Options     Exercise
          Prices     Outstanding      Life        Price   Exercisable    Price

      $0.75 to $1.50   1,155,000    6.87 years    $0.81      886,665      $0.80
      $1.94 to $2.75     769,450    6.59 years    $2.49      724,694      $2.52
          $5.50           39,078    4.84 years    $5.19       39,078      $5.19
      $6.75 to $8.75      54,000    4.38 years    $7.60       54,000      $7.60
                       ---------                           ---------
      Total            2,017,528    6.66 years    $1.72    1,704,437      $1.85
                       =========                           =========

       401(k) Plan and Trust
       ---------------------
       The Company has established a defined-contribution retirement plan for all eligible employees. Participants may make basic contributions of up to 15 percent of their compensation, pursuant to section 401(k) of the Internal Revenue Code.

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       Beginning on January 1, 2002, Nematron and A-OK Controls merged their 401(k) plans into one plan covering all eligible employees. Under the combined plan, the Company may make a basic matching contribution and a discretionary contribution to the 401(k) plan. The Company's matching contribution is 50% of each participant's contribution to the 401(k) plan up to a maximum of $3,000 per participant. A 401(k) plan participant becomes vested in the Company's contribution on his or her behalf at a rate of 20% for each year of service beginning with the completion of two years of service. Employees of Nematron and A-OK Controls that continued to be covered under the combined plan maintained the vesting schedule of their original plan. The participant will be fully vested in the Company's contributions in the event of his or her death, disability or normal retirement.

       Under terms of the 401(k) plan in effect at Nematron prior to January 1, 2002, Nematron may make a basic matching contribution and a discretionary contribution to the 401(k) plan. Nematron's matching contribution was 100% of a specified percentage of each employee's contribution limited to the first 5% of the employee's base salary. Nematron's matching contributions were 3% in 2001. A 401(k) plan participant becomes vested in Nematron's contribution on his or her behalf at a rate of 20% for each year of service beginning with the completion of one year of service. The participant will be fully vested in Nematron's contributions in the event of his or her death, disability or normal retirement.

       Under terms of the 401(k) plan in effect at A-OK Controls prior to January 1, 2002, A-OK Controls may make a basic matching contribution and a discretionary contribution to the 401(k) plan. A-OK Control's matching contribution was 50% of each participant's contribution to the 401(k) plan up to a maximum of $2,500 per participant. A 401(k) plan participant becomes vested in A-OK Control's contribution on his or her behalf at a rate of 20% for each year of service beginning with the completion of two years of service. The participant will be fully vested in A-OK Control's contributions in the event of his or her death, disability or normal retirement.

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

       The Company's contributions to its 401(k) plans and the SIMPLE Plan were $231,000 and $194,000 for the years ended December 31, 2001, and 2002, respectively.

(12)   Warrants
       --------
       The Company has issued warrants for the purchase of its common and preferred stock in connection with the following subordinated debt transactions:

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

         Issue               Description of Debt
         -----               -------------------
           A    Subordinated debt issued in November 1995, repaid in 1997
           B    10% Convertible Subordinated Promissory Notes (See Note 7)
           C    14% Convertible Subordinated Promissory Notes (See Note 7)
           D     8% Convertible Subordinated Promissory Notes (See Note 7)

       Information with respect to outstanding warrants is as follows:

       Issue            A          B           C              D           Total
                        -          -           -              -           -----
       Issue                               10-05-01 to  03-07-02 to
       dates        11-07-95    03-31-01     12-27-02     03-28-02
       Exercise
        price         $4.00       $0.09        $0.10        $0.10
       Expiration                          10-05-06 to
        dates       10-31-02    03-31-06     12-27-07     03-31-06
       Balance
        01-01-2001   197,678                                            197,678
       Issued                    800,000      333,333                 1,133,333
                     -------     -------      -------                 ---------
       Balance,
        12-31-2001   197,678     800,000      333,333                 1,331,011
       Expired      (197,678)                                          (197,678)
       Issued            -           -      2,958,000      700,000    3,658,000
                    --------     -------    ---------      -------    ---------
       Balance,
        12-31-2002       -       800,000    3,291,333      700,000    4,791,333
                    ========     =======    =========      =======    =========

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

       A summary of commitments under noncancelable leases as of December 31, 2002, is as follows:
                                         Related Party  Third Party
                                             Leases       Leases       Total
       Year ending December 31,
            2003                            $397,800     $109,900     $507,700
            2004                             397,800       83,500      481,300
            2005                             397,800       63,200      461,000
            2006                             397,800       34,700      432,500
            2007                             397,800       34,700      432,500
            Thereafter                       221,000       69,300      290,300
                                          ----------     --------   ----------
       Total minimum lease obligations    $2,210,000     $395,300   $2,605,300
                                          ==========     ========   ==========

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2002

       Total rental expense was $618,300 and $665,000 for the years ended December 31, 2001 and 2002, respectively.


(14)   Segment Information
       -------------------
       The Company operates in one market segment - factory automation.
       Net revenues include export sales to various countries. A summary of both foreign and domestic revenues is as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                            2001         2002
                                                            ----         ----
         Foreign:
           France                                      $ 1,168,437  $ 1,149,241
           Other countries                                 868,313    2,322,282
                                                       -----------  -----------
             Total foreign revenue                       2,036,750    3,471,523
         United States                                  15,505,016   11,395,692
                                                       -----------  -----------
             Total revenue                             $17,541,766  $14,867,215
                                                       ===========  ===========

       Long-lived assets include property and equipment, capitalized software development costs and other intangible assets. A summary of both foreign and domestic long-lived assets at depreciated or amortized cost at December 31, 2002 is as follows:

         Foreign countries                                           $   31,049
         United States                                                5,720,031
                                                                     ----------
             Total                                                   $5,751,080
                                                                     ==========

(15)   Significant Customer
       --------------------
       The Company conducts its business through distributors, end users and other entities under purchase orders, supply contracts and other agreements. The Company had one significant customer in 2001 and 2002 that accounted for $6,888,000 and $5,091,000 of revenue, respectively. Accounts receivable from that customer totaled $1,175,000 and $906,000 at December 31, 2001 and 2002, resectively.