Form 10KSB/A
period 2002-12-23
NEMATRON CORP
filed 2003-04-25
CIK 892832

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

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    --------------

         Commission File Number:  0-21142

                              NEMATRON CORPORATION
                 (Name of small business issuer in its charter)

               Michigan                                    38-2483796
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

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year:  $14,867,215

     The aggregate market value of the voting stock held by non-affiliates as of March 28, 2003, computed by reference to the closing price of such stock on such date as quoted on The American Stock Exchange, was approximately $787,000. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 5% of the outstanding Common Stock are assumed to be affiliates.

     The number of shares outstanding of the issuer's Common Stock on March 28, 2003 was 15,744,472.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT [ ] Yes [ X ] No

================================================================================

     The Registrant hereby amends its Form 10-KSB for the year ended December 31, 2002 to add Items 9, 10, 11 and 12 as set forth below:

                                     PART II

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors of the Company

Certain information relating to the persons who are the directors of the Company is set forth below.

                                                                  Director Term
   Name              Age       Principal Occupation                Since Expires

Hugo E. Braun         45  Partner with North Coast Technology       1996    2005
                          Investors, L.P., a venture capital fund,
                          and a Director
Ronald C. Causley     60  President of A-OK Controls Engineering,   2002    2003
                          Inc., a wholly owned subsidiary of the
                          Company, and a Director
Joseph J. Fitzsimmons 68  Retired Executive of Bell & Howell        1997    2004
                          Company and its subsidiary, University
                          Microfilms International, a provider of
                          technology services to libraries and
                          other organizations
Matthew S. Galvez     47  President and CEO of the Company, and a   1998    2004
                          Director
Stephen E. Globus     56  Chairman of the Board of Globus Growth    1998    2003
                          Group, a venture capital company, a
                          director of Plasmaco, Inc., and a Director

     Hugo E. Braun became a director in March 1996. Mr. Braun is a partner with North Coast Technology Investors, L.P., a venture capital fund, where he has been employed since 1989.

     Ronald C. Causley was appointed to the Board of Directors in February 2002 to fill a vacancy on the Board. Mr. Causley is the President of A-OK Control Engineering, Inc., an industrial controls design and application company and a wholly-owned subsidiary of Nematron. Mr. Causley is the founder of A-OK Controls, which was incorporated in 1976, and he has served as its President since its inception.

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

     Matthew S. Galvez became a director in August 1998 upon his joining the Company as its Chief Operating Officer. On October 1, 1998, Mr. Galvez was appointed to the office of the President of the Company. Mr. Galvez served as

Chief Executive Officer of ISDA & Co., a privately held apparel company, from June 1994 until June 1998. From 1990 until June 1994, Mr. Galvez was a director and Chief Financial Officer of Manufacturers Products Corporation, a supplier of plastic products to the automotive industry. In 1994 he became Chief Executive Officer of that company as well. Prior to 1990, Mr. Galvez was Executive Vice President - Corporate Operations and General Counsel to a developer and supplier of graphics translation software for the industrial marketplace and served as an officer of two acquisition funds. Mr. Galvez serves as Chairman and a Director of Waltec Plastics Co. in Midland, Ontario, Canada, and IMC Plastics in Los Angeles, California.

     Stephen E. Globus became a director in December 1998. He has been Chairman of the Board of Globus Growth Group, Inc., a New York - based venture capital company specializing in providing startup and seed capital, since 1984. He is also a director of Plasmaco, Inc., a flat computer screen manufacturer owned by Matsushita (Panasonic). Mr. Globus is the founder of several privately held biotechnology companies, including Kimeragen, Inc., NuGene Technologies, Inc., Thermaphore Sciences, Inc. and Genitope, Inc.

Executive Officers

     The Company has two executive officers that serve in their positions at the pleasure of the Board of Directors. Mr. Matthew S. Galvez, 47, is the President and Chief Operating Officer, and Mr. David P. Gienapp is the Company's Vice President - Finance and Administration, Secretary and Treasurer. See "Directors of the Company" for further information concerning Mr. Galvez. Mr. Gienapp has been the Vice President - Finance and Administration and Treasurer of the Company since joining the Company in September 1994 and has served as Secretary since March 1996. Mr. Gienapp served as a director of the Company from March 1995 until August 1998. Prior to joining the Company, Mr. Gienapp spent over 20 years with Deloitte & Touche LLP, a certified public accounting firm.

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

     Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended September 30, 1998, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.


Item 10. Executive Compensation

Summary

     The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to the Company's President and Chief Executive Officer. Mr. Matthew S. Galvez, the Company's only executive officer whose salary and bonus exceeded $100,000 in 2002 (the "Named Executive").

                      SUMMARY COMPENSATION TABLE

                                                       Long Term
                                                      Compensation
  Name and Principal            Annual Compensation      Awards       All Other
                                -------------------      ------     Compensation
         Position        Year   Salary ($)  Bonus ($)  Options (#)     ($) (1)
         --------        ----   ----------  ---------  -----------     -------

  Matthew S. Galvez,     2002    $200,000      $-0-      -0-           $16,400
    President and Chief  2001     200,000       -0-      -0-            20,445
    Executive Officer    2000     200,000       -0-      -0-            18,071

(1)      All Other Compensation in the table above includes the following:

                                  Housing       Auto      401(k) Plan
                                  Allowance   Allowance      Match
                                  ---------   ---------      -----

  Mr. Galvez            2002       $8,600      $4,800       $3,000
                        2001        9,576       4,800        6,069
                        2000        7,715       4,800        5,556

Options

         The following table sets forth information concerning options granted to the Named Executive in the year ended December 31, 2002.

                         OPTION GRANTS IN LAST FISCAL YEAR

                             Individual Grants
                       --------------------------------
                         Number of     Percent of Total
                         Securities    Options Granted    Exercise or
                         Underlying     To Employees      Base Price  Expiration
         Name          Options Granted  In Fiscal Year     ($/Share)     Date
         ----          ---------------   -------------     ---------     ----

   Matthew S. Galvez        -0-               -0-%           ---        ---

     The Named Executive did not exercise any options in the year ended December 31, 2002. The following table provides information with respect to unexercised options held by the Named Executives as of December 31, 2002.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             YEAR-END OPTION VALUES

                        Number of Securities         Value of Unexercised
                            Underlying                    In-the-Money
                         Unexercised Options            Options at Year End
                           at Year-End (#)                   ($) (a)
                      --------------------------     ---------------------------
       Name           Exercisable  Unexercisable     Exercisable   Unexercisable

   Matthew S. Galvez    860,000         -0-              $-0-           $-0-

     (a) Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the American Stock Exchange at the end of 2002 and the option exercise price.

Employment Agreement
--------------------
     Mr. Galvez was a party to an employment agreement with the Company that provided for Mr. Galvez to serve as the President and Chief Executive Officer of the Company for an annual base salary through December 31, 2001 of $200,000, a housing allowance and an automotive allowance. That employment agreement has expired and the Company has not initiated a new agreement.

Compensation of Directors

     Each director who is not an officer or employee of the Company is eligible to receive for his services as such a fee of $1,000 per meeting attended and $500 for each committee meeting attended. Committee chairmen receive an additional $250 for each committee meeting. The directors waived the director fees for meetings held during quarterly periods during which the Company reported a loss from operations, which were all quarters of the last three years. Directors who are officers or employees of the Company receive no additional compensation for their service as a director, although they are reimbursed for their reasonable travel expenses when meetings are held in a location other than the metropolitan area in which they reside.

     The Company has a 1993 Directors Stock Option Plan (the "Directors Plan"). Pursuant to the provisions of the Directors Plan, each director is automatically and without discretion awarded options to purchase 4,500 shares of Common Stock, with an exercise price equal to 110% of the fair market value per share on the grant date, beginning on the date of the Company's 2000 annual meeting of shareholders and every three years thereafter. The options are exercisable annually in increments of 33 1/3% beginning on the grant date, the first anniversary of the date of the grant and the second anniversary of the grant. All options granted under the Directors Plan expire on the fifth anniversary of the date the option was granted. The ability to exercise these options may be accelerated in the event of a change in control of the Company (as defined in the Directors Plan). No options were granted during 2002.

Item 11 . Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 2002 with respect to the beneficial ownership of Common Stock by each board nominee, each other current director, each executive officer named in the Summary Compensation Table under "Executive Compensation", all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding Common Stock (each, a "5% Owner"). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

                                      Number of                Percent of Class
      Name                              Shares                     (11)
      ----                              ------                     ----
Directors and Management:
  Hugo E. Braun                       36,819,408   (1)             71.47%
  Ronald C. Causley                    2,102,950   (2)             12.21%
  Stephen E. Globus                    1,285,235   (3)              8.16%
  Matthew S. Galvez                      860,100   (4)              5.18%
  Joseph J. Fitzsimmons                  905,482   (5)              5.44%
  David P. Gienapp                       158,526   (6)              1.00%
  All directors and executive
    officers as group (6 persons)     42,131,701   (7)             76.79%

5% Owners:
  James A. Nichols                     2,600,378   (8)             15.89%
  J. Eric May, Trustee Under
    Declaration of Trust               1,493,425   (9)              9.49%
  Dennis A. Sierk                      1,482,286  (10)              9.37%

(1) The shares shown in the table for Mr. Braun include (i) 1,050,000 shares of Common Stock owned by North Coast Technology Investors L.P. ("North Coast") and Access Venture Fund L.P., of which Mr. Braun is a partner, (ii) options to purchase 21,164 shares of Common Stock which are currently exercisable or are exercisable within sixty days, (iii) currently exercisable warrants to purchase 500,000 shares of Common Stock pursuant to a warrant issued to North Coast in March 2001, (iv) currently exercisable warrants to purchase 5,440,000 shares of Common Stock pursuant to a warrant issued to North Coast in connection with issuances of subordinated debt and warrants under a borrowing arrangement between the Company and North Coast, and (v) rights to convert the principal amount of $750,000 of subordinated convertible notes to 4,166,666 shares of Common Stock at the lowest closing price per share during the period that the notes are outstanding ($0.05 in April
     2003), and (vi) rights to convert the principal amount of $2,470,000 of subordinated convertible notes to 26,141,578 shares of Series A Preferred Stock at $0.10 per share. If such warrants, rights and options were exercised, Mr. Braun would have sole voting rights and shared investment power with respect to the underlying shares. Mr. Braun's address is 206 South Fifth Avenue, Suite 550, Ann Arbor, MI 48104.

(2) The shares shown in the table for Mr. Causley include (i) 624,086 shares of Common Stock owned outright, (ii) options to purchase 30,000 shares of Common Stock which are currently exercisable or are exercisable within sixty days; (iii) warrants to purchase a maximum of 198,864 shares of Common Stock issued in March 2002 in connection with the Company's issuance of subordinated notes and warrants; and (iv) rights to convert the principal amount of $125,000 of subordinated convertible notes to 1,125,000 shares of Series A Preferred Stock at $0.10 per share. Mr. Causley's address is 4375 Giddings Road, Auburn Hills, MI 48326.

(3) The shares shown in the table for Mr. Globus include (i) 255,062 shares of Common Stock owned outright by Mr. Globus, (ii) 672,358 shares of Common Stock owned by companies and partnerships over which Mr. Globus exercises voting and investment power, (iii) 343,315 shares of Common Stock owned by certain relatives of Mr. Globus over which Mr. Globus exercises beneficial ownership, and (iv) options to purchase 4,500 shares of Common Stock which are currently exercisable or are exercisable within sixty days. Mr. Globus' address is 44 West 24th Street, New York, NY 10010.

(4) The shares shown in the table for Mr. Galvez include (i) 100 shares of Common Stock owned outright, and (ii) options to purchase 860,000 shares of Common Stock which are currently exercisable or are exercisable within sixty days. Mr. Galvez's address is 5840 Interface Drive, Ann Arbor, MI 48103.

(5) The shares shown in the table for Mr. Fitzsimmons include (i) 21,164 shares of Common Stock owned outright, (ii) options to purchase 21,164 shares of Common Stock which are currently exercisable or are exercisable within sixty days, and (iii) warrants to purchase a maximum of 119,3184 shares of Common Stock issued in March 2002 in connection with the Company's issuance of subordinated notes and warrants, and (iv) rights to convert the principal amount of $75,000 of subordinated convertible notes to 750,000 shares of Series A Preferred Stock at $0.10 per share. Mr. Fitzsimmons' address is 5840 Interface Drive, Ann Arbor, MI 48103.

(6)  The shares shown in the table for Mr. Gienapp, the Company's Vice President
     - Finance and Administration, Treasurer and Secretary, include (i) 41,860 shares of Common Stock owned outright and (ii) options to purchase 84,999 shares of Common Stock which are currently exercisable or are exercisable within sixty days. Mr. Gienapp's address is 5840 Interface Drive, Ann Arbor, MI 48103.

(7) The shares shown in the table for all current directors and executive officers as a group include the shares described in footnotes (1) through
     (6).

(8) The shares shown in the table for Mr. Nichols include (i) 1,733,704 shares of Common Stock owned outright, (ii) 244,451 shares of Common Stock owned by an investment club of which Mr. Nichols is a member, (iii) currently exercisable warrants to purchase 66,667 shares of Common Stock, and (iv) rights to convert the principal amount of $100,000 subordinated convertible notes to 555,556 shares of Common Stock at the lowest closing price per share during the period that the note is outstanding ($0.05 in April 2003). Mr. Nichols' address is 3707 West Maple Road, Bloomfield Hills, MI 48301.

(9) The shares shown in the table for Mr. May, Trustee include 1,493,425 shares of Common Stock owned by J. Eric May, Trustee Under Declaration of Trust. Mr. May's address is c/o Wilmington Trust Company, 1100 North Market Street, Wilmington, DE 19890.

(10) The shares shown in the table for Mr. Sierk include (i) 1,145,620 shares of Common Stock owned by Mr. Sierk and his wife, and (ii) options to purchase 66,666 shares of Common Stock which are currently exercisable or are exercisable within sixty days. Mr. Sierk's address is 2800 Bob Wallace Avenue, Suite L3, Huntsville, AL 35805.

(11) For purposes of calculating the percentage of Common Stock beneficially owned by each person, the shares issuable upon exercise of options and warrants held by such person are considered outstanding and added to the shares of Common Stock actually outstanding.

Item 12. Certain Relationships and Related Transactions

     10% Convertible Subordinated Promissory Note - Mr. Hugo Braun, a Director
     -------------------------------------------------------------------------
     In March 2001, the Company completed a sale of $1.2 million principal amount of Convertible Subordinated Promissory Notes and Warrants to purchase a total of 800,000 shares of Common Stock to certain accredited investors, including North Coast Technology Investors LP ("North Coast"), of which Mr. Hugo Braun, a Company Director, is a partner. The Convertible Subordinated Promissory Notes, which are secured by a second lien on the Company's assets and are subordinated in right of payment to the Company's bank lender, bear interest at 10% and were due on August 31, 2001 (the "10% Notes"). The 10% Notes are currently due and payable, but are subordinated to the Company's bank lender. The 10% Notes are prepayable at any time without penalty upon prior written notice as provided in the Notes. The holders of the 10% Notes are not permitted to transfer them without the Company's prior written consent. The holders of the 10% Notes could have converted the principal and accrued interest thereon into shares of a planned equity offering, if such offering was completed by August 31, 2001. After that, the principal and accrued interest thereon may be converted into shares of Common Stock. The number of shares of Common Stock issuable upon exercise of the Conversion Option is equal to (x) the sum of the principal and interest then due and payable, divided by (y) the Common Stock Conversion Price. The Common Stock Conversion Price was initially set at $0.30 and is adjusted to the lowest closing price of the Common Stock as quoted on the AMEX if the closing price fell below $0.30 for five consecutive trading days. The lowest closing price of the Common Stock s traded on the AMEX during the period the Convertible Promissory Notes have been outstanding has been $0.05. Information concerning the 10% Notes and Warrants sold to North Coast is as follows:

    10% Notes purchased                                           $750,000
    Warrants purchased                                             500,000
    Common Stock which may be obtained through
       exercise of the Conversion Option - $0.05 per share       4,166,666
    Interest accrued and unpaid - 2001                             $57,123
    Interest accrued and unpaid - 2002                             $70,358

     14% Convertible Subordinated Promissory Note - Mr. Hugo Braun, a Director
     -------------------------------------------------------------------------
     In March 2002, the Company executed a Convertible Subordinated Promissory Note with North Coast that documented the terms of an agreement that was informally in place beginning in October 2001. The agreement has been modified through April 2003. The agreement provides for a maximum of $3,000,000 to be available to the Company as funds are needed and not available from the Company's senior bank lender or other sources. North Coast is under no obligation to fund the Company's advance request. The Convertible Subordinated Promissory Note, which is secured by a second lien on the Company's assets and is subordinated in right of payment to the Company's bank lender, bear interest at 14% and advances thereunder are due demand (the "14% Note"). Advances made under the 14% Note are prepayable at any time without penalty upon prior written. North Coast is not permitted to transfer the 14% Note without the Company's prior written consent. Pursuant to the terms of the 14% Note, because Nematron did not complete an equity financing pursuant to which it received gross proceeds of at least $1.5 million on or before August 31, 2002, the principal and interest due and payable under this Note may be converted by North Coast, in whole or in part, into shares of Series A Preferred Stock of Nematron beginning on September 1, 2002, upon at least three (3) business days prior written notice from North Coast to Nematron and prior to the payment of 14% Note in full.

     A summary of the terms of the Series A Preferred is as follows:

     Dividends: No dividends will be required to be paid by the "Company". If any dividends are paid on the Company's common stock ("Common"), the holders of the Series A Preferred shall be entitled to receive dividends in preference to any dividend on the Common in an amount per share equal to or greater than any dividend paid on the Common.

     Liquidation Preference: In the event of any liquidation or winding up of the Company, the holders of the Series A Preferred shall be entitled to receive in preference to the holders of Common an amount equal to the original issue price for the Series A Preferred Stock. Thereafter, any remaining liquidation proceeds will be distributed to the holders of the Series A Preferred and the Common on a pro rata basis. A merger, consolidation or reorganization in which the shareholders of the Company own less than 50% of the voting power of the surviving company and any transaction or series of related transactions in which in excess of 50% of the Company's voting power is transferred shall be treated as a liquidation.

     Conversion: Each holder of Series A Preferred shall have the right to convert its shares at any time into shares of Common at the initial conversion rate of 1:1. The conversion rates shall be subject from time to time to antidilution adjustments as set forth below.

     Voting Rights: The holder of each share of Series A Preferred shall have the right to that number votes equal to the number of shares of Common issuable upon conversion of the Series A Preferred. The Series A Preferred shall vote with Common on all matters except as specifically provided herein or as otherwise required by law.

     Board of Directors: The holders of the Series A Preferred shall have the right to elect one member to the Company's Board of Directors. If the holders of the Series A Preferred choose not to exercise this right, the Series A Preferred shall vote with Common in the election of directors.

     Protective Provisions: Consent of a majority in interest of the Series A Preferred will be required to (a) purchase or redeem any Common or Preferred Stock, (b) authorize or issue any senior or parity securities, (c) declare or pay dividends on or make any distribution on account of the Common, (d) merge, consolidate or sell or assign all or substantially all of the Company's assets,
(e) increase or decrease authorized Preferred Stock and (f) amend Articles or Incorporation to change the rights, preferences, privileges or limitations of any Preferred Stock.

     Antidilution: The conversion price for the Series A Preferred shall be subject to proportional antidilution protection for stock splits, stock dividends, etc. In the event that the Company issues additional shares of Common or Common equivalents (other than shares issues to officers or employees of the Company pursuant to plans approved by the Company's board of directors) at a purchase price less than the applicable Series A Preferred conversion price, the Series A Preferred conversion price shall be adjusted to that same lower purchase price.

     Rights of First Refusal: Each holder of Series A Preferred shall have the right to participate in any Company financing up to its pro-rata ownership.

     Information Rights: Holders of Series A Preferred Stock shall have the right to receive annual and quarterly financial statements and an annual business plan.

     Information concerning the 14% Notes and Warrants sold to North Coast is as follows:

    Advances made under the 14% Note purchased through April 2003     $2,470,000
    Warrants purchased through April 2003                              4,940,000
    Series A Preferred Stock issuable upon conversion of the 14% Note 26,141,578 Interest accrued and unpaid on Subordinated Promissory Notes:
       In 2001                                                            $5,370
       In 2002                                                           $72,058

     8% Convertible Subordinated Promissory Note -
     Mr. Ronald C. Causley and Mr. Joseph J. Fitzsimmons and, Directors
     ------------------------------------------------------------------
     In March 2002, the Company completed a sale of $200,000 principal amount of Convertible Subordinated Promissory Notes and Warrants to Ronald C. Causley and Joseph J. Fitzsimmons, directors of the Company. The Convertible Subordinated Promissory Notes, which are secured by a second lien on the Company's assets and are subordinated in right of payment to the Company's bank lender, bear interest at 8% and are due on October 31, 2002 (the "8% Notes"). The Company did not repay the 8% Notes and the agreement was amended on that date and the warrant conversion price and the conversion rights were modified to the same terms as the 14% Notes to North Coast discussed above. The 8% Notes may be prepaid at any time without penalty upon prior written notice. The holders of the 8% Notes are not permitted to transfer them without the Company's prior written consent. Information concerning the 8% Notes and Warrants sold to Mr. Causley and Mr. Fitzsimmons is as follows:

                                                          Ronald C.   Joseph J.
                                                           Causley   Fitzsimmons
                                                           -------   -----------
    Convertible Subordinated Promissory Notes purchased    $125,000    $75,000
    Warrants purchased                                      198,863    119,318
    Series A Preferred Stock issuable upon conversion of
       the Convertible Subordinated Promissory Notes      1,125,000    750,000
    Interest accrued and unpaid on Convertible
        Subordinated Promissory Notes in 2002                $8,192     $4,569

     Acquisition Debt - Mr. Ronald C. Causley, a Director
     ----------------------------------------------------
     Pursuant to the terms of the Purchase Agreement by and between the Company, A-OK Controls Engineering, Inc. and Ronald C. Causley dated June 30, 2000 under which the Company purchased 100% of the equity of A-OK Controls Engineering, Inc. from its sole stockholder, Mr. Causley on that date, Nematron agreed to pay the final cash installment related to the purchase price within 60 days of closing. Such amount, totaling $351,867, was not paid and has accrued interest at 9% per annum since that date. Interest accrued and unpaid during 2001 and 2002 was $34,521 and $37,759, respectively. Total accrued and unpaid interest due to Mr. Causley as of December 31, 2002 is $88,414.



     Operating Leases - Mr. Ronald C. Causley, a Director
     ----------------------------------------------------
     The Company leases under ten-year operating leases its Auburn Hills and Saginaw, Michigan system integration offices from Mr. Ronald C. Causley, the president of A-OK Controls Engineering, Inc. and a director of the Company. Management believes that these leases, which were executed prior to the Company's acquisition of A-OK Controls, represent fair market lease rates. Lease expense on these related party leases totaled approximately $398,000 in 2001 and approximately $493,000 in 2002. The lease on the Saginaw facility requires monthly lease payments of $3,150 through January 2009, and the lease on the Auburn Hills facility requires monthly lease payments of $30,000 through May 2008. Minimum lease payments through the expiration dates of the leases total $2,210,000.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEMATRON CORPORATION


By:  /s/ David P. Gienapp                               Dated:    April 15, 2003
     --------------------------------------------                 --------------
     David P. Gienapp
     Vice President - Finance and Administration,
     Secretary and Treasurer