Form 10QSB
period 2003-03-31
NEMATRON CORP
filed 2003-05-15
CIK 892832

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

         For the quarterly period ended March 31, 2003


  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to ____

  Commission File Number: 0-21142

                              NEMATRON CORPORATION
        (Exact name of small business issuer as specified in its charter)

                                    Michigan
         (State or other jurisdiction of incorporation or organization)

                                   38-2483796
                      (I.R.S. Employer Identification No.)

                 5840 Interface Drive, Ann Arbor, Michigan 48103
                    (Address of principal executive offices)

                                 (734) 214-2000
                           (Issuer's telephone number)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No par value Common Stock:
15,744,625 outstanding as of May 14, 2003

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements

                      Nematron Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                      March 31, 2003 and December 31, 2002

                                                        March 31,
                                                          2003      December 31,
                                                       (Unaudited)      2002
                                                       -----------      ----
                               Assets
                               ------
Current assets:
  Cash                                                     $97,959     $103,802
  Accounts receivable, net of allowance for
    doubtful accounts of $83,000 at March 31, 2003,
    and $75,000 at December 31, 2002                     2,507,514    2,342,400
  Inventories (Note 2)                                   1,644,291    1,653,844
  Prepaid expenses and other current assets                192,082      172,550
                                                       -----------  -----------
    Total current assets                                 4,441,846    4,272,596
Property and equipment, net of accumulated
  depreciation of $7,627,418 at March 31, 2003 and
  $7,563,474 at December 31, 2002                        1,777,740    1,850,392
Goodwill, net of amortization (Note 3)                   2,922,122    2,922,122
Software and related development costs, net of
  amortization (Note 4)                                    545,633      574,407
Other intangible assets, net of amortization (Note 5)      356,632      404,159
                                                       -----------  -----------
    Total assets                                       $10,043,973  $10,023,676
                                                       ===========  ===========

                      Liabilities and Stockholders' Deficit
Current liabilities:
  Notes payable to banks (Note 6)                       $1,427,684   $1,397,317
  Accounts payable                                       1,753,685    1,582,958
  Deferred revenue and other accrued expenses            1,806,460    1,748,594
  Subordinated debt (Note 7)                             3,804,000    3,179,000
  Current maturities of long-term debt (Note 8)            169,934      169,255
                                                       -----------  -----------
    Total current liabilities                            8,961,763    8,077,124
Long-term debt, less current maturities (Note 8)         2,477,188    2,522,740
                                                       -----------  -----------
    Total liabilities                                   11,438,951   10,599,864
Stockholders' deficit:
  Common stock, no par value, 30,000,000 shares
    authorized, 15,744,625 shares outstanding           33,246,346   33,246,346
  Accumulated comprehensive income                           6,408       25,645
  Accumulated deficit                                  (34,647,732) (33,848,179)
                                                       -----------  -----------
    Total shareholders' deficit                         (1,394,978)    (576,188)
                                                       -----------  -----------
    Total liabilities and shareholders' deficit        $10,043,973  $10,023,676
                                                       ===========  ===========

                      Nematron Corporation and Subsidiaries
                 Consolidated Condensed Statements of Operations
                 For The Quarters Ended March 31, 2003 and 2002

                                                         Quarter Ended March 31,
                                                        ------------------------
                                                           2003         2002
                                                        (Unaudited)  (Unaudited)
                                                        -----------  -----------

Net revenues                                            $3,334,223   $4,519,111
Cost of revenues                                         2,684,527    3,082,772
                                                       -----------  -----------
  Gross profit                                             649,696    1,436,339
Operating expenses:
  Product development costs - software                      44,894      190,438
  Selling, general and administrative expenses           1,203,378    1,286,303
                                                       -----------  -----------
  Total operating expenses                               1,248,272    1,476,741
                                                       -----------  -----------
  Operating loss                                          (598,576)     (40,402)
Other income (expense):
  Interest expense                                        (205,595)    (163,000)
  Sundry income, net of sundry expense                       4,618       10,482
                                                       -----------  -----------
  Total other income (expense)                            (200,977)    (152,518)
                                                       -----------  -----------
Loss before income tax benefit                            (799,553)    (192,920)
Income tax benefit (Note 9)                                    --           --
                                                       -----------  -----------
Net loss                                                 $(799,553)   $(192,920)
                                                       ===========  ===========

Loss per share (Note 11):
  Basic and diluted                                         $(0.05)      $(0.01)
                                                       ===========  ===========
Weighted average shares outstanding:
  Basic and diluted                                     15,744,625   15,744,625
                                                       ===========  ===========



                      Nematron Corporation and Subsidiaries
             Consolidated Condensed Statements of Comprehensive Loss
                 For The Quarters Ended March 31, 2003 and 2002

                                                         Quarter Ended March 31,
                                                         -----------------------
                                                           2003          2002
                                                        (Unaudited)  (Unaudited)
                                                        -----------  -----------

Net loss                                                $(799,553)    $(192,920)
Other comprehensive loss - foreign currency
  translation adjustment                                  (19,237)       (5,271)
                                                       ----------   -----------
Comprehensive loss                                      $(818,790)    $(198,191)
                                                       ===========  ===========

                      Nematron Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                 For The Quarters Ended March 31, 2003 and 2002

                                                         Quarter Ended March 31,
                                                         -----------------------
                                                           2003           2002
                                                       (Unaudited)   (Unaudited)
                                                       -----------   -----------
Cash flows from operating activities:
  Net loss                                              $(799,553)    $(192,920)
Adjustments to reconcile net loss to net cash flows
  used in operating activities:
    Depreciation                                           75,726       117,142
    Amortization (Notes 4 and 5)                           76,301       125,723
    Non-cash interest for beneficial conversion
      feature of warrants                                     --            796
    Loss (gain) on disposal of property                    (3,890)       18,891
    Changes in assets and liabilities that provided
    (used) cash:
      Accounts receivable                                (165,114)     (350,567)
      Inventories                                           9,553        33,037
      Prepaid expenses and other current assets           (19,532)      (87,781)
      Accounts payable                                    170,727       426,801
      Deferred revenue and accrued expenses                57,867      (434,365)
                                                       ----------   -----------
      Net cash used in operating activities              (597,915)     (343,243)

Cash flows from investing activities:
  Additions to property and equipment                      (2,010)      (32,098)
  Proceeds from disposals of property and equipment         2,824           --
                                                       ----------   -----------
      Net cash provided by (used in) investing
      activities                                              815       (32,098)

Cash flows from financing activities:
  Proceeds from issuance of subordinated notes
    and warrants (Note 7)                                 625,000       285,000
  Payments of long-term debt                              (44,873)     (238,620)
  Increase in notes payable to banks                       30,367       196,883
                                                       ----------   -----------
      Net cash provided by financing activities           610,494       243,263

Foreign currency translation effect on cash               (19,237)       (5,271)
                                                       ----------   -----------
Net decrease in cash                                       (5,843)     (137,349)
Cash at beginning of period                               103,802       291,726
                                                       ----------   -----------
Cash at end of period                                    $ 97,959      $154,377
                                                       ==========   ===========


Supplemental disclosures of cash flow information:
  Cash paid for interest                                 $188,403     $ 118,140
  Cash paid for income taxes                                  --            --

                      Nematron Corporation and Subsidiaries
              Notes To Consolidated Condensed Financial Statements
               For The Three Months Ended March 31, 2003 and 2002

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

The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Inventories

Inventories consist of the following at March 31, 2003 and December 31, 2002:

                                                          March 31, December 31,
                                                           2003         2002
                                                           ----         ----
  Purchased parts and accessories                       $1,062,440   $1,085,811
  Work in process                                          263,304      247,730
  Finished goods, demo units and service stock             318,547      320,303
                                                        ----------   ----------
          Total Inventory                               $1,644,291   $1,653,844
                                                        ==========   ==========

Note 3 - Goodwill

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

Note 4 - Software and Related Development Costs

Certain computer software development costs, primarily salaries, wages and other payroll costs, and purchased software technology had been capitalized prior to January 1, 2002. Capitalization of computer software development costs began upon establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs required considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life, and changes in software and hardware technology. The Company annually reviews the recoverability of capitalized software costs based on estimated cash flows. Software costs are written off at the time a determination has been made that the amounts are not recoverable.

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

A summary of capitalized software and related development costs as of March 31, 2003 is as follows:

  Balance at beginning of period                                       $574,407
  Additions                                                                 --
  Amortization                                                          (28,774)
                                                                       --------
    Total Capitalized software                                         $545,633
                                                                       ========

Note 5 - Other Intangible Assets

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

A summary of activity in the intangible asset account as of March 31, 2003 is as follows:

  Balance at beginning of period                                       $404,159
  Additions                                                                 --
  Amortization                                                          (47,527)
                                                                       --------
    Total Other Intangible Assets                                      $356,632
                                                                       ========

Note 6 - Notes Payable to Banks

The Company and its subsidiary, A-OK Controls, are parties to two loan and security agreements (the "Agreements") with a Wisconsin-based bank. The Agreements, as amended through April 2003, provide for a total of $1,575,000 in two lines of credit. The Agreements provide for credit facilities through July 15, 2003, and the lender has notified the Company that the facility will not be renewed at that date. The Agreements further provide that in the event that the Company has not secured at least three financing proposals from alternative lenders by May 15, 2003, the lines of credit will be reduced by $175,000 at that date, and if the Company has not secured at least one financing commitment from an alternative lender by June 15, 2003, the lines of credit will be further reduced by $175,000 at that date.

The amount available under the line of credit is limited by a borrowing formula that allows for advances up to a maximum of a specified percentage of eligible accounts receivable, less the amount, if any, of outstanding letters of credit issued by the Company. Based upon such borrowing formula, approximately $77,000 of the available line is eligible for advance at March 31, 2003. Amounts borrowed under the line of credit facility total $1,202,684 at March 31, 2003, and such borrowings bear interest at the prime rate plus 4.50% (9.25 % effective rate at March 31, 2003). The line of credit is collateralized by substantially all assets of the Company and a second position on the mortgage on the Company's Ann Arbor facility.

The Agreements contain several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the Agreement also prohibit the payment of dividends, limit the amount of annual capital expenditures and include other restrictive covenants. The Company is not in compliance with the tangible net worth, interest coverage and debt service coverage covenants as of March 31, 2003. The bank has issued a forbearance letter to the Company in October 2002 concerning these covenant violations. In such letter, the bank has specifically reserved its right to take any action permitted under the Agreements in the future without any notice to the Company. The bank and management are in discussion to revise the Agreements and management is pursuing other solutions to the violations, including the private placement of additional capital.

The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement with an Alabama-based bank (the "Optimation Loan Agreement"). The Optimation Loan Agreement has been renewed on a 90-day revolving basis since the Company acquired Optimation in March 2001. The Optimation Loan Agreement, amended through April 4, 2003, provides for a total line of credit of $225,000 that reduces in amount with all principal repayments made (the "Optimation credit facility"). The amount available under the Optimation credit facility is limited by a borrowing formula that allows for advances up to a maximum of the sum of a specified percentage of eligible accounts receivable and a specified amount of inventory. Amounts borrowed under the Optimation line of credit facility total $225,000 at March 31, 2003, and such borrowings bear interest at the prime rate plus .50% (5.25% effective rate at March 31, 2003), but not less than 5.0% per annum. The Optimation Loan Agreement provides for the credit facility through July 3, 2003, and management expects that it will renewed on that date for an additional 90-day period in the amount of $180,000 on substantially the same terms and conditions as the current facility. The Optimation Loan Agreement requires monthly repayments of $15,000 during its 90-day period, and further, prohibits the transfer of funds from Optimation to the parent company except for customary inter-company cost reimbursements. The Optimation line of credit is collateralized by substantially all assets of Optimation, a guaranty by Nematron and a partial guaranty by Optimation's president. The Company expects that the Optimation Loan Agreement will be renewed on successive 90-day periods until the balance of the line is reduced to zero.

Note 7 - Subordinated Debt

Subordinated debt consists of the following:
                                                         March 31,  December 31,
                                                            2003        2002
                                                            ----        ----
Convertible subordinated promissory notes,
interest at 10% perannum, due August 31, 2001.
Accrued interest and the principal of the note
may be converted into common stock at the lower
of $0.09 per share or the lowest price of the
underlying common stock during the period the
notes are outstanding                                   $1,200,000   $1,200,000

Convertible subordinated promissory notes,
interest at 8% per annum, due October 15, 2002.
The notes may be converted into preferred stock
during the period the notes are outstanding, and
the terms of the preferred stock, if issued,
would allow the holders to convert the preferred
stock into common stock on a one-for-one basis             200,000      200,000

Convertible subordinated promissory notes,
interest at 14% per annum, due on demand.  The
notes may be converted into preferred stock during
the period the notes are outstanding, and the terms
of the preferred stock, if issued, would allow the
holders to convert the preferred stock into common
stock on a one-for-one basis                             2,404,000    1,779,000
                                                        ----------   ----------
  Total                                                 $3,804,000   $3,179,000
                                                        ==========   ==========

The 10% Convertible Subordinated Promissory Notes
-------------------------------------------------
The 10% convertible subordinated notes due August 31, 2001 (the "10% Notes") included detachable warrants. The warrants, which are non-assignable, initially allowed the holders to purchase Common Stock at $0.30 per share (the "Per Share Warrant Price") at any time until March 31, 2006 (the "Warrants"). If at any time prior to the exercise of the Warrants the daily closing price of the Common Stock, as traded on the American Stock Exchange, falls below the Per Share Warrant Price for five consecutive days, the Per Share Warrant Price will be adjusted downward to the lowest price during such five trading day period. As the lowest price per share has been $0.05, the Per Share Warrant Price has been adjusted to that amount.

The 14% Subordinated Promissory Notes
-------------------------------------
The 14% subordinated promissory notes due on demand (the "14% Notes") were issued pursuant to an agreement initially dated in October 2001 and modified in March and October 2002. The modified agreement allows the Company to draw up to $3 million upon request and upon approval by the 14% Note holder upon its sole discretion. In the event of any equity financing by the Company, the 14% Note holder may convert any or all of the outstanding principal of the 14% Note and accrued interest thereon into the securities offered in such financing at the offering price per share. The modified agreement further provides that the principal and accrued interest payable under the 14% Note may be converted in whole or part into shares of Series A Preferred Shares beginning on September 1, 2002 at $0.10 per share. Provisions of the Series A Preferred Shares include: a) participation in dividends, if any, with the Common Stock shareholders; b) a liquidation preference up to the initial purchase price of the Series A Preferred Shares; c) a conversion feature allowing conversion into Common Stock on a one-to-one basis; d) full voting powers; e) the right to elect one person to the Board of Directors; f) the consent of a majority in interest of the Series A Preferred will be required to (i) purchase or redeem any Common or Preferred Stock, (ii) authorize or issue any senior or parity securities, (iii) declare or pay dividends on or make any distribution on account of the Common Stock, (iv) merge, consolidate or sell or assign all or substantially all of the Company's assets, (v) increase or decrease authorized Preferred Stock and (vi) amend Articles or Incorporation to change the rights, preferences, privileges or limitations of any Preferred Stock; g) the conversion price for the Series A Preferred shall be subject to proportional antidilution protection for stock splits, stock dividends, etc. and in the event that the Company issues additional shares of Common Stock or Common Stock equivalents (other than shares issues to officers or employees of the Company pursuant to plans approved by the Company's board of directors) at a purchase price less than the applicable Series A Preferred conversion price, the Series A Preferred Stock conversion price shall be adjusted to that same lower purchase price; and h) each holder of Series A Preferred Stock shall have the right to participate in any Company financing up to its pro-rata ownership.

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

A total of $750,000 of the 10% Notes and all of the 8% Notes and 14% Notes were issued to Board members or their affiliates. At March 31, 2003, a total of $473,979 of interest has been accrued for convertible subordinated promissory notes, including $383,582 related to notes due to related parties.

Note 8 - Long-Term Debt

Long-term debt includes the following debt instruments at March 31, 2003 and December 31, 2002:

                                                         March 31,  December 31,
                                                           2003        2002
                                                           ----        ----
  Variable rate term loan payable to a bank,
  interest at prime plus 3.5% per annum (8.25%
  effective rate at March 31, 2003), payable in
  monthly installments of $31,000 through October
  2005, at which time the remaining principal and
  interest is due.  The term loan is collateralized
  by a mortgage on the Ann Arbor facility.              $2,621,354   $2,663,056

  Other notes, secured by equipment                         25,768       28,939

    Total long-term debt                                 2,647,122    2,691,995
  Less current maturities                                 (169,934)    (169,255)
                                                        ----------   ----------
    Long-term debt, less current maturities             $2,477,188   $2,522,740
                                                        ==========   ==========

Note 9 - Taxes on Income

The Company has net operating loss carryforwards ("NOLs") of approximately $26.9 million as of December 31, 2002 that may be applied against future taxable income. The NOLs expire in varying amounts from 2004 and through 2022. Utilization of certain of these NOLs is subject to annual limitations under current Internal Revenue Service regulations. The Company has established a valuation allowance for the estimated amount of the total limitation on the utilization of the NOLs. Realization of net deferred tax assets associated with the NOLs is dependent upon generating sufficient taxable income prior to their expiration.

Note 10 - Stock Based Compensation

At March 31, 2003, the Company has stock-based employee and director compensation plans, which are described more fully in Note 11 to the Company's December 31, 2002 financial statements. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                          Three Months Ended
                                                                March 31,
                                                          ------------------
                                                            2003         2002
                                                            ----         ----
  Net loss, as reported                                  $(799,553)   $(192,920)
  Deduct:  Total stock-based employee compensation
    expense determined under fair value-based method
    for all awards, net of tax                             (54,787)     (66,566)
                                                         ---------    ---------
      Pro forma net loss                                 $(854,340)   $(259,486)
                                                         =========    =========

 Loss per share:
    Basic and diluted, as reported                          $(0.05)      $(0.01)
    Basic and diluted, pro forma                            $(0.05)      $(0.02)

Note 11 - Earnings Per Share

The weighted average shares outstanding used in computing loss per share were 15,744,625 for the three-month periods ended March 31, 2003 and 2002.

For the three-month periods ended March 31, 2003 and 2002, outstanding options and warrants were not included in the computation of diluted loss per share because the inclusion of such securities is antidilutive. Information relative to the excluded options and warrants is as follows:

                       Outstanding Options         Outstanding Warrants
                     ------------------------   ---------------------------
                                  Expiration                    Expiration
  Quarter Ended        Amount       Dates          Amount         Dates
 --------------        ------       -----          ------         -----
 March 31, 2003      2,017,528   2003 to 2011    4,791,333     2002 to 2007
 March 31, 2002      2,162,942   2003 to 2011    1,470,910     2002 to 2006

Item 2. Management's Discussion and Analysis of Results of Operations

Three Months Ended March 31, 2003 Compared with
Three Months Ended March 31, 2002
---------------------------------

Net revenues for the first quarter of 2003 decreased $1,185,000 (26.2%) to $3,334,000 compared to $4,519,000 for the comparable period last year. The decrease is attributable primarily to a decrease in sales of software licenses, system integration services and repair services. Revenues from software licenses decreased in the current period compared to the prior year period because of a significant sale of FloPro software licenses to one customer in the first quarter of 2002. Revenues from system integration decreased in the current period compared to the prior year period because of postponements of program work to future periods by a significant customer and the recognition in the first quarter of 2002 of significant services revenue for which costs had been previously incurred; revenue recognition had been postponed pending realization due to the uncertainty of collection of such revenue. Revenues from repair services decreased because of spending declines by the Company's customers. Management expects that net revenues for the last nine months of 2003 will be comparable to the year earlier period based on the current order rate and scheduled deliveries.

Gross profit for the first quarter of 2002 decreased $787,000 (54.8%) to $650,000 compared to $1,436,000 for the comparable period last year. Gross profit as a percentage of revenue in the first quarter of 2003 was 19.5% compared to 31.8% in the comparable period last year. The decrease in the gross profit percentage results from the profit margins on the FloPro license sold in the first quarter of 2002 and the revenue from the system integration services in the first quarter of 2002 for which the costs were incurred in prior periods, as discussed in the first paragraph above. Management expects that gross profit margins will increase in the remaining quarters of the year as revenues increase over the revenue rate of the first quarter, and that the gross profit rates for the remaining nine months of 2002 will be comparable to the year earlier period.

Product development expenses incurred for software development for the first quarter of 2003 decreased $145,000 (76.4%) to $45,000 compared to $190,000 for the comparable period last year. The decrease is attributable to a reduction of development efforts and an emphasis on software and systems support. Management expects that product development expenses will increase moderately in the remaining quarters of 2003 as development and enhancement efforts are planned to increase moderately.

Selling, general and administrative expenses for the first quarter of 2003 decreased $83,000 (6.4%) to $1,203,000 compared to $1,286,000 for the comparable period last year and increased as a percentage of net revenue to 36.1% in the first quarter of 2003 from 28.5% in the comparable period of 2002. The decrease results primarily from decreases in staff levels and certain sales and marketing costs in the current period compared to the year earlier period. Management expects that selling, general and administrative expenses will increase moderately in the remaining quarters of 2003 because of an expansion of its marketing and sales initiatives compared to current activities as management anticipates new product releases and related sales and marketing efforts on such new products during the remaining months of 2003.

Interest expense for the first quarter of 2003 increased $43,000 (26.1%) to $206,000 compared to $163,000 for the comparable period last year. The increase results primarily from higher overall average borrowing levels during the current period compared to the year ago period.

Sundry income was not significant in either reported period.

Liquidity and Capital Resources
-------------------------------

Primary sources of liquidity are advances under subordinated debt agreements and the Company's secured lines of credit that total $1,575,000 as of March 31, 2003 from LaSalle Business Credit ("LBCI") and $225,000 from Compass Bank. As of March 31, 2003, the Company had $1,428,000 outstanding under the lines of credit and approximately $77,000 of additional borrowing capacity available under such credit lines. The Company's operations used $598,000 in cash during the first quarter of 2003 as a result of the net loss and the effects of changes in working capital and the noncash depreciation and amortization charges. During the first quarter of 2003, the Company also used $15,000 of cash in net line of credit and long-term debt repayments. Primary sources of cash in the first quarter of 2003 were $625,000 from proceeds from sales of subordinated promissory notes and warrants.

Management estimates that the Company will incur net cash losses in the next quarter and be cash neutral in the last two quarters of 2003. Based upon this projection, the Company will be in a net borrowing position in its second quarter of 2003 and will need to sell additional subordinated debt and warrants to sustain operations.

The Company is in compliance with the terms of its Compass Bank financing agreement. However, since mid-2001, the Company has not been in compliance with the certain financial covenants contained in the financing agreement with LBCI financing agreement under which it has two lines of credit. LBCI has issued a forbearance letter to the Company concerning these covenant violations provided that the Company makes progress on securing alternate sources of senior financing. In the forbearance letter, LBCI has specifically reserved its right to take any action permitted under the agreement, including the immediate pay down of its lines of credit through its lock box mechanism, without any notice to the Company. Pursuant to the April 25, 2003 amendment to the credit agreements between the Company and LBCI, LBCI has stated that in the event that the Company has not secured at least three financing proposals from alternative lenders by May 15, 2003, the lines of credit will be reduced by $175,000 at that date, and if the Company has not secured at least one financing commitment from an alternative lender by June 15, 2003, the lines of credit will be further reduced by $175,000 at that date.

In the short term, in addition to having to fund its projected net cash losses over the next quarter, the Company will be required to repay by term debt of approximately $18,000 per month, plus interest. Additionally, all of the subordinated debt, $3,804,000 plus accrued interest thereon is due currently.

Management is attempting to complete as soon as practical a private placement of preferred stock or subordinated debt to accredited investors, the proceeds of which would be applied to the repayment of bank debt and other current liabilities plus new liabilities arising from operations. Management is also attempting to secure alternative working capital arrangements with commercial credit companies in an amount sufficient to sustain operations and to replace the expiring LBCI credit facilities. Management can offer no assurance that it can secure alternative working capital facilities or that the proposed private placements of preferred stock or subordinated will be successful. Additionally, management can offer no assurance that if the Company is successful in securing alternative working capital facilities, or if the private placement of subordinated notes or preferred stock should occur, that the funds raised will be sufficient to fund future operations. If the efforts to secure alternative or additional capital are not successful, the Company will not have sufficient liquidity to satisfy its liabilities and obligations as they become due and it may be forced to curtail operations, sell product lines or sell the Company to a third party.

Uncertainties Relating to Forward Looking Statements
----------------------------------------------------
"Item 2. Management's Discussion and Analysis of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

- Uncertainties discussed elsewhere in "Management's Discussion and Analysis of Operation" above;
- The potential inability to raise additional equity or debt financing in a sufficient amount to sustain operations and allow management to execute its strategies;
- The potential inability to convince its lead bank, LBCI, to continue its forbearance and exercising its remedies available to LBCI resulting from loan covenant violations;
- A further decline of economic conditions in general and conditions in the automotive manufacturing industry in particular;
- Delays in introduction of planned hardware and software product offerings;
- Reductions in product life cycles;
- Changes in customer requirements or reductions in demand for the Company's products and services;
- The inability of the Company to successfully implement its strategy to participate effectively in the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions or to effectively changes its corporate strategy to capitalize on market changes.

Item 3.  Controls and Procedures

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

(b) During the quarter ended March 31, 2003, the Company filed a report on Form 8-K concerning its press release dated March 31, 2003 concerning its fourth quarter and year ended December 31, 2002 operating results.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Nematron Corporation


May 14, 2003                                /s/ Matthew S. Galvez
------------                                ----------------------------------
Date                                        Matthew S. Galvez, President & CEO



May 14, 2003                                /s/ David P. Gienapp
------------                                ----------------------------------
Date                                        David P. Gienapp, Vice President -
                                            Finance and Administration

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002




I, Matthew S. Galvez, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nematron Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003


/s/ Matthew S. Galvez
---------------------
Matthew S. Galvez
Chief Executive Officer


See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002




I, David P. Gienapp, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nematron Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003


/s/ David P. Gienapp
--------------------
David P. Gienapp
Chief Financial Officer


See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

                                INDEX TO EXHIBITS

Exhibit
Number                Description of Exhibit

4.1 Amended and Restated Promissory Note in the amount of $225,000 between Compass Bank and Optimation, Inc. dated April 3, 2003

4.2 Amended Subordinated Promissory Note between North Coast Technology Investors, L.P. and the Registrant dated April 14, 2003

4.3 Amendment dated April 25, 2003, to the Amended and Restated Loan and Security Agreement dated as of June 30, 2000 between the A-OK Controls Engineering, Inc. and LaSalle Business Credit, Inc.

4.4 Amendment, dated April 25, 2003, to the Amended and Restated Loan and Security Agreement dated as of June 30, 2000 between the Company and LaSalle Business Credit, Inc.

99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002