Form 10QSB/A
period 2002-03-31
NEMATRON CORP
filed 2003-05-28
CIK 892832

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

The Company hereby amends its Form 10-QSB for the quarterly period ended March 31, 2003 by filing this Form 10-QSB/A to revise its description of the line of credit facility between Compass Bank and its wholly-owned subsidiary, Optimation, Inc. as described in Note 6 to the condensed financial statements in Part I.

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

 The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement with Compass Bank, an Alabama-based bank (the "Optimation Loan Agreement"). The Company and Compass Bank have been renewing the Optimation Loan Agreement on consecutive 90-day revolving bases since the Company acquired Optimation in March 2001. The Optimation Loan Agreement, amended through January 3, 2003, provided for a total line of credit of $270,000 that reduces in amount with all principal repayments made (the "Optimation credit facility"). The amount available under the Optimation credit facility is limited by a borrowing formula that allows for advances up to a maximum of the sum of a specified percentage of eligible accounts receivable and a specified amount of inventory. Amounts borrowed under the Optimation line of credit facility total $225,000 at March 31, 2003, and such borrowings bear interest at the prime rate plus .50% (5.25% effective rate at March 31, 2003), but not less than 5.0% per annum. The Optimation Loan Agreement required monthly repayments of $15,000 during its 90-day period, and prohibits the transfer of funds from Optimation to the parent company except for customary inter-company cost reimbursements. The Optimation line of credit is collateralized by substantially all assets of Optimation, a guaranty by Nematron and a partial guaranty by Optimation's president. The Optimation Loan Agreement provided for the credit facility through April 3, 2003, and it had not been renewed as of May 14, 2003. Management expects that the facility will renewed in the amount of the current balance on substantially the same terms and conditions as the current facility. On May 23, 2003, the Company renewed the Optimation Agreement and Optimation credit facility and in connection therewith, paid an additional $41,250 against the principal of the note to allow Compass Bank to release the partial guaranty by Optimation's president. The balance of the line of credit, after payment of the additional principal on May 23, 2003, is $173,750. The credit facility matures on October 3, 2003. The Company expects that the Optimation Loan Agreement will be renewed at that time on substantially the same terms as the current credit facility until the balance of the line is repaid in full.

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