Form 10QSB
period 2003-06-30
NEMATRON CORP
filed 2003-08-18
CIK 892832

+===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

               [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2003


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         No par value Common Stock: 15,744,472 outstanding as of August 14, 2003

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements

                      Nematron Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                       June 30, 2003 and December 31, 2002

                                                      June 30,
                                                       2003         December 31,
                                                    (Unaudited)         2002
                                                    -----------         ----
                   Assets
                   ------
Current assets:
     Cash and cash equivalents                         $92,727         $103,802
     Accounts receivable, net of allowance
     for doubtful accounts of $75,000 at
     June 30, 2003 and December 31, 2002             2,753,498        2,342,400
     Inventories (Note3)                             1,634,311        1,653,844
     Prepaid expenses and other current assets         192,084          172,550
                                                   ------------      ----------
              Total current assets                   4,672,620        4,272,596
Property and equipment, net of accumulated
  depreciation of $7,701,806 at June 30, 2003
  and $7,563,474 at December 31, 2002                1,709,781        1,850,392
Goodwill, net of amortization (Note 4)               2,922,122        2,922,122
Intangible assets (Note 5):
     Software and related development costs,
     net of amortization                               516,861          574,407
     Other intangible assets, net of amortization      309,106          404,159
                                                   -----------      -----------
              Total assets                         $10,130,490      $10,023,676
                                                   ===========      ===========

                      Liabilities and Shareholders' Deficit
                      -------------------------------------
Current liabilities:
     Notes payable to banks (Note 6)                $1,466,710       $1,397,317
     Accounts payable                                1,755,768        1,582,958
     Deferred revenue and other accrued expenses     2,024,315        1,748,594
     Subordinated debt (Note 7)                      4,312,500        3,179,000
     Current maturities of long-term debt (Note 8)     171,221          169,255
                                                   -----------      -----------
              Total current liabilities              9,730,514        8,077,124
Long-term debt, less current maturities (Note 8)     2,431,230        2,522,740
                                                   -----------      -----------
              Total liabilities                     12,161,744       10,599,864
Shareholders' deficit:
     Common stock, no par value, 30,000,000 shares
     authorized, 15,744,472 shares outstanding      33,283,166       33,246,346
     Accumulated comprehensive income                    4,488           25,645
     Accumulated deficit                           (35,318,908)     (33,848,179)
                                                   -----------      -----------
              Total shareholders' deficit           (2,031,254)        (576,188)
                                                   -----------      -----------

              Total liabilities and
              shareholders' deficit                $10,130,490      $10,023,676
                                                   ===========      ===========

                      Nematron Corporation and Subsidiaries
                 Consolidated Condensed Statements of Operations
                    For The Three-and Six-Month Periods Ended
                             June 30, 2003 and 2002

                                          Three Months Ended June 30,         Six Months Ended June 30,
                                          ---------------------------         -------------------------
                                              2003           2002                2003           2002
                                           (Unaudited)    (Unaudited)         (Unaudited)    (Unaudited)
                                           ----------     ----------          ----------      ---------

Net revenues                               $3,088,658      $3,616,826         $6,422,881      $8,136,438
Cost of revenues                            2,335,101       2,835,348          5,019,629       5,916,308
                                           ----------      ----------         ----------      ----------
              Gross profit                    753,557         781,478          1,403,252       2,220,130
Operating expenses:
     Software development costs                91,914         170,336            136,807         356,516
     Selling, general, administrative       1,068,597       1,251,990          2,271,975       2,545,051
                                           ----------      ----------         ----------      ----------
     Total operating expenses               1,160,511       1,422,326          2,408,782       2,901,567
                                           ----------      ----------         ----------      ----------
Operating loss                               (406,954)       (640,848)        (1,005,530)       (681,437)
Other income (expense):
     Interest expense                        (270,503)       (334,778)          (476,098)       (497,779)
     Sundry income                              6,276          14,437             10,899          25,106
                                           ----------      ----------         ----------      ----------
     Total other income (expense)            (264,227)       (320,341)          (465,199)       (472,673)
                                           ----------      ----------         ----------      ----------
Loss before income taxes                     (671,181)       (961,189)        (1,470,729)     (1,154,110)
Income taxes (Note 7)                              -0-             -0-                -0-             -0-
                                           ----------      ----------         ----------      ----------
Net loss                                    $(671,181)      $(961,189)       $(1,470,729)    $(1,154,110)
                                           ==========      ==========         ==========      ==========
Per share amounts (Note 8):
     Basic and diluted                $         (0.04)$        (0.06)     $        (0.09) $       (0.07)
Weighted average shares
    outstanding (Note 8):
     Basic and diluted                     15,744,472      15,744,472         15,744,472      15,744,472


                      Nematron Corporation and Subsidiaries
             Consolidated Condensed Statements of Comprehensive Loss
        For The Three-and Six-Month Periods Ended June 30, 2003 and 2002


                                          Three Months Ended June 30,         Six Months Ended June 30,
                                          ---------------------------         -------------------------
                                              2003           2002                2003           2002
                                           (Unaudited)    (Unaudited)         (Unaudited)    (Unaudited)
                                           ----------     ----------          ----------      ---------


Net loss                                   $(671,181)      $(961,189)         $(1,470,729)    $(1,154,110)
Other comprehensive income (loss) -
    equity adjustment from foreign
    translation                               (1,920)         19,767              (21,157)         14,496
                                           ---------       ---------          -----------     -----------
Comprehensive loss                         $(673,101)      $(941,422)         $(1,491,886)    $(1,139,614)
                                           ==========      ==========         ==========      ===========

                      Nematron Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                         For The Six-Month Periods Ended
                             June 30, 2003 and 2002

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        2003             2002
                                                    (Unaudited)      (Unaudited)
                                                    -----------      -----------
Cash flows from operating activities:
     Net loss                                      $(1,470,729)     $(1,154,110)
     Adjustments to reconcile net loss to net
     cash flows used in operating activities:
         Depreciation                                  146,624          228,309
         Amortization (Notes 4 and 5)                  152,600          251,446
         Non-cash interest expense for beneficial
         conversion feature (Note 7)                    36,820          154,117
         Loss (gain) on disposal of equipment             (833)          18,503
         Changes in assets and liabilities that
         provided (used) cash:
              Accounts receivable                     (411,098)         584,286
              Inventories                               19,533           25,918
              Prepaid expenses and other
              current assets                           (19,534)         (78,207)
              Accounts payable                         172,812          426,955
              Deferred revenue and accrued expenses    275,725         (554,801)
                                                    ----------         --------
              Net cash used in operating activities (1,098,080)         (97,584)

Cash flows from investing activities:
     Additions to property and equipment                (8,010)         (73,742)
     Proceeds from disposals of property and
     equipment                                           2,824            1,094
                                                    ----------         --------
              Net cash used in investing activities     (5,186)         (72,648)

Cash flows from financing activities:
     Proceeds from issuance of subordinated notes
     and warrants (Note 7)                           1,133,500          949,000
     Payments of long-term debt                        (89,545)        (410,941)
     Increase (decrease) in notes payable to bank       69,393         (553,817)
                                                    ----------         --------
              Net cash provided by (used in)
              financing activities                   1,113,348          (15,758)

Foreign currency translation effect                    (21,157)          14,496

Net decrease in cash and cash equivalents              (11,075)        (171,494)
Cash at beginning of period                            103,802          291,726
                                                    ----------         --------
Cash at end of period                               $   92,727         $120,232
                                                    ==========         ========


Supplemental disclosures of cash flow information:
     Cash paid for interest                           $179,158         $391,746
     Cash paid for income taxes                            --               --

                      Nematron Corporation and Subsidiaries
              Notes To Consolidated Condensed Financial Statements
                   For The Three- and Six-Month Periods Ended
                             June 30, 2003 and 2002

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

The results of operations for the three-month and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


Recent Accounting Pronouncements
--------------------------------
In May 2003, the Financial Accounting Standards Board (FASB) issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will impact the Company's financial position.



Note 2 - Inventories

Inventories consist of the following at June 30, 2003 and December 31, 2002:

                                                        June 30,    December 31,
                                                          2003          2002
                                                          ----          ----
      Purchased parts and accessories                  $1,045,769    $1,085,811
      Work in process                                     317,093       247,730
      Finished goods, demo units and service stock        271,449       320,303
                                                       ----------    ----------
          Total Inventories                            $1,634,311    $1,653,844
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

A summary of capitalized software and related development costs as of June 30, 2003 is as follows:

      Balance, January 1, 2003                                        $574,407
      Additions                                                            --
      Amortization                                                     (57,546)
                                                                      --------
          Total Capitalized software                                  $516,861
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

A summary of activity in the intangible asset account as of June 30, 2003 is as follows:

      Balance, January 1, 2003                                        $404,159
      Additions                                                            --
      Amortization                                                     (95,053)
                                                                      --------
          Total Other Intangible Assets                               $309,106
                                                                      ========

Note 6 - Notes Payable to Banks

The Company and its subsidiary, A-OK Controls, are parties to two loan and security agreements (the "Agreements") with LaSalle Business Credit, Inc. a Wisconsin-based bank ("LBCI"). The Agreements, as amended through July 15 2003, provided for a total of $1,225,000 as of June 30, 2003 and $900,000 beginning July 15 through July 31, 2003 when the facility was terminated. The Agreements provided for credit facilities through August 15, 2003 but further provide that in the event that the Company shall fail to repay to LBCI all amounts borrowed as of July 31, 2003, Nematron shall pay LBCI a fee of $10,000. As a condition of LBCI extending the Agreements beyond their previously set expiration date of July 15, 2003, Nematron was required, and did, repay a total of $500,000 of the amounts it had borrowed under the line of credit facilities as of July 15, 2003. These funds were borrowed under a credit agreement from North Coast Technology Investors, LLP (the "North Coast Credit Facility"). Additionally, the Company repaid the LBCI lines of credit in their entirety on July 31, 2003 with funds borrowed under the North Coast Credit Facility. Mr. Hugo Braun, a former director of the Company, is a partner of North Coast Technology Investors, LLP.

The amount available under the LBCI lines of credit were limited by a borrowing formula that allowed for advances up to a maximum of a specified percentage of eligible accounts receivable, less the amount, if any, of outstanding letters of credit issued by the Company. Amounts borrowed under the line of credit facility totaled $1,312,960 at June 30, 2003. Borrowings under the LBCI line of credit carried an interest rate of prime plus 4.50% (8.50 % effective rate at June 30, 2003). The LBCI line of credit was collateralized by substantially all assets of the Company and a second position on the mortgage on the Company's Ann Arbor facility. The LBCI Agreements contained several financial covenants, including specified levels of tangible net worth, interest coverage and debt service coverage. The terms of the Agreement also prohibited the payment of dividends, limited the amount of annual capital expenditures and included other restrictive covenants. The Company had not been in compliance with the tangible net worth, interest coverage and debt service coverage covenants since June 2001. The bank had issued forbearance letters to the Company concerning these covenant violations. In such letters the bank had specifically reserved its right to take any action permitted under the Agreements in the future without any notice to the Company. LBCI had agreed not to require immediate repayment of the amounts borrowed until further notice through August 15, 2003 under the conditions that there occurs no additional defaults or material adverse change in the Company or its business, that the Company use its best efforts to refinance its liabilities with another lender as soon as practicable, and that the Agreements be changed to reflect an August 15, 2003 repayment date.

Terms of the North Coast Credit Facility, under which the Company began borrowing on July 15, 2003 and proceeds of which were used to pay off the LBCI lines of credit, have not been fully negotiated nor set forth in a written agreement as of August 14, 2003. However, the interest rate has been established at the prime rate plus 5% and borrowings are limited to a maximum of a specified percentage of eligible billed and unbilled accounts receivables. Borrowings under the North Coast Credit Facility are collateralized by substantially all assets of the Company and a second position on the mortgage on the Company's Ann Arbor facility. Management anticipates that all other terms and conditions of the borrowing arrangement will be agreed to in the third quarter.

The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement with Compass Bank, an Alabama-based bank (the "Optimation Loan Agreement"). The Company and Compass Bank have been renewing the Optimation Loan Agreement on consecutive 90 to 180 day revolving bases since the Company acquired Optimation in March 2001. The Optimation Loan Agreement, last amended as of April 3, 2003, provides for a total line of credit of $225,000 that reduces in amount with all principal repayments made (the "Optimation credit facility"). The amount available under the Optimation credit facility is limited by a borrowing formula that allows for advances up to a maximum of the sum of a specified percentage of eligible accounts receivable and a specified amount of inventory. Amounts borrowed under the Optimation line of credit facility total $153,750 at June 30, 2003, and such borrowings bear interest at the prime rate plus .50% (5.0% effective rate at June 30, 2003), but not less than 5.0% per annum. The Optimation Loan Agreement requires monthly repayments of $15,000 during its term now extending to October 3, 2003, and prohibits the transfer of funds from Optimation to the parent company except for customary inter-company cost reimbursements. The Optimation line of credit is collateralized by substantially all assets of Optimation and a guaranty by Nematron. Management expects that the facility will be renewed on or about October 3, 2003 on substantially the same terms and conditions as the current facility until the balance of the line is repaid in full.


Note 7 -Subordinated Debt

Subordinated debt consists of the following:
                                                        June 30,    December 31,
                                                          2003          2002
                                                          ----          ----
       Convertible subordinated promissory notes,
       interest at 10% per annum, due August 31, 2001.
       Accrued interest and the principal of the note
       may be converted into common stock at the lower
       of $0.09 per share or the lowest price of the
       underlying common stock during the period
       the notes are outstanding.                      $1,200,000    $1,200,000

       Convertible subordinated promissory notes,
       interest at 8% per annum, due October 15, 2002.
       The notes may be converted into preferred stock
       during the period the notes are outstanding,
       and the terms of the preferred stock, if
       issued, would allow the holders to convert the
       preferred stock into common stock on a
       one-for-one basis.                                 200,000       200,000

       Convertible subordinated promissory notes,
       interest at 14% per annum, due on demand. The
       notes may be converted into preferred stock
       during the period the notes are outstanding,
       and the terms of the preferred stock, if issued,
       would allow the holders to convert the
       preferred stock into common stock on a
       one-for-one basis.                               2,732,500     1,779,000
                                                       ----------    ----------
       Total                                           $4,312,500    $3,179,000
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

The 14% Subordinated Promissory Notes
-------------------------------------
The 14% subordinated promissory notes due on demand (the "14% Notes") were issued pursuant to an agreement initially dated in October 2001 and modified in March and October 2002. The modified agreement allows the Company to draw up to $3 million upon request and upon approval by the 14% Note holder upon its sole discretion. In the event of any equity financing by the Company, the 14% Note holder may convert any or all of the outstanding principal of the 14% Note and accrued interest thereon into the securities offered in such financing at the offering price per share. The modified agreement further provides that the principal and accrued interest payable under the 14% Note may be converted in whole or part into either shares of Common Stock or shares of Series A Preferred Shares beginning on September 1, 2002 at $0.10 per share. Provisions of the

Series A Preferred Shares include: a) participation in dividends, if any, with the Common Stock shareholders; b) a liquidation preference up to the initial purchase price of the Series A Preferred Shares; c) a conversion feature allowing conversion into Common Stock on a one-to-one basis; d) full voting powers; e) the right to elect one person to the Board of Directors; f) the consent of a majority in interest of the Series A Preferred will be required to
(i) purchase or redeem any Common or Preferred Stock, (ii) authorize or issue any senior or parity securities, (iii) declare or pay dividends on or make any distribution on account of the Common Stock, (iv) merge, consolidate or sell or assign all or substantially all of the Company's assets, (v) increase or decrease authorized Preferred Stock and (vi) amend Articles or Incorporation to change the rights, preferences, privileges or limitations of any Preferred Stock; g) the conversion price for the Series A Preferred shall be subject to proportional antidilution protection for stock splits, stock dividends, etc. and in the event that the Company issues additional shares of Common Stock or Common Stock equivalents (other than shares issues to officers or employees of the Company pursuant to plans approved by the Company's board of directors) at a purchase price less than the applicable Series A Preferred conversion price, the Series A Preferred Stock conversion price shall be adjusted to that same lower purchase price; and h) each holder of Series A Preferred Stock shall have the right to participate in any Company financing up to its pro-rata ownership.

The 14% Notes sold included detachable warrants. The warrants, which are non-assignable, initially allowed the holders to purchase Common Stock at $0.10 per share (the "Per Share Warrant Price") in an amount of 20% of the principal of the 14% Notes and accrued interest thereon for a period of five years from the date of the advance (the "Warrants"). If at any time prior to the exercise of the Warrants the daily closing price of the Common Stock, as traded on the American Stock Exchange, falls below the Per Share Warrant Price for five consecutive days, the Per Share Warrant Price will be adjusted downward to the lowest price during such five trading day period. As the lowest price per share has been $0.05, the Per Share Warrant Price has been adjusted to that amount. In connection with the October 2002 modification the securities into which the Warrants could be converted were allowed to be converted into either Series A Preferred Stock as described above in addition to Common Stock.

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

A total of $750,000 of the 10% Notes and all of the 8% Notes and 14% Notes were issued to individuals or affiliates who were members of the Board of Directors at the date of issuance. On July 31, 2003, Mr. Hugo Braun, a partner of North Coast, resigned as a Board member. At June 30, 2003, a total of $608,110 of interest has been accrued for convertible subordinated promissory notes, including $506,493 related to notes due to related parties.

Note 8 - Long-Term Debt

Long-term debt includes the following debt instruments at June 30, 2003 and December 31, 2002:

                                                   June 30,         December 31,
                                                     2003              2002
                                                     ----              ----
      Variable rate term loan payable to a
      bank, interest at prime plus 3.5% per
      annum (7.5% effective rate at June 30,
      2003), payable in monthly installments
      of $31,000 through October 2005, at
      which time the remaining principal and
      interest is due. The term loan is
      collateralized by a mortgage on the
      Ann Arbor facility.                         $2,579,964        $2,663,056

      Other notes, secured by equipment               22,487            28,939
                                                  ----------        ----------
      Total long-term debt                         2,602,451         2,691,995
      Less current maturities                       (171,221)         (169,255)
                                                  ----------        ----------
      Long-term debt, less current maturities     $2,431,230        $2,522,740
                                                  ==========        ==========

Note 9 - Income Taxes

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

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                          2003         2002
                                                          ----         ----
      Net loss, as reported                            $(671,181)    $(961,189)
      Deduct:  Total stock-based employe
        compensation expense determined under
        fair value-based method for all awards,
        net of tax                                       (45,170)      (67,187)
                                                       ---------     ---------
          Pro forma net loss                           $(716,351)  $(1,028,376)
                                                       =========   ===========

      Loss per share:
        Basic and diluted, as reported                    $(0.04)       $(0.06)
        Basic and diluted, pro forma                      $(0.05)       $(0.07)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2003             2002
                                                          ----             ----
      Net loss, as reported                           $(1,470,729)  $(1,154,110)
      Deduct:  Total stock-based employee
        compensation expense determined under
        fair value-based method for all awards,
        net of tax                                        (99,957)     (133,753)
                                                      -----------   -----------
          Pro forma net loss                          $(1,570,686)  $(1,287,863)
                                                      ===========   ===========
      Loss per share:
        Basic and diluted, as reported                     $(0.09)       $(0.07)
        Basic and diluted, pro forma                       $(0.10)       $(0.08)


Note 10 - Loss Per Share

The weighted average shares outstanding used in computing loss per share were 15,744,472 for the three- and six-month periods ended June 30, 2003 and 2002.

For the three- and six-month periods ended June 30, 2003 and 2002, outstanding options and warrants were not included in the computation of diluted loss per share because the inclusion of such securities is antidilutive. Information relative to the excluded options and warrants is as follows:

                          Outstanding Options           Outstanding Warrants
                        -------------------------     -------------------------
                                     Expiration                    Expiration
     Quarter Ended       Amount         Dates          Amount         Dates
     -------------      ---------    ------------     ---------    -----------

     June 30, 2003      1,795,850    2005 to 2011     7,025,000    2006 to 2008
     June 30, 2002      2,162,942    2003 to 2011     2,286,882    2002 to 2006


     Six Months Ended
     ----------------
     June 30, 2003      1,795,850    2005 to 2011     7,025,000    2006 to 2008
     June 30, 2002      2,162,942    2003 to 2011     1,887,822    2002 to 2006

Item 2.  Management's Discussion and Analysis of Results of Operations

Three- and Six Month Periods Ended June 30, 2003 Compared With The
------------------------------------------------------------------
Three- and Six-Month Periods Ended June 30, 2002
------------------------------------------------

         Net revenues for the three- and six-month periods ended June 30, 2003 decreased $528,000 (14.6%) and $1,714,000 (21.1%), respectively, to $3,089,000 and $6,423,000, respectively, compared to the same periods last year. The net revenue decrease in the three- and six-month periods ended June 30, 2003 compared to the prior year period results from lower sales of all product lines except bundled Industrial Control Computers ("ICCs"), which increased 231% and 142%, respectively. Generally, revenues from non-bundled ICCs and other hardware control products, system integration services, repair services and software licenses for the three- and six-month periods ended June 30, 2003 were below the prior year periods as customers have continued to restrict their capital spending. In addition, revenues from software licenses in the six-month period ended June 30, 2002 included a significant sale of software licenses to one customer/end user pursuant to a program that was not extended by the customer beyond 2002. Finally, revenues from system integration services in the six-month period ended June 30, 2002 included revenue recognized from one customer for certain application services performed in 2001 and 2000, the revenue from which was previously not recorded pending certainty of collection. Management expects that net revenues for the last six months of 2003 will increase compared to the first six-month period and will be comparable to the year earlier period based on the current order rate and scheduled deliveries.

         Gross profit for the three- and six-month periods ended June 30, 2003 decreased $28,000 (3.6%) and $817,000 (36.8%), respectively, to $754,000 and
$1,403,000, respectively, compared to the same periods last year. Gross profit as a percentage of net revenues for the three- and six-month periods ended June 30, 2003 was 24.4% and 21.8% respectively, compared to 21.6% and 27.3% in the same periods last year. The increase in gross profit percentage in the three-month period ended June 30, 2003 results from lower material costs, lower software amortization costs and lower personnel costs in the current period compared to the year ago period. The decrease in gross profit percentage in the six-month period ended June 30, 2003 results from these same factors, offset by the profit margins on the FloPro license sold in the current period and the revenue from the system integration services for which the costs were incurred in prior periods, as discussed in the first paragraph above. Management expects that gross profit margins will remain relatively constant with the margin realized in the second quarter of 2003 as the mix of sales in the remaining two quarters of 2003 is expected to be similar to the sales mix experienced in the first six months of the year, based on the current backlog and forecasts.

         Software development expenses for the three- and six-month periods ended June 30, 2003 decreased $78,000 (46.0%) and $220,000 (61.6%), respectively, to $92,000 and $137,000, respectively, compared to the same periods last year. The decreases are attributable to smaller development staffs and lower overhead and other fixed costs. Management expects that product development expenses will increase moderately in the remaining quarters of 2003 as development and enhancement efforts are planned to increase moderately.

         Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2003 decreased $183,000 (14.6%) and $273,000 (10.7%) to $1,069,000 and $2,272,000, respectively, compared to the comparable periods last year. The decreases result primarily from more efficient marketing and sales initiatives during the current quarter compared to the comparable period last year and the effects of cost reduction initiatives implemented over the last two years. Management expects that selling, general and administrative expenses will increase moderately in the remaining quarters of 2003 because of an expansion of its marketing and sales initiatives compared to current activities as management anticipates several new product releases during the remaining months of 2003.

         Interest expense for the three- and six-month periods ended June 30, 2003 decreased $64,000 (19.2%) and $21,000 (4.4%), respectively, to $271,000 and

$476,000, respectively, compared to the comparable periods last year. Interest expense for the three- and six-month periods ended June 30, 2003 includes $37,000 of non-cash interest expense related to the beneficial conversion feature of warrants sold in 2003 wherein the conversion price of the warrants was below the market price of the common stock into which the warrants may be converted, on the date of the sale of the warrants and convertible subordinated debt which raised $1,134,000. Interest expense for the three- and six-month periods ended June 30, 2001 includes $153,000 and $154,000 of non-cash interest expense related to the beneficial conversion feature of warrants sold in 2002 wherein the conversion price of the warrants was below the market price of the common stock into which the warrants may be converted, on the date of the sale of the warrants and convertible subordinated debt which raised $949,000. Absent the non-cash charges for the beneficial conversion features described above, interest expense for the three- and six-month periods ended June 30, 2003 would have increased $52,000 and $95,000, respectively, compared to the comparable 2002 periods, resulting from higher borrowing levels in 2003 compared to 2002. Management expects that interest expense will increase in the remaining quarters of 2003 because of anticipated higher borrowing levels.

         Sundry income was not significant in either reported period.

Liquidity and Capital Resources
-------------------------------

         Primary sources of liquidity are advances under subordinated debt agreements and the Company's secured lines of credit. As of June 30, 2003, the Company had $1,466,710 outstanding under its lines of credit and no additional borrowing capacity available under those credit lines. However, since June 30, 2003, the Company has repaid all amounts owed to LBCI under its terminated lines of credit and entered into a new credit facility with North Coast as its senior lender. The Company's operations used $1,098,000 in cash during the first six months of 2003 as a result of the net loss and the effects of changes in working capital and the noncash depreciation and amortization and interest charges. During the first six months of 2003, the Company also used $8,000 for property additions, $90,000 for payments of long-term debt and increased its borrowings under its lines of credit by $69,000. Primary sources of cash in the first quarter of 2003 were $1,134,000 from proceeds from sales of subordinated promissory notes and warrants.

         Management believes that the Company will incur net cash losses during the next two quarters even if it continues to defer payment of the principal amount of subordinated debt and the accrued interest thereon. Based upon this projection, the Company will be in a net borrowing position and will need to sell additional subordinated debt and warrants to sustain operations.

         The Company had not been in compliance with the tangible net worth, interest coverage and debt service coverage covenants under the LBCI line of credit Agreements since June 2001. LBCI had issued forbearance letters to the Company concerning these covenant violations wherein LBCI specifically reserved its right to take any action permitted under the Agreements in the future without any notice to the Company. On July 31, 2003, the Company repaid the lines of credit from LBCI in total and entered into a new credit agreement with North Coast which has expanded the Company's ability to borrow under a line of credit arrangement by increasing the maximum line and including un the borrowing formula the Company's unbilled accounts receivable.

         In the short term, in addition to having to fund its projected net cash losses over the next two quarters, the Company will be required to repay term debt of approximately $18,000 per month, plus interest. Additionally, all of the subordinated debt, $4,312,500 plus accrued interest thereon as of June 30, 2003, is due currently.

         Management is attempting to complete as soon as practical a private placement of subordinated debt to accredited investors, the proceeds of which would be applied to reduce the North Coast line of credit debt and other current liabilities plus any new liabilities arising from operations. Management can offer no assurance that it can secure sufficient alternative working capital facilities or that a private placement of subordinated debt will be successful. Additionally, management can offer no assurance that if the Company is successful in securing alternative working capital facilities, or if the private placement of subordinated notes should occur, that the funds raised will be sufficient to fund future operations. If the efforts to secure alternative or additional capital are not successful, the Company will not have sufficient liquidity to satisfy its liabilities and obligations as they become due and it may be forced to curtail operations, sell product lines or sell the Company to a third party.

Uncertainties Relating to Forward Looking Statements
----------------------------------------------------

         "Item 2. Management's Discussion and Analysis of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

-- Uncertainties discussed elsewhere in "Management's Discussion and Analysis of
   Operation" above;
-- The potential inability to raise additional equity or debt financing in a sufficient amount to sustain operations and allow management to execute its strategies;
-- Continued forbearance by the subordinated debt holders in exercising their right to demand immediate payment of all subordinated debt and accrued interest thereon;
-- Continued cooperation of the Company's vendors in accepting payment beyond such vendors' normal payment terms;
-- A further decline of economic conditions in general and conditions in the automotive manufacturing industry in particular;
-- Delays in introduction of planned hardware and software product offerings;
-- Reductions in product life cycles;
-- Changes in customer requirements or reductions in demand for the Company's products and services;
-- The inability of the Company to successfully implement its strategy to participate effectively in the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions or to effectively changes its corporate strategy to capitalize on market changes.



Item 3.      Controls and Procedures

         Our Chief Executive Officer and Chief Accounting Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

(b) During the quarter ended June 30, 2003, the Company filed a report on Form 8-K concerning its press release dated May 16, 2003 concerning its first quarter ended March 31, 2003 operating results.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Nematron Corporation


August 14, 2003                             /s/ Matthew S. Galvez
---------------                             ---------------------
Date                                        Matthew S. Galvez, President & CEO


August 14, 2003                             /s/ Tina M. Raiford
---------------                             -------------------
Date                                        Tina M. Raiford, Controller

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Matthew S. Galvez, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nematron Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and
   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: August 14, 2003


/s/ Matthew S. Galvez
---------------------
Matthew S. Galvez
Chief Executive Officer


See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report as an exhibit.

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Tina M. Raiford, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nematron Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and
   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: August 14, 2003


/s/ Tina M. Raiford
-------------------
Tina M. Raiford
Controller and Chief Accounting Officer


See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report as an exhibit.

                               INDEX TO EXHIBITS

Exhibit
Number                       Description of Exhibit
------                       ----------------------

  4.1 Amendment dated July 15, 2003, to the Amended and Restated Loan and Security Agreement dated as of June 30, 2000 between the A-OK Controls Engineering, Inc. and LaSalle Business Credit, Inc.

  4.2 Amendment, dated July 15, 2003, to the Amended and Restated Loan and Security Agreement dated as of June 30, 2000 between the Company and LaSalle Business Credit, Inc.

 99.1 Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.