Form 10QSB
period 2003-09-30
NEMATRON CORP
filed 2003-11-13
CIK 892832

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

                      For the quarterly period ended September 30, 2003

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No par value Common Stock:
15,744,472 outstanding as of November 12, 2003

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements

                      Nematron Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                    September 30, 2003 and December 31, 2002

                                                   September 30,
                                                      2003          December 31,
                                                    (Unaudited)          2002
                                                   -----------      ------------
                            Assets
                            ------
Current assets:
     Cash and cash equivalents                        $123,835         $103,802
     Accounts receivable, net
       of allowance for doubtful accounts
       of $80,000 at September 30, 2003 and
       $75,000 at at December 31, 2002               2,739,952        2,342,400
     Inventories (Note3)                             1,528,500        1,653,844
     Prepaid expenses and other current assets         223,260          172,550
                                                    ----------      -----------
              Total current assets                   4,615,547        4,272,596
Property and equipment, net of accumulated
     depreciation of $7,768,202 at September 30,
     2003 and $7,563,474 at December 31, 2002        1,647,320        1,850,392
Goodwill, net of amortization (Note 4)               2,922,122        2,922,122
Intangible assets (Note 5):
     Software and related development costs,
     net of amortization                               488,088          574,407
     Other intangible assets, net of amortization      254,539          404,159
                                                    ----------      -----------
              Total assets                          $9,927,616      $10,023,676
                                                    ==========      ===========
                      Liabilities and Shareholders' Deficit
Current liabilities:
     Notes payable under lines of credit (Note 6) $  1,625,426     $  1,397,317
     Accounts payable                                1,547,156        1,582,958
     Deferred revenue and other accrued expenses     2,371,802        1,748,594
     Subordinated debt (Note 7)                      4,511,500        3,179,000
     Current maturities of long-term debt (Note 8)     172,479          169,255
                                                    ----------      -----------
              Total current liabilities             10,228,363        8,077,124
Long-term debt, less current maturities (Note 8)     2,382,659        2,522,740
                                                    ----------      -----------
              Total liabilities                     12,611,022       10,599,864
Shareholders' deficit:
     Common stock, no par value, 30,000,000 shares
     authorized, 15,744,472 shares outstanding      33,343,288       33,246,346
     Accumulated comprehensive income                   (1,013)          25,645
     Accumulated deficit                           (36,025,681)     (33,848,179)
                                                    ----------      -----------
              Total shareholders' deficit           (2,683,406)        (576,188)
                                                    ----------      -----------
              Total liabilities and
              shareholders deficit                  $9,927,616      $10,023,676
                                                    ==========      ===========

                                      Nematron Corporation and Subsidiaries
                                 Consolidated Condensed Statements of Operations
                                    For The Three-and Nine-Month Periods Ended
                                            September 30, 2003 and 2002

                                         Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                         ----------------------------   ---------------------------
                                              2003         2002              2003          2002
                                          (Unaudited)  (Unaudited)       (Unaudited)   (Unaudited)
                                          -----------  -----------       -----------   -----------

Net revenues                               $3,347,276  $3,450,069        $9,770,157   $11,586,507
Cost of revenues                            2,535,259   2,628,741         7,554,888     8,545,049
                                            ---------   ---------       -----------   -----------
              Gross profit                    812,017     821,328         2,215,269     3,041,458
Operating expenses:
     Software development costs               143,609     190,176           438,033       546,692
     Selling, general and
      administrative                        1,076,424   1,229,776         3,190,783     3,774,827
                                            ---------   ---------       -----------   -----------
     Total operating expenses               1,220,033   1,419,952         3,628,816     4,321,519
                                            ---------   ---------       -----------   -----------
Operating loss                               (408,016)   (598,624)       (1,413,547)   (1,280,061)
Other income (expense):
     Interest expense                        (303,362)   (233,437)         (779,459)     (731,215)
     Sundry income                              4,611      (5,254)           15,510        19,851
                                            ---------   ---------       -----------   -----------
     Total other income (expense)            (298,751)   (238,691)         (763,949)     (711,364)
                                            ---------   ---------       -----------   -----------
Loss before income taxes                     (706,767)   (837,315)       (2,177,496)   (1,991,425)
Income taxes (Note 7)                              -0-         -0-               -0-           -0-
                                            ---------   ---------       -----------   -----------
Net loss                                    $(706,767)  $(837,315)      $(2,177,496)  $(1,991,425)
                                            =========   =========       ===========   ===========
Per share amounts (Note 8):
     Basic and diluted                         $(0.04)     $(0.05)           $(0.14)       $(0.13)
                                            =========   =========       ===========   ===========
Weighted average shares
    outstanding (Note 8):
     Basic and diluted                     15,744,472  15,744,472       15,744,472    15,744,472
                                           ==========  ==========       ==========    ==========


                          Nematron Corporation and Subsidiaries
                 Consolidated Condensed Statements of Comprehensive Loss
         For The Three-and Nine-Month Periods Ended September 30, 2003 and 2002


                                         Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                         ----------------------------   ---------------------------
                                              2003         2002              2003          2002
                                          (Unaudited)  (Unaudited)       (Unaudited)   (Unaudited)
                                          -----------  -----------       -----------   -----------

Net loss                                   $(706,767)  $(837,315)       $(2,177,496)  $(1,991,425)
Other comprehensive income (loss) -
    equity adjustment from foreign
    translation                                5,501)      6,046            (26,658)       20,543
                                           ---------   ---------        -----------   -----------
Comprehensive loss                         $(712,268)  $(831,269)       $(2,204,154)  $(1,970,882)
                                           =========   =========        ===========   ===========

                      Nematron Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                        For The Nine-Month Periods Ended
                           September 30, 2003 and 2002

                                                    Nine Months Ended Sept. 30,
                                                    ---------------------------
                                                        2003             2002
                                                    (Unaudited)      (Unaudited)
                                                    -----------      -----------
Cash flows from operating activities:
  Net loss                                          $(2,177,496)    $(1,991,425)
  Adjustments to reconcile net
    loss to net cash flows used in
    operating activities:
      Depreciation                                      215,241         326,671
      Amortization (Notes 4 and 5)                      235,939         377,169
      Non-cash interest expense for beneficial
        conversion feature (Note 7)                      96,942         192,257
      Loss (gain) on disposal of equipment                 (948)         17,514
      Changes in assets and liabilities that
        provided (used) cash:
        Accounts receivable                            (397,552)        657,155
        Inventories                                     125,344         162,615
        Prepaid expenses and other current assets       (50,710)         (5,982)
        Accounts payable                                (35,798)        147,985
        Deferred revenue and accrued expenses           623,204        (399,858)
                                                      ---------        --------
        Net cash used in operating activities        (1,365,834)       (515,899)

Cash flows from investing activities:
  Additions to property and equipment                   (14,051)        (91,328)
  Proceeds from disposals of property
    and equipment                                         2,824           1,253
                                                      ---------        --------
        Net cash used in investing activities           (11,227)        (90,075)

Cash flows from financing activities:
  Proceeds from long-term debt agreement                    -         2,700,000
  Proceeds from issuance of subordinated
    notes and warrants (Note 7)                       1,332,500       1,424,000
  Increase (decrease) in notes payable under
    lines of credit                                     228,109        (680,446)
  Payments of long-term debt                           (136,857)     (2,959,469)
  Payment of deferred financing fees                        -           (33,287)
                                                      ---------        --------
        Net cash provided by (used in)
        financing activities                          1,423,752         450,798

Foreign currency translation effect                     (26,658)         20,543
                                                      ---------        --------
Net increase (decrease) in cash                          20,033        (134,633)
Cash at beginning of period                             103,802         291,726
                                                      ---------        --------
Cash at end of period                                 $ 123,835        $157,093
                                                      =========        ========


Supplemental disclosures of cash flow information:
  Cash paid for interest                               $272,811        $341,973
  Cash paid for income taxes                                 -              -

                      Nematron Corporation and Subsidiaries
              Notes To Consolidated Condensed Financial Statements
                   For The Three- and Nine-Month Periods Ended
                           September 30, 2003 and 2002

Note 1 - Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Nematron Corporation (the "Company") and its wholly-owned subsidiaries, Nematron Limited, a United Kingdom corporation, Nematron Canada Inc., a Canadian corporation, A-OK Controls Engineering, Inc. ("A-OK Controls"), a Michigan corporation, and Optimation, Inc. ("Optimation"), an Alabama corporation. All significant intercompany transactions and balances have been eliminated in consolidation.
     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commissio's rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.
     The results of operations for the three-month and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements
--------------------------------
     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not impact the Company's financial position.


Note 2 - Inventories

Inventories consist of the following at September 30, 2003
and December 31, 2002:
                                                 September 30,      December 31,
                                                     2003               2002
                                                 -----------        -----------
  Purchased parts and accessories                 $1,012,654         $1,085,811
  Work in process                                    243,873            247,730
  Finished goods, demo units and service stock       271,973            320,303
                                                  ----------         ----------
      Total Inventories                           $1,528,500         $1,653,844
                                                  ==========         ==========

Note 3 - Goodwill

     Goodwill was recorded in connection with the Companys acquisition of other entities during the years 1995 through 2001, and prior to January 1, 2002, the Company was amortizing goodwill over periods ranging from fifteen to twenty years. Effective with the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, that the Company adopted on January 1, 2002, the Company ceased amortizing goodwill in accordance with provisions of the pronouncement. However, goodwill is subject to certain impairment tests at least annually.


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

     A summary of capitalized software and related development costs as of September 30, 2003 is as follows:

  Balance, January 1, 2003                                           $574,407
  Additions                                                               --
  Amortization                                                        (86,319)
                                                                     --------
      Total Capitalized Software                                     $488,088
                                                                     ========

Note 5 - Other Intangible Assets

     Intangible assets, which consist primarily of acquired intangible assets, patent costs and deferred financing charges, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the assets range from three to ten years.
     The carrying value of intangible assets is periodically reviewed, and impairments are recognized when the expected future cash flows derived from such intangible assets are less than their carrying value.
     A summary of activity in the intangible asset account as of September 30, 2003 is as follows:

  Balance, January 1, 2003                                           $404,159
  Additions                                                               --
  Amortization                                                       (149,620)
                                                                     --------
      Total Other Intangible Assets                                  $254,539
                                                                     ========

Note 6 - Notes Payable Under Credit Lines

     The Company and its subsidiary, A-OK Controls, were parties to two loan and security agreements (the "Agreements") with LaSalle Business Credit, Inc. a Wisconsin-based bank ("LBCI"). The Agreements, as amended through July 15 2003, provided for a total of $1,225,000 as of June 30, 2003 and $900,000 beginning July 15 through July 31, 2003 when the facility was terminated. Nematron repaid a total of $500,000 of the amounts it had borrowed under the line of credit facilities as of July 15, 2003 and repaid the remaining amounts on July 31, 2003. These funds were borrowed under a promissory note from North Coast Technology Investors, LLP (the "Promissory Note"). Mr. Hugo Braun, a former director of the Company, is a partner of North Coast.
     Terms of the Promissory Note, under which the Company began borrowing on July 15, 2003, provide for a maximum facility of $1,700,000 payable on demand. The interest rate on amounts borrowed funds is 9.0% per annum. Borrowings under the Promissory Note, which total $1,516,676 as of September 30, 2003, are collateralized by substantially all assets of the Company and a second position on the mortgage on the Company's Ann Arbor facility.
     The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement with Compass Bank, an Alabama-based bank (the "Optimation Loan Agreement"). The Company and Compass Bank have been renewing the Optimation Loan Agreement on consecutive 90 to 180 day revolving bases since the Company acquired Optimation in March 2001. The Optimation Loan Agreement, last amended as of October 3, 2003, provides for a total line of credit of $108,750 that reduces in amount with all principal repayments made (the "Optimation credit facility"). The amount available under the Optimation credit facility is limited by a borrowing formula that allows for advances up to a maximum of the sum of a specified percentage of eligible accounts receivable and a specified amount of inventory. Amounts borrowed under the Optimation line of credit facility total $108,750 at September 30, 2003, and such borrowings bear interest at the prime rate plus .50% (5.0% effective rate at September 30, 2003), but not less than 5.0% per annum. The Optimation Loan Agreement requires monthly repayments of $15,000 from October 2003 to March 2004 and a final payment of $18,750 on April 30, 2004 at which time the loan will be repaid in its entirety. The Optimation Loan Agreement prohibits the transfer of funds from Optimation to the parent company except for customary inter-company cost reimbursements. The Optimation line of credit is collateralized by substantially all assets of Optimation and a guaranty by Nematron.

Note 7 - Subordinated Debt

Subordinated debt consists of the following:

                                                                        September 30,       December 31,
                                                                             2003                2002
                                                                             ----                ----
  Convertible subordinated promissory notes, interest at 10% per annum, due August 31, 2001.  Accrued interest and the principal of the note may be converted into common stock at the lower of
  $0.09 per share or the lowest price of the underlying common
  stock during the period the notes are outstanding.                     $1,200,000          $1,200,000

  Convertible subordinated promissory notes, interest at 8% per annum, due October 15, 2002.  The notes may be converted into preferred stock during the period the notes are outstanding, and the terms of the preferred stock, if issued, would allow the holders to
  convert the preferred stock into common stock on a one-for-one basis.     200,000             200,000

  Convertible subordinated promissory notes, interest at 14% per annum, due on demand.  The notes may be converted into preferred stock during the period the notes are outstanding, and the terms of the preferred stock, if issued, would allow the holders to convert the
  preferred stock into common stock on a one-for-one basis.               3,111,500           1,779,000
                                                                         ----------          ----------
  Total                                                                  $4,511,500          $3,179,000
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

The 8% Subordinated Promissory Notes
------------------------------------
     The 8% subordinated promissory notes due October 15, 2002 (the "8% Notes") included detachable warrants. The warrants, which are non-assignable, initially allowed the 8% Notes holders to purchase Common Stock at $0.22 per share (the "Per Share Warrant Price) at any time until March 31, 2007 (the "Warrants"). The Company did not repay the 8% Notes when due and in connection with the noteholders' forbearance, the conversion feature was modified to allow conversion into the same securities and at the same price as that set forth in the 14% Notes described below.

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

Related Party Notes and Accrued Interest
----------------------------------------
     A total of $750,000 of the 10% Notes and all of the 8% Notes and 14% Notes were issued to individuals or affiliates who were members of the Board of Directors at the date of issuance. On July 31, 2003, Mr. Hugo Braun, a partner of North Coast, resigned as a Board member. At September 30, 2003, a total of $756,698 of interest has been accrued for convertible subordinated promissory notes, including $643,739 related to notes due to related parties.

Note 8 - Long-Term Debt

     Long-term debt includes the following debt instruments at September 30, 2003 and December 31, 2002:
                                               September 30,        December 31,
                                                    2003               2002
                                                    ----               ----
  Variable rate term loan payable to a bank,
  interest at prime plus 3.5% per annum (7.5%
  effective rate at September 30, 2003), payable
  in monthly installments of $31,000 through
  October 2005, at which time the remaining
  principal and interest is due.  The term loan
  is collateralized by a mortgage on the Ann
  Arbor facility.                                $2,536,044          $2,663,056
  Other notes, secured by equipment                  19,094              28,939
  Total long-term debt                            2,555,138           2,691,995
  Less current maturities                          (172,479)           (169,255)
                                                 ----------          ----------
  Long-term debt, less current maturities        $2,382,659          $2,522,740
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

                                                 Three Months Ended Sept. 30,
                                                 ----------------------------
                                                      2003            2002
                                                      ----            ----
  Net loss, as reported                            $(706,767)      $(837,315)
  Deduct:  Total stock-based employee
    compensation expense determined under
    fair value-based method for all awards,
    net of tax                                       (26,714)        (54,787)
                                                   ---------       ---------
      Pro forma net loss                           $(733,481)      $(892,102)
                                                   =========       =========
  Loss per share:
    Basic and diluted, as reported                    $(0.04)         $(0.05)
    Basic and diluted, pro forma                      $(0.05)         $(0.06)

                                                   Nine Months Ended Sept. 30,
                                                   ---------------------------
                                                      2003            2002
                                                      ----            ----
  Net loss, as reported                          $(2,177,496)    $(1,991,425)
  Deduct:  Total stock-based employee
    compensation expense determined under
   fair value-based method for all awards,
    net of tax                                      (126,671)       (188,540)
                                                 -----------     -----------
      Pro forma net loss                         $(2,304,167)    $(2,179,965)
                                                 ===========     ===========
  Loss per share:
    Basic and diluted, as reported                    $(0.14)         $(0.13)
    Basic and diluted, pro forma                      $(0.15)         $(0.14)


Note 11 - Loss Per Share

     The weighted average shares outstanding used in computing loss per share were 15,744,472 for the three- and nine-month periods ended September 30, 2003 and 2002.

     For the three- and nine-month periods ended September 30, 2003 and 2002, outstanding options and warrants were not included in the computation of diluted loss per share because the inclusion of such securities is antidilutive. Information relative to the excluded options and warrants is as follows:

                             Outstanding Options          Outstanding Warrants
                             -------------------          --------------------
                                        Expiration                   Expiration
  Quarter Ended            Amount         Dates         Amount         Dates
  -------------            ------         -----         ------         -----
  September 30, 2003      1,795,850    2005 to 2011    7,423,000    2006 to 2008
  September 30, 2002      2,162,942    2003 to 2011    2,286,882    2002 to 2006


  Nine Months Ended
  -----------------
  September 30, 2003      1,795,850    2005 to 2011    7,423,000    2006 to 2008
  September 30, 2002      2,162,942    2003 to 2011    1,887,822    2002 to 2006

Item 2.  Management's Discussion and Analysis of Results of Operations

Three- and Nine Month Periods Ended September 30, 2003 Compared With The
Three- and Nine-Month Periods Ended September 30, 2002
------------------------------------------------------
     Net revenues for the three- and nine-month periods ended September 30, 2003 decreased $103,000 (3.0%) and $1,816,000 (15.7%), respectively, to $3,347,000 and $9,770,000, respectively, compared to the same periods last year. The net revenue decrease in the three-month period ended September 30, 2003 compared to the prior year period results from lower sales of all product lines except bundled Industrial Control Computers ("ICCs"), which increased 416.6% and application services which increased 12.0%. The net revenue decrease in the nine-month period ended September 30, 2003 compared to the prior year period results from lower sales of all product lines except bundled ICCs, which increased 229.9%. Generally, revenues from non-bundled ICCs and other hardware control products, system integration services, repair services and software licenses for the current periods ended September 30, 2003 were below the prior year periods as customers have continued to restrict their capital spending. In addition, revenues from software licenses in the nine-month period ended
September 30, 2002 included a significant sale of software licenses to one customer/end user pursuant to a program that was not extended by the customer beyond 2002. Finally, revenues from system integration services in the nine-month period ended September 30, 2002 included revenue recognized from one customer for certain application services performed in 2001 and 2000, the revenue from which was previously not recorded pending certainty of collection. Management expects that net revenues for the last three months of 2003 will be comparable to the year earlier period based on the current order rate and scheduled deliveries.

     Gross profit for the three- and nine-month periods ended September 30, 2003 decreased $9,000 (1.1%) and $826,000 (27.2%), respectively, to $812,000 and
$2,215,000, respectively, compared to the same periods last year. Gross profit as a percentage of net revenues for the three- and nine-month periods ended September 30, 2003 was 24.3% and 22.7% respectively, compared to 23.8% and 26.2% in the same periods last year. The increase in gross profit percentage in the three-month period ended September 30, 2003 results from lower material costs, lower software amortization costs and lower personnel costs in the current period compared to the year ago period. The decrease in gross profit percentage in the nine-month period ended September 30, 2003 results primarily from the effect of the profit margin on the FloPro license sold in the 2002 nine-month period and the profit margin from the revenue recorded from the system integration services for which the costs were incurred in 2001 and prior periods, as discussed in the first paragraph above. Management expects that gross profit margins will remain relatively constant with the margin realized in the third quarter of 2003 as the mix of sales in the remaining quarter of 2003 is expected to be similar to the sales mix experienced in the first nine months of the year, based on the current backlog and forecasts.

     Software development costs for the three- and nine-month periods ended September 30, 2003 decreased $47,000 (24.5%) and $109,000 (19.9%), respectively, to $144,000 and $438,000, respectively, compared to the same periods last year. The decreases are attributable to smaller development staffs and lower overhead and other fixed costs. Management expects that product development expenses will not increase in the remaining quarter of 2003.

     Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2003 decreased $153,000 (12.5%) and $584,000 (15.5%)
to $1,076,000 and $3,191,000, respectively, compared to the comparable periods last year. The decreases result primarily from more efficient marketing and sales initiatives during the current periods compared to the comparable periods last year and the effects of cost reduction initiatives implemented over the last two years. Management expects that selling, general and administrative expenses will increase moderately in the remaining quarter of 2003 because of an expansion of its marketing and sales initiatives compared to current activities.

     Interest expense for the three- and nine-month periods ended September 30, 2003 increased $70,000 (30.0%) and $48,000 (6.6%), respectively, to $303,000 and
$779,000, respectively, compared to the comparable periods last year. Interest expense for the three- and nine-month periods ended September 30, 2003 includes

$60,000 and $97,000, respectively, of non-cash interest expense related to the beneficial conversion feature of warrants sold in 2003 wherein the exercise price of the warrants was below the market price of the common stock into which the warrants may be converted. The sale of the warrants and convertible subordinated debt raised $1,322,500. Interest expense for the three- and nine-month periods ended September 30, 2002 includes $39,000 and $192,000, respectively, of non-cash interest expense related to the beneficial conversion feature of warrants sold in 2002. Absent the non-cash charges for the beneficial conversion features described above, interest expense for the three- and nine-month periods ended September 30, 2003 would have increased $49,000 and $143,000, respectively, compared to the comparable 2002 periods, resulting from higher borrowing levels in 2003 compared to 2002. Management expects that interest expense will increase in the remaining quarter of 2003 because of projected higher borrowing levels.

     Sundry income was not significant in any of the periods reported herein.

Liquidity and Capital Resources
-------------------------------
     Primary sources of liquidity are advances under subordinated debt agreements, the Optimation line of credit and the North Coast Promissory Note. As of September 30, 2003, the Company had borrowed $108,750 under its Optimation line of credit and $1,516,676 under the $1,700,000 Promissory Note to North Coast. Subsequent to the end of the quarter, the maximum amount of borrowings under the North Coast Promissory Note was increased to $1,800,000. The Company has additional borrowing capacity under the North Coast Promissory Note, as amended through October 30, 2003, of approximately $283,000. The Company's operations used $1,366,000 in cash during the first nine months of 2003 as a result of the net loss and the effects of changes in working capital and the noncash depreciation, amortization and interest charges. During the first nine months of 2003, the Company also used $14,000 for property additions, $137,000 for payments of long-term debt and increased its borrowings under its lines of credit by $228,000. Primary sources of cash in the period were $1,332,500 from proceeds from sales of subordinated promissory notes and warrants.

     Management believes that the Company will incur net cash losses during the last quarter even if it continues to defer payment of the principal amount of subordinated debt and the accrued interest thereon. Based upon this projection, management believes that the Company will need to borrow additional amounts on its North Coast line of credit to sustain operations. In the short term, in addition to having to fund its projected net cash losses over the next quarter, the Company will be required to repay term debt of approximately $18,000 per month, plus interest. Additionally, all of the subordinated debt, $4,311,500 as of September 30, 2003, plus accrued interest thereon is due currently.

     The Company has filed a preliminary proxy statement with the Securities and Exchange Commission seeking shareholder approval to sell substantially all of the assets of the Company to its subordinated debt lenders (the "Purchaser') who will also assume the Company's liabilities. The Board of Directors has approved and is recommending the sale of substantially all of the Company's tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill, and other intangibles (the "Net Asset Sale") to the Purchaser. The Net Asset Sale will also include the assumption by Purchaser of all of the Company's liabilities, including the Company's subordinated debt and convertible subordinated notes. The Net Asset Sale would be completed as soon as practical after approval of the transaction by the Company's shareholders and the negotiation and execution of a satisfactory Asset Purchase Agreement, but in any event, no later than December 31, 2003 (the "Agreement"). The total consideration for the Net Asset Sale will be equal to or greater than the total amount of all of the Company's liabilities. As of September 30, 2003, the Company's liabilities were in the amount of $12,611,000, which includes $4,511,500 of subordinated debt. This price would exceed the total value of the Company's assets, when valued at book value, by approximately $2,683,000 which is equal to the Company's shareholder's deficit as of September 30, 2003. If consummated, the Net Asset Sale will result in the Company remaining a public company owned by its existing shareholders. The Company will not, however, own any assets except the $30,000 in cash the Company expects to retain and certain intangible assets consisting of the Company's net operating loss carry forward and its value as a public shell entity. The Company will not, however, have any liabilities, all of them will be assumed by the Purchaser. In effect, the

Company will become a public shell with no established business. It is anticipated that all of the Company's employees will be hired by the Purchaser to carry on the Company's existing businesses.

     The near term financial projections prepared by management of the Company, based on known trends, backlog, order rates and revenue and expense projections, indicate that the Company will require additional capital infusions for the foreseeable future until operations become cash positive, and the Company will require continuing forbearance by all of its lenders to further delay the repayment of the Company's debt. Though management is optimistic that operations can become cash positive within the next twelve months, management does not believe it is possible to project the exact timing of the Company's cash needs. Despite the best efforts of the Company's management, no lender or investor has been identified that is willing to fund the Company's ongoing cash requirements within the current structure of the Company. The sole providers of capital, other than senior debt, to the Company during the past three years have been the holders of the Company's subordinated debt. The holders of the Company's subordinated debt have indicated to the Company that they are not willing to provide further financing to the Company within the current structure of the Company. To avoid dilution of the existing shareholders and the possible foreclosure on the Company's assets, the Company would have to repay the subordinated debt. Funds to make this payment would be required from other equity or debt sources, but despite the Company's efforts over the last three years, management has been unable to attract investor interest. All of the capital that has been raised over the last three years has been secured solely from the subordinated noteholders. Management estimates that the Company will not generate funds internally through operations in the foreseeable future to repay the subordinated debt and accrued interest thereon.

     Management can offer no assurance that the shareholders will approve the Net Asset Sale. If the efforts to finalize the Net Asset Sale are not successful, the Company will not have sufficient liquidity to satisfy its liabilities and obligations as they become due and it may be forced to curtail operations, sell product lines or sell the Company to a third party.

Uncertainties Relating to Forward Looking Statements
----------------------------------------------------
     "Item 2. Management's Discussion and Analysis of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

|X| Uncertainties discussed elsewhere in "Management's Discussion and Analysis of Operation" above;
|X| The approval by the shareholders of the Net Asset Sale and the ability of the Company to finalize the Net Asset Sale;
|X| The potential inability to raise additional equity or debt financing in a sufficient amount to sustain operations and allow management to execute its strategies;
|X| Continued forbearance by the subordinated debt holders in exercising their right to demand immediate payment of all subordinated debt and accrued interest thereon;
|X| Continued cooperation of the Company's vendors in accepting payment beyond such vendors' normal payment terms;
|X| A further decline of economic conditions in general and conditions in the automotive manufacturing industry in particular;
|X| Delays in introduction of planned hardware and software product offerings; |X| Reductions in product life cycles;

|X| Changes in customer requirements or reductions in demand for the Company's products and services;
|X| The inability of the Company to successfully implement its strategy to participate effectively in the industrial automation market migration from closed architecture PLCs to open architecture PC-based solutions or to effectively change its corporate strategy to capitalize on market changes.


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



                           PART II - OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.
(b) During the quarter ended September 30, 2003, the Company filed a report on Form 8-K concerning its press release dated August 19, 2003 concerning its second quarter ended June 30, 2003 operating results.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Nematron Corporation


November 13, 2003          /s/ Matthew S. Galvez
-----------------          ------------------------------------------
Date                       Matthew S. Galvez, Chief Executive Officer


November 13, 2003          /s/ Tina M. Raiford
-----------------          ------------------------------------------
Date                       Tina M. Raiford, Controller

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Matthew S. Galvez, certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form 10-QSB  of  Nematron
     Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based  on my  knowledge,  the  financial  statements  and  other  financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: November 13, 2003


/s/ Matthew S. Galvez
-----------------------
Matthew S. Galvez
Chief Executive Officer


See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report as an exhibit.

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Tina M. Raiford, certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form 10-QSB  of  Nematron
     Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based  on my  knowledge,  the  financial  statements  and  other  financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: November 13, 2003


/s/ Tina M. Raiford
---------------------------------------
Tina M. Raiford
Controller and Chief Accounting Officer


See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report as an exhibit.

                                INDEX TO EXHIBITS


Exhibit
Number                             Description of Exhibit
------                             ----------------------
4.1 Loan Modification Agreement and Amendment to Loan Documents between Compass Bank and Optimation, Inc. dated October 3, 2003.

4.2 Security Agreement between North Coast Technology Investors, L.P. ("NCTI") and Nematron Corporation dated July 31, 2003 pursuant to which Nematron grants to NCTI a continuing security interest in Collateral to secure payment of the liabilities.

4.3 Mortgage between North Coast Technology Investors, L.P. and Nematron Corporation dated July 31, 2003.

4.4 Promissory Note between North Coast Technology Investors, L.P. and Nematron Corporation dated July 16, 2003 in the amount of $1,700,000 payable on demand with interest at 9.0% per annum.

99.1 Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.