Form 10KSB
period 2003-12-31
NEMATRON CORP
filed 2004-03-30
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended DECEMBER 31, 2003         OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                    ---------------    --------------

      Commission File Number: 0-21142

                              NEMATRON CORPORATION
                 (Name of small business issuer in its charter)

           MICHIGAN                                      38-2483796
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 5840 INTERFACE DRIVE, ANN ARBOR, MICHIGAN 48103
               (Address of principal executive offices) (Zip Code)

                                 (734) 214-2000
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class                   Name of Exchange on Which Registered
   -------------------                   ------------------------------------
Common Stock, no par value                 Over the Counter Bulletin Board

       Securities registered under Section 12(g) of the Exchange Act: NONE

      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for its most recent fiscal year: $13,536,877

      The aggregate market value of the voting stock held by non-affiliates as of March 26, 2004, computed by reference to the closing price of such stock on such date as quoted on the OTCBB, was approximately $1,023,000. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 5% of the outstanding Common Stock are assumed to be affiliates.

      The number of shares outstanding of the issuer's Common Stock on March 26, 2004 was 15,744,472.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT | | Yes |X|  No

                    DOCUMENTS INCORPORATED BY REFERENCE: None

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

            CORPORATE HISTORY AND OVERVIEW OF PLANS SUBSEQUENT TO DATE OF FILING FORM 10-KSB

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

            On January 13, 2004, the Company's shareholders, at its annual meeting, approved several proposals, including proposals to:

      - Sell substantially all of the Company's assets and liabilities (the "Net Asset Sale") to a purchaser whose owners are the Company's senior and subordinated debt holders (the "Purchaser");

      - Approve a five to one reverse stock split with respect to the Company's Common Stock and an amendment to the Company's Amended and Restated Articles of Incorporation to effect the reverse stock split;

      - Approve the purchase of 5,248,257 shares of the Company's Common Stock by Dorman Industries, LLC ("Dorman") which would result in Dorman owning, on a fully diluted basis, approximately 62.5% of the outstanding Common Stock;

      - Amend the Company's Articles of Incorporation to change the Company's name to Sandston Corporation

            The agreements necessary to effect the above proposals have not been signed as of the date of this filing. However, Company management expects that such agreements will become effective on March 31, 2004. Following the Net Asset Sale, the five for one reverse stock split and the purchase of additional shares by Dorman, Stanton Corporation, the continuing entity, will remain a publicly owned entity, controlled by Dorman. Sandston will not own any assets except approximately $80,000 in cash and certain intangible assets such as its value as a public shell entity. Dorman intends to use Sandston and its public shell as a platform to build long-term shareholder value by acquiring and/or investing in, and operating strategically positioned companies with above average operating profits. Sandston is expected to target companies with solid operating performances that are well managed and in several operating groups. The targeted companies are generally expected to have the following characteristics: sales volumes between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance. At this time, neither the Company nor any of its officers and directors has had any preliminary contact or discussions with, nor have they developed any plans or proposals with, any companies regarding the possibility of a combination, acquisition or merger. To the Company's knowledge, Dorman and its management have also not had any preliminary contacts, nor developed any plans regarding any acquisition or merger.

            Throughout this Form 10-KSB the Company will discuss forward looking information as if operations will continue, since the Net Asset Sale has not yet been consumated.

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

            PRODUCTS, MARKET AND COMPETITION

            INDUSTRIAL COMPUTERS AND HARDWARE PRODUCTS

            The Company designs and manufactures operator terminals for reliable performance in harsh industrial environments. Its products range from simple and inexpensive programmable logic controllers and push button interfaces to sophisticated industrial control computers. Each operator terminal provides a display that shows the status of the process and a keyboard or a touch screen that allows personnel to control the process. These terminals all come in a rugged package that withstands extremes of temperature, humidity, vibration, shock, and electrical interference. Each product class includes a range of display options, prices, and capabilities. Industrial computers and hardware products account for approximately 45 and 40%, of consolidated revenues in 2003 and 2002, respectively.

            Virtually all of the Company's products use flat panel displays that offer considerable space savings and increased reliability and clarity than the older technology CRT displays. These products also provide immunity to shock, vibration and electromagnetic interference. They are particularly well suited for applications with physical space limitations and with hazardous environments such as chemical plants, as well as in the presence of high electrical currents such as in aluminum and steel processing applications.

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

            THE DELTA SERIES PRODUCTS. The Delta Series is a line of compact touch-only industrial PCs and flat panel monitors. These products are available in PCI, PC/104 and monitor-only configurations, and each can be configured with 10.4", 12.1" or 15.0" integral displays. The Delta PC and Delta PC/104 computers feature a selection of Intel Celeron(R) and Pentium III(R) processors chosen from Intel's Embedded Architecture list. If the environment is too harsh for rotating media, the standard hard drive can be replaced with up to 512 MB of solid-state flash memory. If space is tight, it can be ordered as a screenless node computer with a separate monitor. And if an application requires two operator stations, the PC's integral display can be mirrored on a remote touchscreen monitor, thereby eliminating the need for a separate HMI panel. These units range in price from $2,000 to $4,000, varying primarily on the choice of display, processors, features and bundled software.

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

            Revenues from the sale of industrial PC products and ICC products amounted to approximately 25% and 22% of consolidated revenue in 2003 and 2002, respectively. The Company expects that revenue from this product category in 2004 will approximate the same percentage of total revenue as in 2003.

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

            Collectively, sales of character-based PLC workstations and remote message unit products amounted to less than 10% of consolidated revenue in 2003 and 2002. The Company expects a modest growth rate in this market segment in the next year based upon its market research. The growth rate could accelerate if the market embraces the concept of small footprint operating systems and languages that can communicate with Windows NT-based control software. The Company plans to increase its efforts to develop and market new embedded software products, enhance existing products and if appropriate, acquire existing product lines from third parties.

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

            The Pointe Controller is a new class of control device that integrates the flexibility, power and communications of PC-based control systems with the ease and dependability of traditional PLCs. Pointe Controller technology brings together local I/O control, enterprise connectivity and advanced e-control software architecture in a product effective in stand-alone applications, distributed control and enterprise wide e-control networks. The Pointe Controller products, with intelligent node control features, provide localized modular control along with a high-speed data interface for real-time communication using industry standard communication protocols to share information throughout the control network or enterprise wide IT system. Sales of the Pointe Controller began in 2003.

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

            Collectively, sales of industrial graphics terminals and programmable operator interface products amounted to approximately 15% and 13% of consolidated revenue in 2032 and 2002, respectively. The Company expects a modest growth rate in this market segment in the next year based upon its market research.

            COMPUTER HARDWARE PARTS AND SERVICE

            The Company maintains an inventory of spare parts and service stock and employs trained service technicians and support personnel whose functions include technical advice regarding product applications, service and repair of returned hardware products. Revenues from the service and repair of industrial hardware products amounted to approximately 11% and 10% of consolidated revenue in 2003 and 2002, respectively. The Company expects that revenue from computer parts and service will represent less than 10% of consolidated revenues in 2004.

            SOFTWARE PRODUCTS

            The software products described below represent the products resulting from the Company's strategic focus of being a high value-added provider of bundled industrial PC hardware and Microsoft operating system-based software solutions. The Company believes that these software products are on the leading-edge of products offered in the industrial automation software marketplace. The Company's software products are used in the industrial and factory automation workplace around the world in a variety of unique and proven applications. Additionally, many of the IWS hardware products discussed above contain proprietary software embedded in the products as firmware that is not sold as a separate product. All of these products may be run on Nematron's computers or on computers of most other manufacturers.

            Several large and small companies offer competing software products in this market and competition is intense. Many competitors market their own products or with private-labeled products, and such products perform the same functions as certain of the Company's products. Significant competitors include Intellution, Siemens and Wonderware.

            Revenues derived from software product sales, including associated training and maintenance agreements, amounted to approximately 6% and 10% of consolidated revenue in 2003 and 2002, respectively. The Company expects a modest growth rate in this market segment in the next year based upon its market research.

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

            SYSTEM DESIGN AND INTEGRATION SERVICES

            The Company provides a variety of services, including control system consulting and design services, application engineering and control system integration services, information technology integration and program support and management directly and through its A-OK Controls subsidiary. The Company's engineers are experienced in a range of projects, from single-cell applications to large-scale global control system implementations. In addition to its own staff, the Company contracts with certified system integrators and third parties with industry specialists to supplement Nematron's staff as necessary. A-OK Controls competes with many other locally based system integrators of similar or smaller size and capabilities. Revenues derived from system integration services amounted to 38% and 39% of the Company's consolidated revenue in 2003 and 2002, respectively. The Company expects a modest growth rate in this market segment in the next year based upon its market research.

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

            No private label, direct customer, or distributor accounted for more than 10% of total Company sales in 2003 or 2002. The ICC product family, including ICC products bundled with software products, accounted for approximately 11% and 12% of consolidated revenues in 2003 and 2002, respectively. No other single model or product family accounted for more than 10% of the Company's revenues during those periods.

            MANUFACTURING, ASSEMBLY AND SUPPLY

            The Company performs final assembly and testing for most of its hardware products. The assembly process encompasses the assembly of sheet metal or plastic parts, keypads, displays, electronic circuit boards and other component parts into finished products. In addition, the Company performs some limited cable manufacturing and wave soldering, and assembles engineering prototypes for new products. In 2000, the Company began subcontracting certain of the material acquisition and some of the assembly of certain high volume - low mix ICC products to a subcontractor located in the Czech Republic. In 2003 and 2002, less than 10% of consolidated revenues were derived from sales of products assembled by the subcontractor. For products assembled in-house, the Company purchases substantially all components. It uses a number of independent firms for these purchases and is not materially dependent upon any third party that supplies these services. Some specialized components used in the Company's products are currently purchased from single or limited sources of supply. The Company believes that the loss of one or more suppliers of standard components would not have a material long-term impact on its operations, as standard components may be obtained from a number of sources. For its specialized and unique components, the loss of one or more suppliers of standard specialized and unique components would have a near-term impact on operations and would cause some production delays.

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

            The Company emphasizes product development and quality and the employment of highly skilled and motivated individuals in the product development and quality assurance areas. Management believes that its product development staff is an important factor in the Company's ability to compete in the markets in which its products are sold. During 2003 and 2002, the Company expended approximately $1.0 million and $1.4 million, respectively, for direct hardware and software product development and product design quality. The Company sponsored all of such costs. These amounts represent approximately 7.3% and 9.1% of consolidated revenues in 2003 and 2002, respectively.

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

            In addition to trademarks on the trade names under which the Company does or did business, including Nematron, NemaSoft, Optimation, Imagination Systems and Universal Automation, the Company also owns trademarks on certain of its products, including Industrial Workstation, OpenControl, OptiMate, OptiLogic, Industrial Control Computers, Hyperkernel, Paragon, FloPro, AutoNet and Nematron PowerVIEW, FlexBox and QuickShip.

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

            EMPLOYEES

            The Company employed 109 full time employees as of December 31, 2003, including 92 in Michigan, 4 in Foxboro, Massachusetts, 7 in Huntsville, Alabama and 6 in the United Kingdom. None of the Company's employees are represented by a collective bargaining unit, and the Company believes its employee relations are good. Following the Net Asset Sale, the Company expects that all its employees will become employees of the company to be formed by the Purchaser.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

            The Company's headquarters and principal assembly facility is in Ann Arbor, Michigan in a two-story building containing a total of approximately 51,000 square feet of space. Of this space, approximately 6,400 square feet remain unfinished and available for future office or assembly expansion. This facility, located on approximately five acres of land, has been designed such that further expansion of up to 20,000 square feet may be accommodated. The Ann Arbor facility was designed and built to the Company's specifications and is owned by the Company. A mortgage on the property comprises a portion of the security for the Company's bank line of credit and a loan from Chelsea State Bank. All other properties are leased, as follows:

               Location                           Square Feet     Lease Expiration              Building Type
               --------                           -----------     ----------------              -------------
    Auburn Hills, Michigan                          50,000        May 2008                      Single tenant
    Foxboro, Massachusetts                           1,200        Month-to-month                 Multi-tenant
    Huntsville, Alabama                              7,300        July 2005                      Multi-tenant
    Saginaw, Michigan                                5,000        January 2009                   Multi-tenant
    Waterlooville, United Kingdom                    2,100        December 2009                  Multi-tenant

            The Company's property will be included in the Net Asset Sale to the Purchaser and the Purchaser will also assume the leases described above.

ITEM 3. LEGAL PROCEEDINGS.

            The Company is not involved in any legal proceedings other than routine, non-material litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock has been listed on the OTC Bulletin Board (the "OTCBB") under the symbol NMNN since January 15, 2004. From November 22, 1999 through January 14, 2004, the Company's Common Stock was listed on The American Stock Exchange (the "AMEX") under the symbol NMN. The following table sets forth, for the periods indicated, the closing price on the AMEX.

         2003                       High                          Low
         ----                       ----                          ---
    First Quarter                  $0.10                         $0.05
    Second Quarter                  0.38                          0.07
    Third Quarter                   0.34                          0.13
    Fourth Quarter                  0.29                          0.21

         2002                       High                          Low
         ----                       ----                          ---
    First Quarter                  $0.42                         $0.25
    Second Quarter                  0.39                          0.19
    Third Quarter                   0.20                          0.10
    Fourth Quarter                  0.10                          0.10

            There are approximately 650 holders of record of the Company's Common Stock as of March 26, 2004.

            The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Certain Company bank financing covenants prohibit the payment of dividends. See the Long-Term Debt footnote of the Notes to Consolidated Financial Statements.

            The Company did not issue any shares of its Common Stock during 2003 or 2002.

            At various dates between March 2001 and July 2003, the Company sold subordinated convertible notes and warrants in order to fund losses from operations and to pay obligations as they became due. No other sources of funds were available to the Company. The subordinated notes and warrants were sold to three members of the Board of Directors or their affiliates. The terms of the subordinated convertible notes allows the holders thereof, in the event of an equity offering, to convert any or all of the outstanding principal of the notes and accrued interest thereon into the securities offered in such financing at the offering price per share of such financing. The underlying modified agreement further provides that the principal and accrued interest payable under the notes may be converted in whole or part into shares of Series A Preferred Shares beginning on September 1, 2002 at $0.10 per share. Provisions of the Series A Preferred Shares include: a) participation in dividends, if any, with the Common Stock shareholders; b) a liquidation preference up to the initial purchase price of the Series A Preferred Shares; c) the Series A Preferred Shares may be converted into Common Stock on a one-to-one basis; d) full voting powers; e) the holders of Series A Preferred Shares shall have the right to elect one person to the Board of Directors; f) the consent of a majority in interest of the Series A Preferred will be required to (i) purchase or redeem any Common or Preferred Stock, (ii) authorize or issue any senior or parity securities, (iii) declare or pay dividends on or make any distribution on account of the Common Stock, (iv) merge, consolidate or sell or assign all or substantially all of the Company's assets, (v) increase or decrease authorized Preferred Stock and (vi) amend Articles or Incorporation to change the rights, preferences, privileges or limitations of any Preferred Stock; g) the conversion price for the Series A Preferred shall be subject to proportional antidilution protection for stock splits, stock dividends, etc. and in the event that the Company issues additional shares of Common Stock or Common Stock equivalents (other than shares issues to officers or employees of the Company pursuant to plans approved by the Company's board of directors) at a purchase price less than the applicable Series A Preferred conversion price, the Series A Preferred Stock conversion price shall be adjusted to that same lower purchase price; and
h) each holder of Series A Preferred Stock shall have the right to participate in any Company financing up to its pro-rata ownership.

            The notes sold included detachable warrants. The warrants, which are non-assignable, initially allowed the holders to purchase Common Stock at $0.10 per share (the "Per Share Warrant Price") in an amount of 20% of the principal of the notes and accrued interest thereon for a period of five years from the date of the advance (the

"Warrants"). In connection with the October 2002 modification, the securities into which the Warrants could be converted were changed to Series A Preferred Stock as described above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

            The following discussion and analysis contains a number of "forward looking statements" about the Net Asset Sale and the Company within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, with respect to expectations for future periods which are subject to various uncertainties explained herein and in "Management's Discussion and Analysis or Plan of Operation - Uncertainties Relating to Forward Looking Statements."

            Statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "plans," "seeks," "will," "may," "should," "would," "projects," "predicts," "continues," and similar expressions or the negative of these terms constitute forward-looking statements that involve risks and uncertainties.

            We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed in the section entitled "Risk Factors" contained herein. Such risks, uncertainties and changes in condition, significance, value and effect could cause the Company's actual results to differ materially from those anticipated events. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

            Throughout this Form 10-KSB the Company will discuss forward looking information as if operations will continue, since the Net Asset Sale, as described on page 2 of this Form 10-KSB, has not yet been consumated.

OVERVIEW

            Management's operating strategy is to incorporate its software products into the Company's hardware product offerings and to vertically integrate its product offerings to include both hardware and software products used in the industrial automation marketplace. Additionally, the Company intends to expand its product offerings to include additional design and system integration services as well as products complimentary to its existing product offerings. The Company's marketing and sales efforts to existing and new customers include stand-alone computers, software products, bundled products and automation design and integration services. The Company intends to continue the development of new computer hardware products, and will pursue the enhancement of its current software products. Additionally, the Company has identified new markets for its products and will pursue new business from customers that offer the greatest likelihood of large unit volume. Management anticipates moderate growth in the industrial software marketplace and intends, through concentrated development and aggressive marketing and sales efforts, to capture an increasing percentage of that market.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues

            Net revenues decreased to $13,537,000 in 2003 compared to $14,867,000 in 2002. This represents a decrease of $1,330,000, or 8.9%, compared to the 2002 level. Of the total revenue decrease, $704,000 was attributable to the lower sales of control design and system integration services, $660,000 was attributable to sales of software while all other product categories increased $34,000. All of the declines are attributable primarily to the decline in demand from customers in the industrial controls marketplace who postponed or canceled capital spending plans.

            Foreign revenues decreased to $3,148,000 in 2003 compared to $3,472,000 in 2002. This represents a decrease of $324,000, or 9.3%, compared to the 2002 level. Domestic revenues decreased to $10,388,000 in 2003 compared to $11,396,000 in 2002. This represents a decrease of $1 008,000, or 8.8%, compared to the 2002 level.

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

            Management believes that revenues will increase moderately in 2004 as a result of the Company's increased marketing and sales efforts, and from revenues to be generated from sales of products introduced in 2003 and from new products scheduled for release in 2004. Additionally, management expects that revenues from control design and system integration services will increase as a result of an expectation of a return to more normal levels of activity compared to the depressed level of services ordered by customers in 2003 during a recessionary economic period.

            Cost of Revenues

            Cost of revenues includes costs related to raw materials and component parts, direct assembly labor, hardware design engineering labor, control system and integration services labor, overhead, amortization of capitalized software costs, write-downs of previously capitalized software development costs, provisions for warranty costs on products sold, provisions for excess and obsolete inventory and other direct and indirect costs of these departments and activities. Cost of revenues increased to 76.8% of revenues in 2003 compared 75.5% in 2002. The increase in cost of sales percentage in 2003 compared to 2002 results primarily from a shift in product mix to moderately lower gross margin products, offset in part by lower material costs and by fixed cost reductions implemented in 2003.

            Critical accounting policies relative to cost of revenues which involve management estimates include an estimate of the costs of repairing and servicing products sold under warranty, the amount and period of capitalized software development costs and the estimate of slow-moving, excess and obsolete inventory.

            Warranty costs are estimated based upon historical information, including units repaired under warranty as a percentage of total units sold, costs to repair such units and data concerning sales and repairs by year of sale. Based upon a six-year rolling historical average of the percentage of units actually repaired under warranty, management has estimated the number of units that will be returned for warranty repair. Management has applied the most current year per-unit cost to the estimated number of units to be repaired in future periods under warranty, and has established a warranty reserve at year end. Generally, hardware products are warranted for an eighteen-month period from date of installation, except where longer periods are agreed to under specific sales agreements. Warranty expenses in 2003 and 2002 were $60,000 and $154,000, respectively, and the year-end warranty accrual at December 31, 2003 and 2002 was $255,000. The use of different factors or different periods to determine rolling average warranty unit percentages would impact the year-end reserve for warranty accrual. Since the percentage of units repaired under warranty has been decreasing over the last ten years, the use of a longer rolling average period would result in a higher year-end warranty reserve, the cost of which is a component of cost of revenues. Using a ten-year rolling average period would result in no significant increase in cost of revenues.

            The capitalization of software development costs, including developer salaries and other payroll related costs plus third party development costs, begins upon establishment of technological feasibility of the product under development. The establishment of technological feasibility, the period over which such costs are amortized and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management. This judgment includes certain external factors, including, but not limited to, estimated future gross revenues, estimated economic life of the product, and changes in software and hardware technology. The Company annually reviews the recoverability of capitalized software costs based on estimated cash flows. Software costs are written off at the time a determination has been made that the amounts are not recoverable. During 2003 and 2002, the

Company did not capitalize any software development costs and amortized $176,000 and $312,000, respectively, of such costs. The establishment of the date of technological feasibility involves considerable judgment, and the earlier that such a date is set would result in a larger pool of costs that will be capitalized, and a later date would result in a smaller pool of such costs subject to amortization. Management has estimated the economic life of each product, and major enhancement thereto, for which costs have been capitalized, and such economic lives average six years. Shorter economic lives of software products would accelerate amortization, and longer economic lives would decrease annual amortization amounts that are a component of costs of revenues. Management forecasts annually the estimated revenues to be received from software product sales over their estimated lives, reduced by the related estimated direct costs to manufacture and reproduce each product, sales expenses and commissions. If the net realizable value determination requires a charge to operations for impairment, a write-down is made. No write-downs of capitalized software development costs were necessary in 2003 or 2002.

            The recorded historical carrying amount of inventories are reduced by provisions for the costs of estimated slow moving, excess and obsolete inventory. Management makes this determination based upon an item-by-item review of quantities on hand compared to estimated future usage for sales and service. Inventory reserves at the end of 2003 and 2002 totaled $901,000 and $828,000, respectively. The increase in reserves in 2003 compared to 2002 results from the identification of additional potentially obsolete material during the current year as raw material usage has changed moderately. The determination that future usage would differ from amounts determined by management would result in different year-end reserves and correspondingly different charges to cost of revenues for the periods presented.

            Management expects that gross profit margins will improve in 2004 compared to 2003 resulting from a positive change in product mix towards higher margin computer products, lower material costs, the continued reduction of fixed costs in 2004, and higher revenue levels over which to spread fixed costs.

            Product development expenditures - software development

            Software product development expenditures decreased by $151,000 to $570,000 in 2003 compared to $721,000 in 2002. This represents a decrease of 20.9% from the 2002 level and results from lower development activity, lower expenditures for occupancy and operations and lower staff levels. Management expects that product development expenses in 2004 will approximate the 2003 level.

            As discussed above under Costs of Revenues, the Company had in prior years capitalized costs and expenses of certain software development activities related to new product development beginning upon the establishment of technological feasibility of the developed product. All other costs and expenses, including those incurred prior to technological feasibility and after product release and those incurred in support and maintenance and minor enhancements, are expensed at the time such costs and expenses are incurred. Consequently, the determination of technological feasibility, which requires considerable judgment, is a key factor in management determination's of whether costs are expensed or capitalized. As discussed above, the Company did not capitalize any software development costs in 2003 or 2002, as the development activities performed in those years related to normal and recurring product enhancements compared to the development of new products.

            Selling, General and Administrative Expenses

            Selling, general and administrative expenses decreased to $4,170,000 in 2003 compared to $5,101,000 in 2002. This represents a decrease of $931,000, or 18.2% from the 2002 level. This decrease results primarily from staff reductions, lower discretionary spending for marketing activities, lower sales commissions, and the absence of $150,000 of goodwill impairment recorded in 2002.

            Critical accounting policies relative to selling, general and administrative expenses and which involve management estimates include the period over which certain intangible assets are amortized, the amount of the reserve for doubtful accounts receivable and the period over which property and equipment are amortized.

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

            The Company has recorded other intangible assets, including the costs of acquired patents, direct expenses of registering internally developed patents, deferred loan costs and certain other acquired intangible assets relating to the Company's acquisitions in prior years. The costs of the acquired intangible assets relating to the technical workforce and distribution network and the related amortization period were established based upon a third party analysis of the net assets. The costs of other intangible assets are amortized to operations over periods assigned by management. Management has assigned an amortization period equal to the remaining period of the bank debt at the time such costs were incurred, five years for the acquired distribution network, six years for the acquired technical workforce and ten years for patent costs. The estimate of economic lives of each of these intangible assets was based on several factors, including estimates of the projected term of the senior debt, the costs that the Company avoided by acquiring the establishing product distributors and resellers, the costs the Company avoided by acquiring a technical workforce and acquired employees' projected turnover, salary and benefit rates. The Company charged to operations in 2003 and 2002 a total of $186,000 and $194,000, respectively, for amortization of intangible assets. Effective January 1, 2002, when the Company adopted the provisions of FASB Statement No. 142, the Company reclassified the unamortized acquired technical workforce and distribution network to goodwill, and as indicated above, it ceased amortizing goodwill in accordance with provisions of FASB Statement No.
142. The use of different periods over which to amortize all intangible assets would result in different amounts charged to selling, general and administrative expenses in each period presented. Under the provisions of FASB Statement No. 142, goodwill is subject to certain impairment tests at least annually. In connection with the Company's annual budgeting and forecasting processes, all of the goodwill recorded on the parent company's books, resulting from a 1997 acquisition, was found to be impaired. The Company recorded a goodwill impairment loss of $150,000 in 2002 to eliminate all remaining goodwill in the parent company's accounts, and such amount is included in selling, general and administrative expenses.

            The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of uncollectible accounts. The Company recorded insignificant amounts of bad debts during 2003 and 2002, and its reserves for bad debts as of the end of 2003 and 2002 were $81,000 and $75,000, respectively. The use of different estimates for future uncollectible accounts would result in different charges to selling, general and administrative expenses in each period presented.

            The Company depreciates its property and equipment over estimated useful lives established by management. Management has determined that useful lives of three to ten years for equipment and furniture and thirty-three years for its building are appropriate assignable lives. The use of shorter or longer lives would result in different depreciation amounts charged to operations during the periods presented. The Company has also elected to depreciate its property and equipment over the assigned lives using the straight-line depreciation period. Total depreciation expense charged to operations in 2003 and 2002 was $283,000 and $410,000, respectively, with the decrease in 2003 attributable to the effect of fully depreciated assets and the decreasing amount of capital additions in recent years. The use of accelerated methods of depreciation would result in higher depreciation charges in each period presented.

            Management expects that selling, general and administrative expenses will decrease moderately in 2004 compared to 2003 because of planned decreases in discretionary expenditures.

            Interest Expense

            Interest expense increased to $1,349,000 in 2003 compared to $928,000 in 2002. Included in interest expense for 2003 and 2002 is $383,000 and $192,000, respectively, of non-cash interest expense related to the beneficial conversion feature of warrants and convertible notes sold during the periods presented. Without the effect of the non-cash interest charge for the beneficial conversion features, interest would have been $966,000 and $736,000 in 2003 and 2002, respectively. The $230,000 increase in interest expense represents 31.3% increase in 2003 compared to 2002, and this results from the effect of higher average borrowing levels in 2003 compared to 2002. Management expects that interest expense will increase in 2004 because of continuing needs for third party financing, offset in part by scheduled pay downs of debt in 2004.

            Sundry Income (Expense), Net

            Sundry income (expense) totaled $19,000 income in 2003 compared to $(9,000) expense in 2002. There were no significant items of other revenue or expense in either period.

LIQUIDITY AND CAPITAL RESOURCES

            Primary sources of liquidity are cash generated from operations, and from advances available under the financing agreement and a convertible subordinated debt arrangement with a related party. The Company's operations used $1,550,000 of cash during 2003, primarily as a result of the effect of the $2,925,000 loss from operations offset by a $344,000 decrease in working capital deficit and the $1,030,000 of noncash depreciation, amortization, impairment, loss on property disposals and interest charges to operations. During 2003, the Company used $30,000 of cash for additions to fixed assets and $1,519,000 of cash for debt repayments. Primary sources of cash in 2003 were $1,334,000 from the proceeds of sales of subordinated promissory notes and warrants and $1,953,000 from borrowings under a related party promissory note.

            The Company is a party to a Promissory Note with North Coast Technology Investors, LLP ("NCTI"), an entity of which Mr. Braun, a former member of the Board of Directors, is a partner. NCTI also is a subordinated note holder. Under the terms of the Promissory Note, borrowings are due on demand and bear interest at 9.0% per annum. A maximum of $2,000,000 may be borrowed under the Promissory Note agreement. Borrowings under the Promissory Note are collateralized by substantially all assets of the Company and a second position on the mortgage note securing the Company's Ann Arbor facility. Total borrowings under the Promissory Note at December 31, 2003 are $1,953,000.

            The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement with an Alabama-based bank (the "Optimation Loan Agreement"). The Optimation Loan Agreement, amended through October 3, 2003, provided for a total line of credit of $108,750 on that date and which reduces in availability equal to principal repayments made (the "Facility"). The amount available under the Facility is limited by a borrowing formula based on eligible accounts receivable and inventory. Borrowings under the Facility total $63,750 at December 31, 2003, and such borrowings bear interest at the prime rate plus ..50% (5.00% effective rate at December 31, 2003), but not less than 5.0% per annum. The Optimation Loan Agreement provides for the Facility through April 30, 2004 and requires monthly repayments of $15,000 in January through March 2004 with a final payment of $18,750 on April 30, 2004. The Optimation Loan Agreement prohibits the transfer of funds from Optimation to the parent company except for customary inter-company cost reimbursements. The Facility is collateralized by substantially all assets of Optimation, a guaranty by the parent company Nematron and a partial guaranty by Optimation's president.

            In July 2003 the Board of Directors unanimously approved a motion to negotiate and close the sale of substantially all of the Company's assets to an entity to be formed by the senior and subordinated debt holders (the "Purchaser"), to be paid by the Purchaser entirely with debt assumption. At the Annual Meeting of Shareholders held on January 13, 2004 (the Annual Meeting"), the shareholders approved a proposal to sell substantially all of the Company's assets in consideration of the assumption of all its liabilities, including senior debt, subordinated debt and all other liabilities (the "Net Asset Sale"). The total consideration will be equal to the total amount of all of the Company's liabilities, which at December 31, 2003 were approximately $13.4 million. This price would exceed the book value of the Company's assets, by approximately $3.2 million. The Net Asset Sale will result in the Company not owning any assets except $30,000 in cash the Company expects to retain and certain intangible assets such as its value as a public shell entity. The Company will not, however, have any liabilities (other than contingent liabilities where the Company has not been released by the creditor), all of them being assumed by the Purchaser.

            The shareholders also approved, at the Annual Meeting, a proposal to amend the Company's Articles of Incorporation to affect a reverse stock split whereby five outstanding shares of Common Stock would become one share of outstanding Common Stock ("one-for-five reverse stock split"). This one-for-five reverse stock split will create a sufficient number of authorized but unissued shares of Common Stock in order to consummate the following transaction also approved at the Annual Meeting.

            Following the Net Asset Sale as described above, the Company will become what is commonly known as a "public shell." Dorman Industries, LLC has agreed to purchase, on a post-reverse stock split basis, a total of 5,248,257 shares of the Company's Common Stock from the Company for $50,000 (the "Purchase"). The Purchase result in Dorman Industries owning, on a fully diluted basis, approximately 62.5% of the Company's Common Stock following the one-for-five reverse stock split. Concurrent with the Purchase, the new Board of Directors elected at the Annual Meeting will assume management of the Company. Dorman Industries intends to use the Company and its "public shell" as a platform to build long-term shareholder value by acquiring and/or investing in, and operating strategically positioned companies with capable of generating above average operating profits. No assurances can be given that Dorman Industries will be successful in connection with its future plans for the Company.

            Neither the Net Asset Sale nor the Purchase, as described above, has closed, although management expects that the transactions will close on March 31, 2004.

            Management believes successful implementation of the plans and transactions set forth above will enable the Company to continue as a going concern. If the Company is not successful in executing these plans, management may be forced to curtail operations and either sell the Company, sell product lines or wind down operations.

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

                  - The potential inability to close the Net Asset Sale as described above;

                  - The continued forbearance by the Company's subordinated lenders of their right to call the subordinated debt due to nonpayment of principal and interest due currently;

                  - A further decline of economic conditions in general and in the automotive industry in particular;

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

In connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2003, Grant Thornton LLP ("Grant Thronton"), the Company's independent accountants, advised the Audit Committee and management of a deficiency involving internal control that Grant Thornton considered to be a reportable condition under standards established by the American Institute of Certified Public Accountants. Grant Thornton reported that during 2003 an error was made in the application of Emerging Issues Task Force Consensus 00-27, "Application of Issue No. 98-5 to certain Convertible Instruments" ("EITF 00-27") in the determination of the value of the beneficial conversion features connected with the issuance of convertible securities with detachable warrants, which resulted in an audit adjustment increasing interest expense and common stock by $286,000. This is a complex area of accounting involving the computation of intrinsic values inherent in relative values of the instruments. The Company considered this matter in connection with the preparation of the December 31, 2003 consolidated financial statements included in this Form 10-KSB and recorded the adjustment proposed by Grant Thornton. The Company also determined that the financial statements of quarterly periods within the year ended December 31, 2003, as previously reported on Forms 10-QSB, were affected by this misapplication of EITF 00-27. In response to the observations made by Grant Thornton, in 2004 the Company will implement certain enhancements to its internal controls and procedures, which it believes addresses the matter raised by Grant Thornton.

(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

            Directors of the Company

            Certain information relating to the persons who are the directors of the Company is set forth below.

                                                                                      Director      Term
     Name                       Age          Principal Occupation                      Since       Expires
     ----                       ---          --------------------                      -----       -------
Ronald C. Causley               61    President of A-OK Controls Engineering,          2002         2005
                                      Inc., a wholly owned subsidiary of the
                                      Company, and a Director

Joseph J. Fitzsimmons           69    Retired Executive of Bell & Howell Company       1997         2004
                                      and its subsidiary, University Microfilms
                                      International, a provider of technology
                                      services to libraries and other
                                      organizations

Matthew S. Galvez               48    Chief Executive Officer of the Company,          1998         2004
                                      and a Director

Stephen E. Globus               57    Chairman of the Board of Globus Growth           1998         2006
                                      Group, a venture capital company, a
                                      director of Plasmaco, Inc., and a Director

            Ronald C. Causley was appointed to the Board of Directors in February 2002 to fill a vacancy on the Board. Mr. Causley is the President of A-OK Controls Engineering, Inc., an industrial controls design and application company and a wholly-owned subsidiary of Nematron. Mr. Causley is the founder of A-OK Controls, which was incorporated in 1976, and he has served as its President since its inception.

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

            Matthew S. Galvez became a director in August 1998 upon his joining the Company as its Chief Operating Officer. In October 1998, Mr. Galvez was appointed to the office of the President and CEO of the

Company. In November 2003 Mr. Galvez resigned as President of the Company and joined Millstone Merchant Partners, an investment banking company, as a managing director. Mr. Galvez served as Chief Executive Officer of ISDA & Co., a privately held apparel company, from June 1994 until June 1998. From 1990 until June 1994, Mr. Galvez was a director and Chief Financial Officer of Manufacturers Products Corporation, a supplier of plastic products to the automotive industry. In 1994 he became Chief Executive Officer of that company as well. Prior to 1990, Mr. Galvez was Executive Vice President - Corporate Operations and General Counsel to a developer and supplier of graphics translation software for the industrial marketplace and served as an officer of two acquisition funds. Mr. Galvez serves as Chairman and a Director of Waltec Plastics Co. in Midland, Ontario, Canada, and IMC Plastics in Los Angeles, California.

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

            Executive Officers

            The Company has two executive officers that serve in their positions at the pleasure of the Board of Directors. Mr. Matthew S. Galvez, 48, is the Chief Executive Officer, and Mr. Jeffrey K. Crowell, 58, is the President and Chief Operating Officer. See "Directors of the Company" for further information concerning Mr. Galvez. Mr. Crowell was appointed President and COO in November 2003. Prior to his appointment, Mr. Crowell was president and CEO of General Netware, Inc., a privately held consulting company, since 2000. Prior to joining General Netware, Mr. Crowell was a managing director of Computer Sciences Corporation, a public company.

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

            Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2003, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

            The Company does not have an "Audit Committee Financial Expert" serving on its audit committee. Since the Company has been actively exploring the sale of substantially all of its assets since July 2003, the Board of Directors believed that it was more important to focus its energy on accomplishing this goal, rather than attempting to find a new, potentially short-term director and audit committee member, who would be willing to serve on the Board of Directors and Audit Committee under these circumstances and who could satisfy the Securities and Exchange Commission's definition of an "Audit Committee Financial Expert." When the Company completes the Asset Sale and acquires new operating lines of business, it is expected that the director search process will include looking for a person who can meet the standards of an Audit Committee Financial Expert.

            The Sarbanes-Oxley Act and related rules adopted by the SEC require publicly traded companies to disclose whether they have adopted a code of ethics that applies to a company's principal executive officer, principal financial officer and principal accounting officer or controller, or person's performing similar functions. The rules also define what constitutes a code of ethics. Although the Company has adopted Standards of Conduct that apply to all employees, and that address some of the same principles as a code of ethics, the Company has not yet adopted a code of ethics that meets the SEC's rules.

            As discussed above, since the Company has been actively exploring the sale of substantially all of its assets since July 2003, the Board of Directors believed that it was more important to focus its energy on accomplishing this goal, rather than putting their time and energy, and management time and energy, into drafting a code of ethics that may not satisfy the needs and requirements of the Company's new directors and shareholders.

ITEM 10 EXECUTIVE COMPENSATION

            Summary

            The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to the Company's Executive Officers (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term
                                                                             Compensation
                                                Annual Compensation             Awards           All Other
      Name and Principal                         -------------------            ------          Compensation
          Occupation              Year        Salary ($)      Bonus ($)       Options (#)          ($) (1)
          ----------              ----        ----------      ---------       -----------          -------
  Matthew S. Galvez,              2003         $189,000          $-0-                -0-           $13,649
    President and Chief           2002         $200,000          $-0-                -0-           $16,400
    Executive Officer             2001         $200,000          $-0-                -0-           $20,445

  Jeffrey K. Crowell,             2003          $14,500          $-0-                -0-           $   909
    President and Chief
    Operating Officer

(1)   All Other Compensation in the table above includes the following:

                                                              Housing              Auto         401(k) Plan
                                                             Allowance           Allowance         Match
                                                             ---------           ---------         -----
     Mr. Galvez                  2003                          $9,495             $4,154           $3,000
                                 2002                           8,600              4,800            3,000
                                 2001                           9,576              4,800            6,069

     Mr. Crowell                 2003                             909                 -0-              -0-

            Options

            The following table sets forth information concerning options granted to the Named Executives in the year ended December 31, 2003.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                       Individual Grants
                           -----------------------------------------
                                Number of         Percent of Total
                               Securities        Options Granted To      Exercise or
                           Underlying Options    Employees In Fiscal      Base Price       Expiration
            NAME                Granted                 Year              ($/Share)           DATE
                                --------                ----              ---------           ----
   Matthew S. Galvez               -0-                  -0-%                  --               --
   Jeffrey K. Crowell              -0-                  -0-%                  --               --

            The Named Executives did not exercise any options in the year ended December 31, 2002. The following table provides information with respect to unexercised options held by the Named Executives as of December 31, 2002.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             YEAR-END OPTION VALUES

                                                                           Value of Unexercised
                                   Number of Securities Underlying             In-the-Money
                                 Unexercised Options at Year-End (#)     Options at Year End ($) (2)
                                 -----------------------------------     ---------------------------
            Name                 Exercisable (1)      Unexercisable     Exercisable    Unexercisable
            ----                 ---------------      -------------     -----------    -------------
   Matthew S. Galvez                860,000                -0-              $-0-            $-0-
   Jeffrey K. Crowell                    -0-               -0-              $-0-            $-0-

(1)   Share information is after the one-for-five reverse stock split.

(2) Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the OTCBB at the end of 2003 and the option exercise price.

            Employment Agreement

            None of the Named Executives have an employment agreement with the Company.

            Compensation of Directors

            Each director who is not an officer or employee of the Company is eligible to receive for his services as such a fee of $1,000 per meeting attended and $500 for each committee meeting attended. Committee chairs receive an additional $250 for each committee meeting. The directors waived the director fees for meetings held during quarterly periods during which the Company reported a loss from operations, which were all quarters of the last three years. Directors who are officers or employees of the Company receive no additional compensation for their service as a director, although they are reimbursed for their reasonable travel expenses when meetings are held in a location other than the metropolitan area in which they reside.

            The Company has a 1993 Directors Stock Option Plan (the "Directors Plan"). Pursuant to the provisions of the Directors Plan, each director is automatically and without discretion awarded options to purchase 900 shares of Common Stock (as adjusted for the one-for-five reverse stock split), with an exercise price equal to 110% of the fair market value per share on the grant date, beginning on the date of the Company's 2000 annual meeting of shareholders and every three years thereafter. The options are exercisable annually in increments of 33 1/3% beginning on the grant date, the first anniversary of the date of the grant and the second anniversary of the grant. All options granted under the Directors Plan expire on the fifth anniversary of the date the option was granted. The ability to exercise these options may be accelerated in the event of a change in control of the Company (as defined in the Directors Plan). No options were granted during 2002 or 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information as of December 31, 2003 with respect to the beneficial ownership of Common Stock by current directors, each executive officer named in the Summary Compensation Table under "Executive Compensation", all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding Common Stock (each, a "5% Owner"). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

            The share information included in the following table has been adjusted for the one-for-five reverse stock split approved by the shareholders at the Annual Meeting of Shareholders held on January 13, 2004.

                                                   Number of Shares
              Name                                Beneficially Owned                    Percent of Class (9)
              ----                                ------------------                    --------------------
Directors and Management:
          Ronald C. Causley                             753,585   (1)                           19.95%
          Joseph J. Fitzsimmons                         379,513   (2)                           10.77%
          Stephen E. Globus                             257,040   (3)                            8.16%
          Matthew S. Galvez                             172,020   (4)                            5.18%
          Jeffrey K. Crowell                                 -0-                                 0.00%
          John H. Dunlap                                     -0-                                 0.00
          All directors and executive
            officers as group (4 persons)             1,562,165   (5)                           36.02%

5% Owners:
          Hugo E. Braun                              20,251,242   (6)                           87.33%
          James A. Nichols                              918,004   (7)                           25.01%
          J. Eric May, Trustee Under
            Declaration of Trust                        298,685   (8)                            9.49%

(1) The shares shown in the table for Mr. Causley include (i) 124,817 shares of Common Stock owned outright, (ii) options to purchase 6,000 shares of Common Stock, which are currently exercisable or are exercisable within sixty days under the Long-Term Incentive Plan; (iii) warrants to purchase a maximum of 50,000 shares of Common Stock issued in March 2002 in connection with the Company's issuance of subordinated notes and warrants; and (iv) rights to convert the principal amount of $125,000 of subordinated convertible notes and accrued interest thereon to 572,768 shares of Common Stock at the lowest closing price per share, adjusted for the effects of the one-for-five reverse stock split, during the period that the note is outstanding. Mr. Causley's address is 4375 Giddings Road, Auburn Hills, MI 48326.

(2) The shares shown in the table for Mr. Fitzsimmons include (i) 3,000 shares of Common Stock owned outright, (ii) options under the Directors Option Plan to purchase 4,233 shares of Common Stock, which are currently exercisable or are exercisable within sixty days; and (iii) warrants to purchase a maximum of 30,000 shares of Common Stock issued in March 2002 in connection with the Company's issuance of subordinated notes and warrants, and (iv) rights to convert the principal amount of $75,000 of subordinated convertible notes and accrued interest thereon to 342,280 shares of Common Stock at the lowest closing price per share, adjusted for the effects of the one-for-five reverse stock split, during the period that the note is outstanding. Mr. Fitzsimmons' address is 5840 Interface Drive, Ann Arbor, MI 48103.

(3) The shares shown in the table for Mr. Globus include (i) 51,012 shares of Common Stock owned outright by Mr. Globus, (ii) 136,472 shares of Common Stock owned by companies and partnerships over which Mr. Globus exercises voting and investment power, (iii) 68,663 shares of Common Stock owned by certain relatives of Mr. Globus over which Mr. Globus exercises beneficial ownership, and (iv) options to purchase 900 shares of Common Stock which are currently exercisable or are exercisable within sixty days. Mr. Globus' address is 44 West 24th Street, New York, NY 10010.

(4) The shares shown in the table for Mr. Galvez include (i) 20 shares of Common Stock owned outright, and (ii) options to purchase 172,000 shares of Common Stock, which are currently exercisable or are exercisable within sixty days. Mr. Galvez's address is 1775 Eye Street NW, Suite 800, Washington, DC 20006.

(5) The shares shown in the table for all current directors and executive officers as a group include the shares described in footnotes (1) through
      (5).

(6) The shares shown in the table for Mr. Braun include (i) 210,000 shares of Common Stock owned by North Coast and Access Venture Fund L.P. ("North Coast"), of which Mr. Braun is a partner, (ii) currently exercisable warrants to purchase 100,000 shares of Common Stock pursuant to a warrant issued to North Coast in March 2001, (iii) currently exercisable warrants to purchase 1,464,870 shares of Common Stock pursuant to a warrant issued to North Coast in connection with issuances of subordinated debt and warrants under a $3 million borrowing arrangement between the Company and North Coast, (iv) rights to convert the principal amount of $750,000 of subordinated convertible notes and accrued interest thereon to 3,827,672 shares of Common Stock at the lowest closing price per share, adjusted for the effects of the one-for-five reverse stock split, during the period that the notes are outstanding, and (v) rights to convert the principal amount of $3,111,500 of subordinated convertible notes and accrued interest thereon to 14,648,700 shares of Common Stock at the lowest closing price per share, adjusted for the effects of the one-for-five reverse stock split, during the period that the note is outstanding . If such warrants, rights and options were exercised, Mr. Braun would have sole voting rights and shared investment power with respect to the underlying shares. Mr. Braun's address is 206 South Fifth Avenue, Suite 550, Ann Arbor, MI 48104

(7) The shares shown in the table for Mr. Nichols include (i) 346,741 shares of Common Stock owned outright, (ii) 48,890 shares of Common Stock owned by an investment club of which Mr. Nichols is a member, (iii) currently exercisable warrants to purchase 13,333 shares of Common Stock, and (iv) rights to convert the principal amount of $100,000 subordinated convertible notes to 509,040 shares of Common Stock at the lowest closing price per share, adjusted for the effects of the one-for-five reverse stock split, during the period that the note is outstanding. Mr. Nichols' address is 3707 West Maple Road, Bloomfield Hills, MI 48301.

(8) The shares shown in the table for Mr. May, Trustee include 298,685 shares of Common Stock owned by J. Eric May, Trustee Under Declaration of Trust. Mr. May's address is c/o Wilmington Trust Company, 1100 North Market Street, Wilmington, DE 19890.

(9) The number of shares and percentages have been determined as of December 31, 2003. At that date 3,148,894 shares of stock outstanding (as adjusted for the effects of the one-for-five reverse stock split) used in calculating the percentage ownership of a beneficial owner assumes that all options and warrants to acquire shares of Common Stock held by such beneficial owner (but not those held by any other person) that were exercisable on, or become exercisable within 60 days of, December 31, 2003 are exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The discussion in this Item 12 includes share information that has been adjusted for the one-for-five reverse stock split approved by the shareholders at the Annual Meeting of Shareholders held on January 13, 2004.

            10% CONVERTIBLE SUBORDINATED PROMISSORY NOTE - MR. HUGO BRAUN, A FORMER DIRECTOR

            In March 2001, the Company completed a sale of $1.2 million principal amount of Convertible Subordinated Promissory Notes and Warrants to purchase a total of 160,000 shares of Common Stock to certain accredited investors, including North Coast Technology Investors LP ("North Coast"), of which Mr. Hugo Braun, a former Company Director, is a partner. The Convertible Subordinated Promissory Notes, which are secured by a second lien on the Company's assets and are subordinated in right of payment to the Company's senior lender, bear interest at 10% and were due on August 31, 2001 (the "10% Notes"). The 10% Notes are currently due and payable, but are subordinated to the Company's senior lender. The 10% Notes are prepayable at any time without penalty upon prior written notice as provided in the Notes. The holders of the 10% Notes are not permitted to transfer them without the Company's prior written consent. The holders of the 10% Notes could have converted the principal and accrued interest thereon into shares of a planned equity offering, if such offering was completed by August 31, 2001. After that, the principal and accrued interest thereon may be converted into shares of Common Stock. The number of shares of Common Stock issuable upon exercise of the

Conversion Option is equal to (x) the sum of the principal and interest then due and payable, divided by (y) the Common Stock Conversion Price. The Common Stock Conversion Price was initially set at $1.20 and is adjusted to the lowest closing price of the Common Stock if the closing price fell below $1.20 for five consecutive trading days. The lowest closing price of the Common Stocks traded on the AMEX or on the OTCBB during the period the Convertible Promissory Notes have been outstanding has been $0.25 (as adjusted for the effects of the one-for-five reverse stock split approved by the shareholders on January 13,
2004). Information concerning the 10% Notes and Warrants sold to North Coast is as follows:

         10% Notes purchased                                                  $  750,000
         Warrants purchased, convertible into Common shares                      100,000
         Common Stock, which may be obtained through
            exercise of the Conversion Option - $0.25 per share                3,827,672
         Interest accrued and unpaid since date of note                         $206,900

            14% CONVERTIBLE SUBORDINATED PROMISSORY NOTE - MR. HUGO BRAUN, A FORMER DIRECTOR

            In March 2002, the Company executed a Convertible Subordinated Promissory Note with North Coast that documented the terms of an agreement that was informally in place beginning in October 2001. The agreement has been modified through April 2003. The agreement provides for a maximum of $3,000,000 to be available to the Company as funds are needed and not available from the Company's senior lender or other sources. North Coast is under no obligation to fund the Company's advance request. The Convertible Subordinated Promissory Note, which is secured by a second lien on the Company's assets and is subordinated in right of payment to the Company's bank lender, bear interest at 14% and advances thereunder are due demand (the "14% Note"). Advances made under the 14% Note are prepayable at any time without penalty upon prior written. North Coast is not permitted to transfer the 14% Note without the Company's prior written consent. Pursuant to the terms of the 14% Note, because Nematron did not complete an equity financing pursuant to which it received gross proceeds of at least $1.5 million on or before August 31, 2002, the principal and interest due and payable under this Note may be converted by North Coast, in whole or in part, into shares of Series A Preferred Stock of Nematron beginning on September 1, 2002, upon at least three (3) business days prior written notice from North Coast to Nematron and prior to the payment of 14% Note in full.

            A summary of the terms of the Series A Preferred is as follows:

            DIVIDENDS: No dividends will be required to be paid by the Company. If any dividends are paid on the Company's common stock ("Common"), the holders of the Series A Preferred shall be entitled to receive dividends in preference to any dividend on the Common in an amount per share equal to or greater than any dividend paid on the Common.

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

            Information concerning the 14% Notes and Warrants sold to North Coast is as follows:

         Advances made under the 14% Note purchased                                        $ 3,111,500
         Warrants purchased, convertible into Common shares                                  1,464,870
         Series A Preferred Stock issuable upon conversion of the 14% Note                  14,648,700
         Interest accrued and unpaid on Subordinated Promissory Notes                      $   550,675

            8% CONVERTIBLE SUBORDINATED PROMISSORY NOTE - MR. RONALD C. CAUSLEY AND MR. JOSEPH J. FITZSIMMONS, DIRECTORS

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

                                                                       Ronald C.         Joseph J.
                                                                       Causley          Fitzsimmons
                                                                       -------          -----------
      Convertible Subordinated Promissory Notes purchased              $125,000         $ 75,000
      Warrants purchased, convertible into Common shares                 50,000           30,000
      Series A Preferred Stock issuable upon conversion of the Notes    572,768          342,280
      Interest accrued and unpaid since date of note                   $ 18,192         $ 10,570

            ACQUISITION DEBT - MR. RONALD C. CAUSLEY, A DIRECTOR

            Pursuant to the terms of the Purchase Agreement by and between the Company, A-OK Controls Engineering, Inc. ("A-OK Controls") and Ronald C. Causley dated June 30, 2000 under which the Company purchased 100% of the equity of A-OK Controls Engineering, Inc. from its sole stockholder, Mr. Causley on that date, Nematron agreed to pay the final cash installment related to the purchase price within 60 days of closing. Such amount, totaling $351,867, was not paid and has accrued interest at 9% per annum since that date. Interest accrued and unpaid during 2002 and 2003 was $37,759 and $41,302, respectively. Total accrued and unpaid interest due to Mr. Causley as of December 31, 2003 is $129,716.

            OPERATING LEASES AND AMOUNTS DUE - MR. RONALD C. CAUSLEY, A DIRECTOR

            The Company's wholly owned subsidiary, A-OK Controls, leases under ten-year operating leases its Auburn Hills and Saginaw, Michigan system integration offices from Mr. Ronald C. Causley. Management believes that these leases, which were executed prior to the Company's acquisition of A-OK Controls, represent fair market lease rates. Lease expense on these related party leases totaled approximately $397,800 and $496,700 in 2002 and 2003 respectively. The lease on the Saginaw facility requires monthly lease payments of $3,150 through January 2009, and the lease on the Auburn Hills facility requires monthly lease payments of $30,000 through May 2008. Minimum lease payments through the expiration dates of the leases total $1,812,150. A-OK Controls suspended making the required lease payments to Mr. Causley during 2003 and at December 31, 2003 is in arrears a total of $502,900.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

            (a) The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section, which follows the financial section of this report) and are incorporated herein by reference.

            (b) The Company did not file any current reports on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNT FEES AND SERVICES.

Audit Fees

Our independent accountants, Grant Thornton LLP, provided audit and other services during the years ended December 31, 2002 and 2003 as follows:


                                              2002              2003
                                              ----              ----
          Audit Fees                        $50,000           $75,000
          Audit Related Fees                  5,000             5,000
          Tax Fees                              -0-            25,000
          All Other Fees                        -0-               -0-

          Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

          Audit Related Fees. This category includes the fees paid to audit the Company's 401(k) Plan.

          Tax Fees. This includes the filing of Amended MSBT 1998, 1999 & 2000 returns for Nematron and A-OK Controls.

          All Other Fees. There were no other fees paid to Grant Thornton LLP.

          Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Grant Thornton LLP is engaged by the Company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be approved by the company's audit committee or entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

          The audit committee requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. The audit committee has delegated to the chair of the audit committee authority to approve permitted services provided that the chair reports any decisions to the committee at its next scheduled meeting.

          The audit committee has considered the nature and amount of the fees billed by Grant Thornton LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Grant Thornton LLP's independence.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEMATRON CORPORATION

By:   /s/ Jeffrey K. Crowell                     Dated:  March 30, 2004
    ---------------------------------------
    Jeffrey K. Crowell, President and COO

And

      /s/ Matthew S. Galvez                      Dated:  March 30, 2004
    ---------------------------------------
    Matthew S. Galvez, CEO and a Director

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                                 Title                                Date

  /s/ Tina M. Raiford                Vice President, Accounting and                March 30, 2004
---------------------------------    Corporate Controller
Tina M. Raiford                      (Principal Accounting Officer)


  /s/ Ronald C. Causley              Director                                      March 30, 2004
---------------------------------
Ronald C. Causley

  /s/ Joseph J. Fitzsimmons          Chairman of the Board                         March 30, 2004
---------------------------------    and a Director
Joseph J. Fitzsimmons

  /s/ Stephen E. Globus              Director                                      March 30, 2004
---------------------------------
Stephen E. Globus

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

4.15 Form of Warrant Agreement dated between March 6 and March 28, 2002, by and between Convertible Subordinated Noteholders and Nematron Corporation, and schedule of amounts of Warrants by Warrant holder, filed as Exhibit 4.2 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2002 and incorporated herein by reference. 4.16 Subordinated Promissory Note between North Coast Technology Investors, L.P. and the Registrant dated October 28, 2002, filed as Exhibit 4.5 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2002 and incorporated herein by reference.

4.17 Subordinated Promissory Note between North Coast Technology Investors, L.P. and the Registrant dated as of April 14, 2003 in the amount of $3,000,000.

4.18 Promissory Note between North Coast Technology Investors, L.P. and the Registrant dated as of July 31, 2003 in the amount of $1,700,000 payable on demand with interest at 9.0% per annum, filed as Exhibit 4.4 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2003 and incorporated herein by reference.

4.19 Mortgage between North Coast Technology Investors, L.P. and the Registrant dated as of July 31, 2003, filed as Exhibit 4.3 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2003 and incorporated herein by reference.

4.19          Security Agreement between North Coast Technology Investors, L.P.
              and the Registrant dated as of July 31, 2003, pursuant to which Nematron grants a continuing security interest in Collateral to secure the payment of liabilities, filed as Exhibit 4.2 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2003 and incorporated herein by reference.

4.20 Variable Rate Term Note in the amount of $2,700,000 between Chelsea State Bank and the Registrant dated September 30, 2002, filed as Exhibit 4.0 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 2002 and incorporated herein by reference.

4.21 Revolving Credit and Security Agreement dated July 9, 1999, by and between Optimation, Inc. and Compass Bank, filed as Exhibit 4.8 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.

Exhibit
Number                            Description of Exhibit
------                            ----------------------
4.20    Modification Agreement and Amendment to Loan Documents dated July 19, 2000, by and between Optimation, Inc. and Compass Bank, filed as Exhibit 4.9 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 and incorporated herein by reference.

4.21    Modification Agreement and Amendment to Loan Documents dated July 9, 2001, by and between Optimation, Inc. and Compass Bank, filed as Exhibit 4.0 to the
        Registrant's Form 10-QSB for the quarterly period ended June 30, 2001 and incorporated herein by reference.

4.22    Modification Agreement and Amendment to Loan Documents dated February 25, 2002, by and between Optimation, Inc. and Compass Bank, filed as Exhibit 4.19 to the
        Registrant's Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

4.23    Modification Agreement and Amendment to Loan Documents dated July 9, 2002, by and between Optimation, Inc. and Compass Bank, filed as Exhibit 4.0  to the
        Registrant's Form 10-QSB for the quarterly period ended June 30, 2002 and incorporated herein by reference.

4.24    Loan Modification Agreement and Amendment to Loan Documents dated October 4, 2002, by and between Optimation, Inc. and Compass Bank, filed as Exhibit 4.2 to the
        Registrant's Form 10-QSB for the quarterly period ended September 30, 2002 and incorporated herein by reference.

4.25    Loan Modification Agreement and Amendment to Loan Documents dated October 3, 2003, by and between Optimation, Inc. and Compass Bank, filed as Exhibit 4.1 to the
        Registrant's Form 10-QSB for the quarterly period ended September 30, 2003 and incorporated herein by reference.

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

21.01   Subsidiaries of Nematron Corporation.

23.01   Consent of Grant Thornton LLP.

31.01   Certification of CEO, COO and VP-Accounting pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02   Certification of CEO, COO and VP-Accounting pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03   Certification of CEO, COO and VP-Accounting pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01   Certification of CEO, COO and VP-Accounting pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Management compensatory plan or arrangement.

                                   UNDERTAKING

            The Company will furnish to any shareholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company's reasonable expenses in furnishing the exhibit to the shareholder. Requests for exhibits and information regarding the applicable fee shall be direct to: Ms. Tina M. Raiford, Vice President - Accounting, at the address of the principal executive offices set forth on the cover of this Report on Form 10-KSB.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                      NEMATRON CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2003

                      NEMATRON CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                                       Page
                                                                                       ----
Report of Independent Certified Public Accountants                                      F-2

Consolidated Balance Sheet as of December 31, 2003                                      F-3

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2003                                                              F-4

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended
December 31, 2002 and 2003                                                              F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2003                                                              F-6

Notes to Consolidated Financial Statements                                          F-7 to F-27

               Report of Independent Certified Public Accountants

THE BOARD OF DIRECTORS
Nematron Corporation:

We have audited the accompanying consolidated balance sheet of Nematron Corporation and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nematron Corporation and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the two years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a deficit in working capital, has experienced cash flow difficulties and is in default of its subordinated debt agreements with its lenders. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ Grant Thornton LLP

March 12, 2004
Southfield, Michigan

                      NEMATRON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                            ASSETS (NOTES 5, 7 AND 8)

Current assets:
     Cash                                                                              $    207,139
     Accounts receivable, net of allowance for doubtful accounts of $81,000 (Note 3)      3,087,911
     Inventories (Note 4)                                                                 1,498,800
     Prepaid expenses and other current assets                                              150,218
                                                                                       ------------
             Total current assets                                                         4,944,068
Property and equipment:
     Land                                                                                   117,000
     Building and improvements                                                            2,292,685
     Equipment                                                                            7,029,596
                                                                                       ------------
                                                                                          9,439,281
     Less accumulated depreciation                                                       (7,843,152)
                                                                                       ------------
             Net property and equipment                                                   1,596,129
Note receivable from customer (Note 3)                                                       51,132
Software and related development costs, net of
     accumulated amortization of $6,263,597 (Note 3)                                        398,138
Goodwill, net of accumulated amortization of $2,547,233 (Note 3)                          2,922,122
Other intangible assets, net of accumulated amortization of $856,615 (Note 3)               217,952
                                                                                       ------------

             Total assets                                                              $ 10,129,541
                                                                                       ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Promissory notes payable to related party under financing agreement (Note 5)      $  1,952,528
     Note payable to bank under lines of credit agreements (Note 5)                          63,750
     Accounts payable                                                                     1,363,150
     Deferred revenue and other accrued liabilities (Note 6)                              2,940,562
     Subordinated debt (Note 7)                                                           4,511,500
     Current maturities of long-term debt (Note 8)                                          173,667
                                                                                       ------------
                Total current liabilities                                                11,005,157
Long-term debt (Note 8)                                                                   2,332,723
                                                                                       ------------
             Total liabilities                                                           13,337,880
Commitments and contingencies (Note 13)                                                          --
Stockholders' deficit (Notes 3, 7, 11 and 12):
     Common stock, no par value; 30,000,000 shares authorized;
         3,148,894 shares outstanding (Note 2)                                           33,629,784
     Accumulated comprehensive loss                                                         (64,757)
     Accumulated deficit                                                                (36,773,366)
                                                                                       ------------
             Total stockholders' deficit                                                 (3,208,339)
                                                                                       ------------

             Total liabilities and stockholders' deficit                               $ 10,129,541
                                                                                       ============

          See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2002            2003
                                                          ----            ----
Net revenues                                          $ 14,867,215    $ 13,536,877

Cost of revenues                                        11,220,688      10,391,454
                                                      ------------    ------------

             Gross profit                                3,646,527       3,145,423

Operating expenses:
     Product development costs - software                  721,323         570,247
     Selling, general and administrative expenses        5,101,003       4,170,109
                                                      ------------    ------------

             Total operating expenses                    5,822,326       4,740,356
                                                      ------------    ------------

             Operating loss                             (2,175,799)     (1,594,933)

Other expense:
     Interest expense (Notes 5, 7 and 8)                  (928,046)     (1,349,254)
     Sundry expense, net of sundry income                   (9,101)         19,000
                                                      ------------    ------------

             Total other expense                          (937,147)     (1,330,254)
                                                      ------------    ------------

             Loss before income taxes                   (3,122,946)     (2,925,187)

Income taxes (Note 9)                                           --              --
                                                      ------------    ------------

             Net loss                                 $ (3,122,946)   $ (2,925,187)
                                                      ============    ============

Loss per share - basic and diluted (Notes 3 and 10)   $      (0.99)   $      (0.93)
                                                      ============    ============

See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

                                                                        Accumulated
                                                  Common Stock          Comprehensive
                                                  ------------          Income (Loss)     Accumulated
                                             Shares         Amount        Adjustment        Deficit         Total
                                             ------         ------        ----------        -------         -----
                                            (Note 2)
Balance, January 1, 2002                     3,148,894    $ 33,054,089    $     18,096    $(30,735,233)   $  2,336,952
Beneficial conversion feature of
     convertible subordinated notes and
     warrants (Note 7)                                         192,257                                         192,257
Comprehensive loss:
     Net loss for the year ended
        December 31, 2002                                                                   (3,112,946)     (3,112,946)
     Foreign currency translation
         adjustment                                                              7,549                           7,549
                                                                                                          ------------
              Total comprehensive loss                                                                      (3,105,397)
                                                                                                          ------------

Balance, December 31, 2002                   3,148,894      33,246,346          25,645     (33,848,179)       (576,188)

Beneficial conversion feature of
     convertible subordinated notes and
     warrants (Note 7)                                         383,438                                         383,438
Comprehensive loss:
     Net loss for the year ended
         December 31, 2003                                                                 (2,925,187)     (2,925,187)
     Foreign currency translation
         adjustment                                                            (90,402)                       (90,402)
                                                                                                          ------------
Total comprehensive loss                                                                                    (3,015,589)
                                          ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2003                   3,148,894    $ 33,629,784    $    (64,757)   $(36,773,366)   $ (3,208,339)
                                          ============    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                                      2002           2003
                                                                                      ----           ----
Cash flows from operating activities:
    Net loss                                                                      $(3,112,946)   $(2,925,187)
    Adjustments to reconcile net loss to net cash flows
       used in operating activities:
           Depreciation of property and equipment                                     410,030        283,273
           Amortization of intangible assets                                          505,666        362,476
           Non-cash interest expense for beneficial conversion
              feature (Note 7)                                                        192,257        383,438
           Impairment of goodwill (Note 3)                                            150,000             --
           Loss on disposal of property and equipment                                  20,558          1,258
           Changes in current assets and liabilities that provided (used) cash:
              Accounts receivable                                                     937,756       (804,652)
              Inventories                                                             262,391        155,044
              Prepaid expenses and other current assets                                17,469         22,332
              Accounts payable                                                        130,302        283,102
              Deferred revenue and other accrued liabilities                         (103,364)       689,058
                                                                                  -----------    -----------
                  Net cash used in operating activities                              (589,881)    (1,549,858)
Cash flows from investing activities:
    Purchases of property and equipment                                               (92,138)       (30,267)
    Collections on long-term note receivable                                            4,220          8,008
    Proceeds from disposals of property and equipment                                   1,253             --
                                                                                  -----------    -----------
                  Net cash used in investing activities                               (86,665)       (22,259)
Cash flows from financing activities:
    Net borrowings under related party promissory note                                     --      1,952,528
    Proceeds from issuance of subordinated notes and warrants                       1,679,000      1,332,500
    Borrowings under long-term debt agreements                                      2,700,000             --
    Repayments of borrowings under bank line of credit                               (865,158)    (1,333,567)
    Repayments of long-term debt                                                   (2,999,482)      (185,605)
    Additions to intangible assets                                                    (33,287)            --
                                                                                  -----------    -----------
                  Net cash provided by financing activities                           481,073      1,765,856
Foreign currency translation effect on cash                                             7,549        (90,402)
                                                                                  -----------    -----------
Net increase (decrease) in cash and cash equivalents                                 (187,924)       103,337
Cash at beginning of year                                                             291,726        103,802
                                                                                  -----------    -----------

Cash at end of year                                                               $   103,802    $   207,139
                                                                                  ===========    ===========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest                                                        $   458,825    $   382,302
    Cash paid for income taxes                                                    $        --    $        --

See accompanying notes to consolidated financial statements.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

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

(2)   GOING CONCERN MATTERS

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2002 and 2003, the Company incurred losses of $3.1 million and $2.9 million, respectively, which have contributed to the Company's difficulties in generating sufficient cash flow to finance operations. Additionally, as discussed in Note 6, the Company has been in continuing default of the repayment provisions of its subordinated debt agreements, and it does not have the capital necessary to remedy the default. Because of the default on its subordinated loans in the principal amount of $4,511,500, along with accrued interest of approximately $910,700, the debt holders have the right to call the debt and to foreclose on all the assets of the Company. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Management's plans with respect to these matters include the following:

      In July 2003 the Board of Directors unanimously approved a motion to negotiate and close the sale of substantially all of the Company's assets to an entity to be formed by the senior and subordinated debt holders (the "Purchaser"), to be paid by the Purchaser entirely with debt assumption. At the Annual Meeting of Shareholders held on January 13, 2004 (the Annual Meeting"), the shareholders approved a proposal to sell substantially all of the Company's assets in consideration of the assumption of all its liabilities, including senior debt, subordinated debt and all other liabilities (the "Net Asset Sale"). The total consideration will be equal to the total amount of all of the Company's liabilities, which at December 31, 2003 were approximately $13.4 million. This price would exceed the book value of the Company's assets, by approximately $3.2 million. The Net Asset Sale will result in the Company not owning any assets except $30,000 in cash the Company expects to retain and certain intangible assets such as its value as a public shell entity. The Company will not, however, have any liabilities (other than contingent liabilities where the Company has not been released by the creditor), all of them being assumed by the Purchaser.

      The shareholders also approved, at the Annual Meeting, a proposal to amend the Company's Articles of Incorporation to affect a reverse stock split whereby five outstanding shares of Common Stock would become one share of outstanding Common Stock ("one-for-five reverse stock split"). This one-for-five reverse stock split will create a sufficient number of authorized but unissued shares of Common Stock in order to consummate the following transaction also approved at the Annual Meeting.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      Following the Net Asset Sale as described above, the Company will become what is commonly known as a "public shell." Dorman Industries, LLC has agreed to purchase, on a post-reverse stock split basis, a total of 5,248,257 shares of the Company's Common Stock from the Company for $50,000 (the "Purchase"). The Purchase will result in Dorman Industries owning, on a fully diluted basis, approximately 62.5% of the Company's Common Stock following the one-for-five reverse stock split. Concurrent with the Purchase, the new Board of Directors elected at the Annual Meeting will assume management of the Company. Dorman Industries intends to use the Company and its "public shell" as a platform to build long-term shareholder value by acquiring and/or investing in, and operating strategically positioned companies with capable of generating above average operating profits. No assurances can be given that Dorman Industries will be successful in connection with its future plans for the Company.

      Neither the Net Asset Sale nor the Purchase, as described above, has closed, although management expects that the transactions will close on March 31, 2004.

      Management believes successful implementation of the plans and transactions set forth above will enable the Company to continue as a going concern. If the Company is not successful in executing these plans, management may be forced to curtail operations and either sell the Company, sell product lines or wind down operations.

(3) SUMMARY OF ACCOUNTING PRINCIPLES

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Nematron Limited, a United Kingdom corporation; Nematron Canada, Inc., a Canadian corporation; A-OK Controls Engineering, Inc., a Michigan corporation, and Optimation, Inc., an Alabama corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      accrue interest on past due accounts receivable because of the uncertainty of collection of interest, although the Company's standard terms allow for such a charge.

      Accounts receivable consist of the following:

                                                    December 31,
                                                    ------------
                                                 2002           2003
                                                 ----           ----
      Billed trade receivables               $ 1,994,236    $ 2,477,571
      Unbilled trade receivables                 423,164        691,340
                                             -----------    -----------
        Total                                  2,417,400      3,168,911
      Less allowance for doubtful accounts       (75,000)       (81,000)
                                             -----------    -----------

      Balance at end of year                 $ 2,342,400    $ 3,087,911
                                             ===========    ===========

      Billed trade receivables represent amounts invoiced to customers for goods delivered or services performed. Unbilled trade receivables represent amounts due from customers for work performed pursuant to the customers' time-and-material purchase orders but which were not invoiced until shortly after each month end in accordance with the terms of the customers' purchase orders.

      Changes in the Company's allowance for doubtful accounts are as follows:

                                         December 31,
                                         ------------
                                       2002        2003
                                       ----        ----
      Balance at beginning of year   $ 70,000    $ 75,000
        Bad debt expense               45,000      19,000
        Accounts written off          (40,000)    (13,000)
                                     --------    --------

      Balance at end of year         $ 75,000    $ 81,000
                                     ========    ========

      Note Receivable

      The Company has an interest-bearing note receivable from a commercial supplier. A machine used to produce the parts collateralizes the note. Payments on the note are due at the time that the Company pays the vendor for delivered products. The note bears interest at a commercial rate but the Company has suspended recording interest income until it is received. Based upon projected product delivery dates, the note, totaling $51,132 at December 31, 2003, is classified as a non-current asset.

      Inventories

      Inventories are carried at the lower of cost or market. Cost is determined by the first in, first out method. Provision is made to reduce inventories (including demonstration units) to net realizable value for excess and/or obsolete inventories based upon an item-by-item review of quantities on hand compared to estimated future usage for sales and service.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

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

      Software Development Costs

      Certain computer software development costs, primarily salaries, wages and other payroll costs, and purchased software technology were capitalized prior to January 1, 2002, but no costs have been capitalized since that date. Capitalization of computer software development costs began upon establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs required considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life, and changes in software and hardware technology. The Company annually reviews the recoverability of capitalized software costs based on estimated cash flows. Software costs are written off at the time a determination has been made that the amounts are not recoverable.

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

      A summary of capitalized software and related development costs for the years presented are as follows:

                                         December 31,
                                         ------------
                                       2002         2003
                                       ----         ----
      Balance at beginning of year   $ 886,286    $ 574,407
      Amortization                    (311,879)    (176,269)
                                     ---------    ---------

      Balance at end of year         $ 574,407    $ 398,138
                                     =========    =========

      Estimated amortization of software development costs is $149,300, $149,300 and $99,538 for the years ending December 31, 2004, 2005 and 2006, respectively.

      Goodwill

      Goodwill was recorded in connection with the Company's acquisition of other entities during the years 1995 through 2001, and prior to January 1, 2002, the Company was amortizing goodwill over periods ranging from fifteen to twenty years. Effective with the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, that the Company adopted on January 1, 2002, the Company ceased amortizing goodwill in

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      accordance with provisions of the pronouncement. However, goodwill is subject to certain impairment tests at least annually. The Company recorded a goodwill impairment loss of $150,000 in 2002 to eliminate all remaining goodwill related to a 1997 acquisition, and such amount is included in selling, general and administrative expenses.

      A summary of activity in the goodwill account for the years presented is as follows:

                                            December 31,
                                            ------------
                                         2002          2003
                                         ----          ----
      Balance at beginning of year   $ 3,072,122    $2,922,122
      Impairment loss                   (150,000)           --
                                     -----------    ----------

      Balance at end of year         $ 2,922,122    $2,922,122
                                     ===========    ==========

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

      A summary of activity in the intangible asset account for the years presented is as follows:

                                          December 31,
                                          ------------
                                        2002         2003
                                        ----         ----
      Balance at beginning of year   $ 564,658    $ 404,159
      Additions                         33,287           --
      Amortization                    (193,786)    (186,207)
                                     ---------    ---------

      Balance at end of year         $ 404,159    $ 217,952
                                     =========    =========

      Estimated amortization of intangible assets is $135,000 and $82,952 for the years ending December 31, 2004 and 2005, respectively.

      Product Warranties

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

                                                    December 31,
                                                    ------------
                                                 2002         2003
                                                 ----         ----
      Balance at beginning of year            $ 255,000    $ 255,000
      Expense for new warranties issued         153,468       55,052
      Expense for revisions of prior years'
         warranties                                 861        4,531
      Warranty claims                          (154,329)     (59,573)
                                              ---------    ---------

      Balance at end of year                  $ 255,000    $ 255,000
                                              =========    =========

      Stock Option Plans

      At December 31, 2003, the Company has stock-based compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in operations, as all option grants under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share, adjusted for the one-for-five reverse stock split, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation to stock-based compensation.

                                                      Year Ended December 31
                                                      ----------------------
                                                        2002           2003
                                                        ----           ----
      Net loss:
           As reported                              $(3,112,946)   $(2,925,187)
           Deduct: Total stock-based employee
             compensation expense determined
             under the fair values method for all
             awards                                    (243,327)      (151,454)
                                                    -----------    -----------
           Pro forma                                $(3,356,273)   $(3,076,641)
                                                    ===========    ===========
      Net loss per share:
           As reported                              $     (0.99)   $     (0.93)
           Pro forma                                $     (1.07)   $     (0.98)

      No options were granted in 2003 or 2002.

      Foreign Currency Translation

      The assets and liabilities of the Company's foreign subsidiaries, Nematron Limited and Nematron Canada, Inc., are denominated in foreign currencies and are translated into United States dollars at exchange rates in effect on the balance sheet date. These entities' revenue and expenses are translated into United States dollars using a weighted average exchange rate during the periods presented. Gains or losses resulting from translating foreign currency financial statements into United States dollars are recorded as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are not significant and included in net loss.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

Revenue Recognition

      The Company recognizes revenue using varying methods based upon the revenue type. A summary of revenue types and the method of recognizing revenues in the statement of operations are as follows:

                  Revenue Type                                       Revenue Recognition Method
                  ------------                                       --------------------------

         Hardware product sales                        Upon delivery, when collection is probable
         Application and other services,               As the services are performed, when collection is
           including repairs of computers              probable
         Extended warranty agreements                  Ratably over the terms of the agreement with the
           covering software                           customer
         Software license agreements                   Deferred until all conditions in Statement of Position
                                                       97-2, Software Revenue Recognition ("SOP 97-2") are
                                                       met.  Such conditions include the delivery of the
                                                       product, the performance of all obligations so that
                                                       remaining obligations are no longer significant, and
                                                       collectibility is probable
         Bundled products (hardware products           Deferred until all conditions in SOP 97-2 are met
           pre-loaded with software covered by
           license agreements)
         Systems sales (bundled products plus          Deferred until all conditions in SOP 97-2 are met
           post sale support activities)

      The Company has established programs that, under specified terms and limited conditions, enable its distributors to return limited amounts of product. The effect of these programs, which is not a material amount, is estimated, and current period revenues and cost of revenues are reduced accordingly.

      Research and Development Costs

      Research and development costs are expensed when incurred. These costs include certain engineering wages, fringe benefits, and direct costs. Hardware and software engineering costs are included in the accompanying consolidated statements of operations as components of cost of revenues and product development costs, respectively. Research and development costs were $742,000 and $1,409,000 for the years ended December 31, 2002 and 2003, respectively.

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

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      Loss Per Share

      The Company's Board of Directors and shareholders approved a one-for-five reverse stock split with respect to the Company's Common Stock and an enabling amendment to the Company's Amended and Restated Articles of Incorporation. The date of record for the noe-for-five reverse stock split is March 30, 2004. All share and per share amounts reflected on the accompanying consolidated statement of operations gives effect to the one-for-five reverse stock split for 2002 and 2003.

      Loss per share is calculated using the weighted average number of common shares outstanding during the period and adjusted for the assumed conversion of dilutive stock options and warrants. Since net losses were incurred in the years ended December 31, 2002 and 2003, no conversion of dilutive stock options and warrants was assumed in the loss per share calculation, as the effect would be anti-dilutive.

      Fair Value

      Financial instruments of the Company, consisting principally of cash, accounts receivable, note receivable, accounts payable, and debt, are recorded at estimated fair value. The Company has determined the estimated fair value amounts using available market information and available valuation methodologies.

      Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates are used in the determination of the allowance for doubtful accounts, reserves for obsolete and slow-moving inventory, the amount of software development costs capitalized, if any, the net realizable value of capitalized software development costs, periods over which to charge depreciation, amortization and intangible assets, future outlays for warranty costs, amounts of future returns and price allowances, and carrying amounts of deferred tax assets and liabilities.

      Recent Accounting Pronouncements

      Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003 the FASB issued Statement 150 ("SFAS 150") Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not impact the Company's financial position.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      In June 2002 the FASB issued Statement 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

      In May 2003 the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the changes as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The adoption EITF 00-21 did not have an effect on the Company's financial position or results of operations.

(4)   INVENTORIES

      Inventories are summarized as follows:

                                              December 31, 2003
                                              -----------------
       Purchased parts and accessories           $  991,002
       Work in process                              195,062
       Finished goods and service stock             312,736
                                                 ----------

                 Total inventories               $1,498,800
                                                 ==========

      Changes in the Company's allowance for obsolete inventories are as follows:

                                                          December 31,
                                                          ------------
                                                    2002               2003
                                                    ----               ----
      Balance at beginning of year                $ 799,700           $778,700
        Provision for obsolete inventory             50,000             72,500
        Disposal of obsolete inventory              (71,000)                --
                                                  ---------           --------

      Balance at end of year                      $ 778,700           $851,200
                                                  =========           ========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

(5)   NOTES PAYABLE

      Promissory Note Payable to Related Party

      The Company is a party to a Promissory Note with North Coast Technology Investors, LLP ("NCTI"), an entity of which Mr. Braun, a former member of the Board of Directors, is a partner. NCTI also is a subordinated note holder. Under the terms of the Promissory Note, borrowings are due on demand and bear interest at 9.0% per annum. A maximum of $2,000,000 may be borrowed under the Promissory Note agreement. Borrowings under the Promissory Note are collateralized by substantially all assets of the Company and a second position on the mortgage note securing the Company's Ann Arbor facility. Total borrowings under the Promissory Note at December 31, 2003 is $1,952,528.

      Note Payable to Bank

      The Company's wholly owned subsidiary, Optimation, is party to a loan and security agreement with an Alabama-based bank (the "Optimation Loan Agreement"). The Optimation Loan Agreement, amended through October 3, 2003, provides for a total line of credit of $108,750 on that date and which reduces in availability equal to principal repayments made (the "Facility"). The amount available under the Facility is limited by a borrowing formula based on eligible accounts receivable and inventory. Borrowings under the Facility total $63,750 at December 31, 2003, and such borrowings bear interest at the prime rate plus .50% (5.00% effective rate at December 31, 2003), but not less than 5.0% per annum. The Facility, which expires April 30, 2004 requires monthly repayments of $15,000 with a final payment of $18,750 due on April 30, 2004. The Optimation Loan Agreement prohibits the transfer of funds from Optimation to the parent company except for customary inter-company cost reimbursements. The Facility is collateralized by substantially all assets of Optimation, a guaranty by the parent company Nematron and a partial guaranty by Optimation's president.

      Expired Agreements

      The Company and its subsidiary, A-OK Controls, were parties to two loan and security agreements (the "Agreements") with a bank. The Agreements as amended through July 15, 2003, provided for total borrowings of $1.2 million through July 15 and $900,000 when they expired by their terms on July 31, 2003. The Company repaid $500,000 of the amounts it had borrowed under the Agreements on July 15, 2003 and repaid the remaining outstanding balance on July 31, 2003. Amounts used for the repayments were borrowed under the Promissory Note agreement with NCTI.

(6)   ACCRUED LIABILITIES AND RELATED PARTY TRANSACTION

      The Company has entered into borrowing arrangements with certain related parties, as discussed in Notes 5 and 7. These related parties include Mr. Hugo Braun, a former director, and related entities, and Mr. Joseph J. Fitzsimmons and Mr. Ronald C. Causley, directors. The Company is also a party to certain lease agreements with Mr. Causley, as discussed in Note 13, and it continues to be liable for the purchase price adjustment due Mr. Causley for the 2000 purchase of A-OK Controls. The Company

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      has recorded these liabilities in deferred revenue and accrued liabilities at December 31, 2003, as follows:

      Amounts due to related parties:
        Accrued interest                                      $  900,636
        Lease payments in arrears                                502,910
        Purchase price adjustement                               351,867
                                                              ----------
          Total due to related parties                         1,755,413
      Other accrued liabilities and deferred revenue           1,185,149
                                                              ----------

      Balance at end of year                                  $2,940,562
                                                              ==========

(7)   SUBORDINATED DEBT

      Subordinated debt consists of the following:

                                                                                                   December 31,
                                                                                                       2003
                                                                                                       ----
          Convertible subordinated promissory notes, interest at 10% per annum, due
          August 31, 2001.  Accrued interest and the princi-pal of the note may be converted into common stock at the lower of $0.45 per share, as adjusted on a pro forma basis for the one-for-five reverse stock split, or the lowest price of the underlying common stock during the period the notes are
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
                                                                                                     3,111,500
                                                                                                    ----------

          Total                                                                                     $4,511,500
                                                                                                    ==========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      The 10% Convertible Subordinated Promissory Notes

      The 10% convertible subordinated notes due August 31, 2001 (the "10% Notes") included detachable warrants. The warrants, which are non-assignable, initially allowed the holders to purchase Common Stock at $1.50 per share as adjusted on a pro forma basis for the one-for-five reverse stock split (the "Per Share Warrant Price") at any time until March 31, 2006 (the "Warrants"). If at any time prior to the exercise of the Warrants the daily closing price of the Common Stock falls below the Per Share Warrant Price for five consecutive days, the Per Share Warrant Price will be adjusted downward to the lowest price during such five trading day period. As the lowest price per share has been $0.25, as adjusted on a pro forma basis for the one-for-five reverse stock split, the Per Share Warrant Price has been adjusted to that amount.

      The 14% Subordinated Promissory Notes

      The 14% subordinated promissory notes due on demand (the "14% Notes") were issued pursuant to an agreement initially dated in October 2001 and modified in May 2002, October 2002 and April 2003. The modified agreement allows the Company to draw amounts up to $3 million upon request and upon approval by the 14% Note holder upon its sole discretion. On a temporary basis the 14% note holder has allowed the borrowings to exceed the $3 million maximum stated in the agreement. In the event of any equity financing by the Company, the 14% Note holder may convert any or all of the outstanding principal of the 14% Note and accrued interest thereon into the securities offered in such financing at the offering price per share. The modified agreement further provides that the principal and accrued interest payable under the 14% Note may be converted in whole or part into shares of Series A Preferred Shares beginning on September 1, 2002 at $0.50 per share, as adjusted on a pro forma basis for the one-for-five reverse stock split. Provisions of the Series A Preferred Shares include: a) participation in dividends, if any, with the Common Stock shareholders; b) a liquidation preference up to the initial purchase price of the Series A Preferred Shares; c) a conversion feature allowing conversion into Common Stock on a one-to-one basis; d) full voting powers;
      e) the right to elect one person to the Board of Directors; f) the consent of a majority in interest of the Series A Preferred will be required to
      (i) purchase or redeem any Common or Preferred Stock, (ii) authorize or issue any senior or parity securities, (iii) declare or pay dividends on or make any distribution on account of the Common Stock, (iv) merge, consolidate or sell or assign all or substantially all of the Company's assets, (v) increase or decrease authorized Preferred Stock and (vi) amend Articles or Incorporation to change the rights, preferences, privileges or limitations of any Preferred Stock; g) the conversion price for the Series A Preferred shall be subject to proportional antidilution protection for stock splits, stock dividends, etc. and in the event that the Company issues additional shares of Common Stock or Common Stock equivalents (other than shares issues to officers or employees of the Company pursuant to plans approved by the Company's board of directors) at a purchase price less than the applicable Series A Preferred conversion price, the Series A Preferred Stock conversion price shall be adjusted to that same lower purchase price; and h) each holder of Series A Preferred Stock shall have the right to participate in any Company financing up to its pro-rata ownership. Certain of the advances taken uder the 14% Notes in 2003 contained a beneficial conversion feature, as the per share conversion price was less than the fair value of the Company's Common Stock on the date of the advance. These beneficial conversion

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      features total $286,498 which has been charged to interest expense and credited to shareholders' deficit.

      The 14% Notes sold included detachable warrants. The warrants, which are non-assignable, initially allowed the holders to purchase Common Stock at $0.50 per share, as adjusted on a pro forma basis for the one-for-five reverse stock split (the "Per Share Warrant Price") in an amount of 20% of the principal of the 14% Notes and accrued interest thereon for a period of five years from the date of the advance (the "Warrants"). In connection with the October 2002 modification the securities into which the Warrants could be converted were changed to Series A Preferred Stock as described above. Because the Per Share Warrant Price was less than the closing price of the Common Stock, as traded on the American Stock Exchange, on the dates that certain of the advances were made by the 14% Note holder in 2002 and 2003, the Warrants were ascribed values of $185,780 and $96,940 in 2002 and 2003, respectively, and such amounts were credited to shareholders equity, and the 14% Notes were ascribed values of $1,593,220 and $949,062 in 2002 and 2003, respectively. The Warrant values of $185,780 and $96,940 were charged to interest expense in 2002 and 2003, respectively.

      The 8% Subordinated Promissory Notes

      The 8% subordinated promissory notes due October 15, 2002 (the "8% Notes") included detachable warrants. The warrants, which are non-assignable, initially allowed the 8% Notes holders to purchase Common Stock at $1.10 per share, as adjusted on a pro forma basis for the one-for-five reverse stock split (the "Per Share Warrant Price") at any time until March 31, 2007 (the "Warrants"). The Company did not repay the 8% Notes when due and in connection with the noteholders' forbearance, the conversion feature was modified to allow conversion into the same securities and at the same price as that set forth in the 14% Notes described above. Because the Per Share Warrant Price was less than the closing price of the Common Stock, as traded on the American Stock Exchange, on the dates the warrants were earned over their initial term, the Warrants were ascribed a value of $6,477 and the Subordinated Notes were ascribed a value of $193,523. The $6,477 was charged to interest expense and credited to shareholders' equity in 2002.

      A total of $750,000 of the 10% Notes and all of the 8% Notes and 14% Notes were issued to Board members or their affiliates. At December 31, 2003, a total of $910,656 of interest has been accrued for convertible subordinated promissory notes, including $786,355 related to notes due to related parties.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

(8)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                            December 31, 2003
                                                                                            -----------------
              Variable rate term loan payable to a bank, interest at prime plus 3.5%
              per annum (7.5% effective rate at December 31, 2003), payable in monthly installments of $31,000 through October 2005, at which time the remaining principal and interest is due.  The term loan is collateralized by a mortgage on the Ann Arbor facility.
                                                                                               $2,490,805

              Other notes payable, secured by equipment                                            15,585
                                                                                               ----------
              Total long-term debt                                                              2,506,390
              Less current maturities                                                            (173,667)
                                                                                               ----------

              Total long-term debt, less current maturities                                    $2,332,723
                                                                                               ==========

      Scheduled maturities of long-term debt are as follows:

              Year ending December 31,
                  2004                                                                         $  173,667
                  2005                                                                          2,325,781
                  2006                                                                              6,942
                                                                                               ----------

              Total                                                                            $2,506,390
                                                                                               ==========

(9)   TAXES ON INCOME

      The following reconciles the statutory federal income tax rate to the Company's effective tax rate:

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                         2002          2003
                                                                         ----          ----
            Income tax benefit based on the federal statutory rate       (34.0)%       (34.0)%
            Increase in valuation allowance                               34.0%         34.0%
                                                                        ------        ------

            Effective tax rate                                             0.0%          0.0%
                                                                        ======        ======

      The domestic and foreign components of loss before taxes on income are as follows:

                                                          Year Ended December 31,
                                                          -----------------------
                                                          2002              2003
                                                          ----              ----
            Domestic loss before taxes on income      $(2,971,866)      $(2,877,613)
            Foreign loss before taxes on income          (141,080)          (47,574)
                                                      -----------       -----------

            Total loss before tax benefit             $(3,112,946)      $(2,925,187)
                                                      ===========       ===========

      Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax purposes. Temporary differences and net

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      operating loss carryforwards, which give rise to the net deferred tax position, as of December 31, 2003, are as follows:

            Deferred tax assets:
                Accounts receivable allowance for doubtful accounts                    $     27,000
                Inventory valuation allowance                                               309,000
                Property and equipment, principally depreciation                            233,000
                Accrued expenses deductible when paid                                       155,000
                Net operating loss carryforward                                           9,990,000
                                                                                       ------------
                     Total deferred tax assets                                           10,714,000
            Deferred tax liabilities - capitalized software development costs and
            other intangible assets                                                        (382,000)
                                                                                       ------------
                     Net deferred tax assets                                             10,332,000
            Less valuation allowance against deferred tax assets                        (10,332,000)
                                                                                       ------------

            Net deferred tax position                                                  $         -0-
                                                                                       ============

      The valuation allowance against net deferred tax assets increased by $825,000 and $899,000 during the years ended December 31, 2002 and 2003, respectively.

      At December 31, 2003, the Company has net operating loss carryforwards of approximately $29,400,000, which expire at various dates between 2004 and 2023. Utilization of certain of these carryforwards is subject to annual limitations under current IRS regulations. The Company has established a valuation allowance for the entire amount of the net deferred tax assets, as realization of these assets is dependent upon generating sufficient taxable income prior to their expiration.

(10)  LOSS PER SHARE

      The weighted average shares outstanding used in computing loss per share, as adjusted for the one-for-five reverse stock split was 3,148,894 in 2002 and 2003. Prior to the approval by the Board of Directors and shareholders of a one-for-five reverse stock split, there were 15,744,472 shares outstanding.

      For the years ended December 31, 2002 and 2003, outstanding options and warrants were not included in the computation of diluted loss per share because the inclusion of such securities is antidilutive. Information relative to the excluded options and warrants, adjusted for the one-for-five reverse stock split approved on January 13, 2004, is as follows:

                                               Outstanding Options               Outstanding Warrants
                                                  (See Note 11)                     (See Note 12)
                                                  -------------                     -------------
                                                           Expiration                        Expiration
          Year Ended                          Amount          Dates            Amount           Dates
          ----------                          ------          -----            ------           -----
          December 31, 2002                   403,506      2003 to 2011         958,267       2006 to 2007
          December 31, 2003                   355,270      2005 to 2011       1,491,267       2006 to 2008

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

(11)  EMPLOYEE BENEFIT PLANS

      All option and share amounts reflected in the following disclosures have been adjusted for the one-for-five reverse stock split approved by the shareholders at the Annual Meeting held on January 13, 2004.

      1993 Stock Option Plan

      The Company's 1993 Stock Option Plan (the "1993 Plan") provided for the granting of options to purchase a total of 190,000 shares of common stock to key employees. The exercise price for each option granted under the 1993 Plan cannot be less than the fair market value of the common stock on the date of the grant.

      The 1993 Plan gives the Compensation Committee of the Board of Directors latitude in deciding the vesting period. Options generally vested either
      (a) one-third immediately and one-third on each successive anniversary date of the award, or (b) vested over three years at the rate of one-third per year beginning on the day after the first anniversary of the date of the award. Under provisions of the 1993 Plan, shares subject to an option award become immediately exercisable upon a change in control of the Company. Options remaining unexercised on the tenth anniversary of the date of the grant will expire. No options could be granted after February 2003 and 102,991 options available for grant at that date were cancelled.

      Long-Term Incentive Plan

      The Company's Long-Term Incentive Plan (the "Incentive Plan"), adopted in April 1999, provides for the granting of awards to purchase a total of 250,000 shares of common stock to key employees and others. Awards may be made by the Compensation Committee of the Board of Directors in the form of incentive stock options, non-qualified stock options, restricted stock or performance shares, provided that the Committee may not grant options to any salaried employee during any three-year period to purchase more than 100,000 shares.

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

      The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. As of December 31, 2003,

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      awards to purchase 151,120 shares of common stock may be made under the Incentive Plan.

      Directors Option Plan

      The Company's 1993 Directors Stock Option Plan (the "Directors Option Plan") provides for the granting of options to purchase a total of 24,000 shares of common stock. The exercise price for each option granted beginning April 1997 under the Directors Option Plan is equal to 110% of the closing price of the stock on the grant date. The exercise price for options granted prior to April 1997 was the greater of the fair market value or book value of the Company's common stock on the date of the award.

      The Directors Option Plan provides that beginning April 1997, each qualified director will be granted an option to purchase 900 shares of common stock every three years. Prior to April 1997, each qualified director was granted annually an option to purchase 200 shares of common stock. Options granted in April 1997 and thereafter are exercisable in one-third increments beginning on the date of the grant. Options granted prior to April 1997 are exercisable at any time beginning six months after the date of the grant. Options expire five years from the date of the grant. As of December 31, 2003, an additional 20,800 options may be issued under the Directors Option Plan.

      Special Option Grants

      The Board of Directors has from time to time awarded special option grants to certain officers, key employees and others. The awards have been made separate from the plans described above. Information with respect to options under the plans and the special awards for the years ended December 31, 2002 and 2003, is as follows:

                                       Outstanding                   Exercisable
                               ----------------------------   ----------------------------
                                               Weighted                       Weighted         Number
                                  Number        Average         Number         Average        Available
                               Outstanding   Exercise Price   Exercisable   Exercise Price    For Grant
                               -----------   --------------   -----------   --------------    ---------
      Balance, 1-1-2002           432,588       $   9.00         318,705       $   9.95         204,252
      Granted                          --                                                            --
      Exercisable                                                 42,991       $   8.75
      Exercised                        --                                                            --
      Forfeited                   (29,083)      $  12.15         (20,809)      $  12.15          29,083
                                  -------                        -------                        -------
      Balance, 12-31-2002         409,506       $   8.60         340,887       $   9.25         233,335
      Granted                          --                                                            --
      Exercisable                                                 36,101       $   6.06
      Exercised                        --                                                            --
      Forfeited                   (48,236)      $  14.44         (45,052)      $  15.12          48,236
      Effect of plan
      provision
      limiting awards                  --                             --                       (102,991)
                                  -------                        -------                        -------

      Balance, 12-31-2003         355,270       $   7.81         331,936       $   8.06         171,920
                                  =======                        =======                        =======

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      Information concerning outstanding options at December 31, 2003 is as follows:

                                            Options  Outstanding               Options Exercisable
                               -----------------------------------------     --------------------------
                                                 Weighted
                                                  Average       Weighted                      Weighted
                                 Number of       Remaining       Average      Number of        Average
          Range of Exercise       Options      Contractual      Exercise       Options        Exercise
                Prices          Outstanding        Life           Price      Exercisable        Price
                ------          -----------        ----           -----      -----------        -----
            $3.75 to  $5.00        218,000       5.42 years       $ 4.00       194,666          $ 3.95
            $9.70 to $13.75        127,320       5.69 years       $12.38       127,320          $12.38
           $23.75 to $43.75          9,950       2.88 years       $32.92         9,950          $32.92
                                   -------                                     -------

         Total                     355,270       5.45 years       $ 7.81       331,936          $ 8.05
                                   =======                                     =======

      401(k) Plan and Trust

      The Company has established defined-contribution retirement plans for all eligible employees. Effective January 1, 2002, Nematron and A-OK Controls merged their 401(k) plans into one plan covering all eligible employees. Under the combined plan, the Company may make a basic matching contribution and a discretionary contribution to the 401(k) plan. The Company's matching contribution is 50% of each participant's contribution to the 401(k) plan up to a maximum of $3,000 per participant. A 401(k) plan participant becomes vested in the Company's contribution on his or her behalf at a rate of 20% for each year of service beginning with the completion of two years of service. Employees of Nematron and A-OK Controls that continued to be covered under the combined plan maintained the vesting schedule of their original plan. The participant will be fully vested in the Company's contributions in the event of his or her death, disability or normal retirement. The Company made matching contributions to the combined plan in 2002 but suspending the matching contribution for all of 2003.

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

      The Company's contributions to its 401(k) plans and the SIMPLE Plan were $194,000 and $7,700 for the years ended December 31, 2002, and 2003, respectively.

(12)  WARRANTS

      The Company has issued warrants for the purchase of its common and preferred stock in connection with the following subordinated debt transactions. The following disclosures have been adjusted for the one-for-five reverse stock split.

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      Issue                             Description of Debt
      -----                             -------------------
        A       Subordinated debt issued in November 1995, repaid in 1997
        B       10% Convertible Subordinated Promissory Notes (See Note 6)
        C       14% Convertible Subordinated Promissory Notes (See Note 6)
        D        8% Convertible Subordinated Promissory Notes (See Note 6)

                Issue                 A               B                 C                 D            Total
                                      -               -                 -                 -            -----
       Issue                       Nov. 1995      March 2001       Oct. 2001 to       March 2002
       dates                                                        July 2003

       Exercise price              $20.00           $0.45             $0.50             $0.50
       Expiration dates           Oct. 2002       March 2006       Oct. 2006 to       March 2006
                                                                    July 2008

       Balance 1-01-2002             39,535         160,000            66,667                           266,202
       Expired                      (39,535)                                                            (39,535)
       Issued                            --              --           591,600           140,000         731,600
                                   --------        --------         ---------           -------       ---------
       Balance 12-31-2002                --         160,000           658,267           140,000         958,267
                                   ========
       Issued                                            --           533,000                --         533,000
                                                   --------         ---------           -------       ---------
       Balance 12-31-2003                           160,000         1,191,267           140,000       1,491,267
                                                   ========         =========           =======       =========

(13)  COMMITMENTS AND CONTINGENCIES

      The Company leases under operating leases its Auburn Hills and Saginaw, Michigan system integration facilities from the president of A-OK Controls, and leases its other facilities and certain office equipment from unrelated entities. The leases on the facilities expire at various dates from 2008 through 2010, and the equipment operating leases expire at various dates in 2007 and 2008.

      A summary of commitments under noncancelable leases as of December 31, 2003, is as follows:

                                               Related Party    Third Party
                                                   Leases          Leases           Total
                                                   ------          ------           -----
            Year ending December 31,
                       2004                      $  492,800      $  101,100      $  593,900
                       2005                         492,800          76,800         569,600
                       2006                         492,800          48,300         541,100
                       2007                         492,800          44,800         537,600
                       2008                         267,800          37,300         305,100
                       Thereafter                     3,600          37,000          40,600
                                                 ----------      ----------      ----------
            Total minimum lease obligations      $2,242,600      $  345,300      $2,587,900
                                                 ==========      ==========      ==========

                      NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003

      Total rental expense for the years ended December 31, 2002 and 2003 is as follows:

                                                 Related Party          Third Party
                                                     Leases               Leases               Total
                                                     ------               ------               -----
       Year ending December 31,
                  2002                               $397,800             $267,200          $665,000
                  2003                                496,700              143,000           639,700

      The Company has included in accrued liabilities at December 31, 2002 and 2003 a total of $10,000 and $502,910, respectively, of rentals in arrears payable to a related party.

(14)  SEGMENT INFORMATION

      The Company operates in one market segment - factory automation. Net revenues include export sales to various countries. A summary of both foreign and domestic revenues is as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                     2002             2003
                                                     ----             ----
            Foreign:
                France                            $ 1,149,241      $ 1,128,098
                Other countries                     2,322,282        2,020,386
                                                  -----------      -----------
                       Total foreign revenue        3,471,523        3,148,484
            United States                          11,395,692       10,388,393
                                                  -----------      -----------

            Total revenue                         $14,867,215      $13,536,877
                                                  ===========      ===========

      Long-lived assets include property and equipment, capitalized software development costs, goodwill and other intangible assets. A summary of foreign and domestic long-lived assets at depreciated or amortized cost at December 31, 2003 is as follows:

            Foreign countries                             $   33,343
            United States                                  5,152,130
                                                          ----------

            Total                                         $5,185,473
                                                          ==========

(15)  SIGNIFICANT CUSTOMER

      The Company conducts its business through distributors, end users and other entities under purchase orders, supply contracts and other agreements. The Company had one significant customer in 2002 and 2003 that accounted for $5,091,000 and $5,014,000 of revenue, respectively. Accounts receivable from that customer totaled $906,000 and $1,002,000 at December 31, 2002 and 2003, respectively.