Form 10KSB/A
period 2003-12-31
SANDSTON CORP
filed 2004-04-21
CIK 892832

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

By:   /s/ Jeffrey K. Crowell                     Dated:  April 21, 2004
    ---------------------------------------
    Jeffrey K. Crowell, President and COO

And

      /s/ Matthew S. Galvez                      Dated:  April 21, 2004
    ---------------------------------------
    Matthew S. Galvez, CEO and a Director

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                                 Title                                Date

  /s/ Tina M. Raiford                Vice President, Accounting and                April 21, 2004
---------------------------------    Corporate Controller
Tina M. Raiford                      (Principal Accounting Officer)


  /s/ Ronald C. Causley              Director                                      April 21, 2004
---------------------------------
Ronald C. Causley

  /s/ Joseph J. Fitzsimmons          Chairman of the Board                         April 21, 2004
---------------------------------    and a Director
Joseph J. Fitzsimmons

  /s/ Stephen E. Globus              Director                                      April 21, 2004
---------------------------------
Stephen E. Globus

                     NEMATRON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2003



(16)   QUARTERLY OPERATING RESULTS

       Results of operations for each of the quarterly periods in the years ended December 31, 2002 and 2003 are as follows:



                                                            Year Ended December 31,  2002
                                  --------------------------------------------------------------------------
                                  1st Quarter     2nd Quarter     3rd Quarter    4th Quarter        Total
                                  -----------     -----------     -----------    -----------     -----------
         Revenues                  $4,519,111      $3,616,826      $3,450,069     $3,281,209     $14,867,215
         Cost of revenues           3,082,772       2,835,348       2,628,741      2,673,827      11,220,688
         Gross profit               1,436,339         781,478         821,328        607,382       3,646,527
         Net loss                    (192,920)       (961,189)       (837,315)    (1,121,522)     (3,112,946)
         Loss per share --
         basic and diluted             $(0.06)         $(0.31)         $(0.27)        $(0.36)         $(0.99)



                                                            Year Ended December 31, 2003
                                   -------------------------------------------------------------------------
         Revenues                  $3,334,223      $3,088,658      $3,347,276     $3,766,720     $13,536,877
         Cost of revenues           2,684,527       2,335,101       2,535,259      2,836,567      10,391,454
         Gross profit                 649,696         753,557         812,017        930,153       3,145,423
         Net loss                    (799,553)       (671,181)       (818,801)      (845,645)     (2,925,187)
         Loss per share --
         basic and diluted             $(0.25)         $(0.21)          $(.26)         $(.27)         $(0.93)


       In connection with completion of the audit of the Company's financial statements for the year ended December 31, 2003, it was noted that the Company had made an error in the application of Emerging Issues Task Force Consensus 00-27, "Application of Issue No. 98-5 to certain Convertible Instruments" ("EITF 00-27") in the determination of the value of the beneficial conversion features connected with the issuance of convertible securities with detachable warrants, which resulted in an audit adjustment increasing interest expense and common stock by $286,498. This is a complex area of accounting involving the computation of intrinsic values inherent in relative values of the instruments. It was determined that of the total non-cash interest expense adjustment, $147,620 applied to the second quarter and $138,878 applied to the third quarter. Results of the second and third quarters, as shown above, have been restated for the effects of the correction of this error.