Form 10QSB
period 2004-03-31
SANDSTON CORP
filed 2004-05-17
CIK 892832

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

         [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to ____

Commission File Number: 0-21142

                              SANDSTON CORPORATION
        (Exact name of small business issuer as specified in its charter)

              MICHIGAN                                 38-2483796
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

          40950 WOODWARD AVENUE, SUITE 304, BLOOMFIELD HILLS, MI 48304
               (Address of principal executive offices) (Zip Code)

                                 (248) 723-3007
                (Issuer's telephone number, including area code)

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

       No par value Common Stock: 8,397,151 OUTSTANDING AS OF MAY 14, 2004

Transitional Small Business Disclosure Format: [ ] YES [X] NO

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              SANDSTON CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                                                              MARCH 31,
                                                                                2004            DECEMBER 31,
                                                                            (UNAUDITED)            2003
                                                                            ------------        ------------
                                     ASSETS
Current assets:
     Cash                                                                   $     30,000        $    207,139
     Accounts receivable, net of allowance for doubtful accounts of
          $81,000 at December 31, 2003                                                 -           3,087,911
     Inventories                                                                       -           1,498,800
     Prepaid expenses and other current assets                                         -             150,218
                                                                            ------------        ------------
              Total current assets                                                30,000           4,944,068

Property and equipment, net of accumulated depreciation of $7,843,152
at December 31, 2003                                                                   -           1,596,129
Note receivable from customer                                                          -              51,132
Software and related development costs, net of amortization                            -             398,138
Goodwill, net of amortization                                                          -           2,922,122
Other intangible assets, net of amortization                                                         217,952
                                                                            ------------        ------------
              Total assets                                                  $     30,000        $ 10,129,541
                                                                            ============        ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Notes payable to related party under financing agreement               $          -        $  1,952,528
     Notes payable to bank                                                             -              63,750
     Accounts payable                                                                  -           1,363,150
     Deferred revenue and other accrued expenses                                       -           2,940,562
     Subordinated debt                                                                 -           4,511,500
     Current maturities of long-term debt                                                            173,667
                                                                            ------------        ------------
              Total current liabilities                                                -          11,005,157
Long-term debt, less current maturities                                                -           2,332,723
                                                                            ------------        ------------
              Total liabilities                                                        -          13,337,880

Stockholders' equity (deficit):
     Common stock, no par value, 30,000,000 shares authorized,
         3,148,894 shares outstanding                                         33,629,784          33,629,784
     Accumulated comprehensive loss                                                    -             (64,757)
     Accumulated deficit                                                     (33,599,784)        (36,773,366)
                                                                            ------------        ------------
              Total shareholders' equity (deficit)                                30,000          (3,208,339)
                                                                            ------------        ------------
              Total liabilities and shareholders' equity (deficit)          $     30,000        $ 10,129,541
                                                                            ============        ============

                              SANDSTON CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF DISCONTINUED OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

                                                            QUARTER ENDED MARCH 31,
                                                        --------------------------------
                                                            2004                2003
                                                         (UNAUDITED)         (UNAUDITED)
                                                        ------------        ------------
Net revenues                                            $  3,478,720        $  3,334,223
Cost of revenues                                           2,663,186           2,684,527
                                                        ------------        ------------
              Gross profit                                   815,534             649,696
Operating expenses:
     Product development costs - software                    102,227             165,787
     Selling, general and administrative expenses          1,094,314           1,082,485
     Gain on disposal of net asset                        (3,789,352)                -0-
                                                        ------------        ------------
              Total operating expenses                    (2,592,811)          1,248,272
                                                        ------------        ------------
              Operating income (loss)                      3,408,345            (598,576)
Other income (expense):
     Interest expense                                       (259,782)           (205,595)
     Sundry income, net of sundry expense                     25,019               4,618
                                                        ------------        ------------
              Total other income (expense)                  (234,763)           (200,977)
                                                        ------------        ------------
Earnings (loss) before income tax benefit                  3,173,582            (799,553)
Income tax benefit (Note 2)                                       --                  --
                                                        ------------        ------------
Net earnings (loss) from discontinued operations        $  3,173,582        $   (799,553)
                                                        ============        ============
Earnings (loss) per share (Note 4):
     Basic                                              $       1.01        $      (0.25)
                                                        ============        ============
     Diluted                                            $        .26        $      (0.25)
                                                        ============        ============
Weighted average shares outstanding:
     Basic                                                 3,148,894           3,148,894
                                                        ============        ============
     Diluted (Note 3)                                     12,837,058           3,148,894
                                                        ============        ============

                              SANDSTON CORPORATION
      CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FROM
                             DISCONTINUED OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

                                                                           QUARTER ENDED MARCH 31,
                                                                         ----------------------------
                                                                            2004              2003
                                                                         (UNAUDITED)      (UNAUDITED)
                                                                         -----------      -----------
Net earnings (loss) from discontinued operations                         $3,173,582       $ (799,553)
Other comprehensive loss - foreign currency translation adjustment           64,757          (19,237)
                                                                         ----------       ----------
Comprehensive earnings (loss) from discontinued operations               $3,238,339       $ (818,790)
                                                                         ==========       ==========

                              SANDSTON CORPORATION
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS OF DISCONTINUED OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

                                                                                  QUARTER ENDED MARCH 31,
                                                                              --------------------------------
                                                                                  2004                2003
                                                                               (UNAUDITED)         (UNAUDITED)
                                                                              ------------        ------------
Cash flows from operating activities:
     Net earnings (loss) from discontinued operations                         $  3,173,582        $   (799,553)
     Adjustments to reconcile net earnings (loss) from discontinued
      operations to net cash used in operating activities:
         Gain on disposal of net assets                                         (3,789,352)                -0-
         Depreciation                                                               56,012              75,726
         Amortization                                                               70,973              76,301
         Gain on disposal of property                                                 (983)             (3,890)
         Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                                  546,210            (165,114)
              Inventories                                                           (1,833)              9,553
              Prepaid expenses and other current assets                           (101,271)            (19,532)
              Accounts payable                                                    (682,319)            170,727
              Deferred revenue and accrued expenses                                606,430              57,867
                                                                              ------------        ------------
              Net cash used in operating activities                               (122,551)           (597,915)
                                                                              ------------        ------------
Cash flows from investing activities:
     Additions to property and equipment                                           (35,715)             (2,010)
     Proceeds from disposals of property and equipment                               4,149               2,824
     Sale of net assets                                                           (198,664)                  -
                                                                              ------------        ------------
         Net cash provided by (used in) investing activities                      (230,228)                815
                                                                              ------------        ------------
Cash flows from financing activities:
     Net borrowings from related party under financing agreement                   282,000                  --
     Proceeds from issuance of subordinated notes and warrants (Note 7)                 --             625,000
     Payments of long-term debt                                                    (48,066)            (44,873)
     Increase (decrease) in notes payable to banks                                 (45,000)             30,367
                                                                              ------------        ------------
              Net cash provided by financing activities                            188,934             610,494
                                                                              ------------        ------------
Foreign currency translation effect on cash                                        (13,294)            (19,237)
                                                                              ------------        ------------
Net decrease in cash                                                              (177,139)             (5,843)
Cash at beginning of period                                                        207,139             103,802
                                                                              ------------        ------------
Cash at end of period                                                         $     30,000        $     97,959
                                                                              ============        ============
Supplemental disclosures of cash flow information:
     Cash paid for interest                                                   $    202,566        $    188,403
     Cash paid for income taxes                                                         --                  --
Disposal of net assets:
        Sales price - liabilities assumed                                     $ 13,485,268
        Cash                                                                      (198,664)
        All other assets                                                        (9,497,252)
                                                                              ------------
                                                                              $  3,789,352
                                                                              ============

                              SANDSTON CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 1 - BASIS OF PRESENTATION

Pursuant to a recommendation of Nematron Corporation's Board of Directors and approval by its shareholders on January 13, 2004, on March 31, 2004 Nematron sold to NC Acquisition Corporation ("Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of Nematron's liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron's only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004 the company amended its Articles of Incorporation to change its name to Sandston Corporation ("the "Company") and implement a shareholder approved five-for-one reverse stock split of the Company's common stock, whereby every five issued and outstanding shares of the Company's common stock became one share. Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries, LLC ("Dorman Industries") for $50,000. Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company's new Chairman of the Board. Pursuant to the purchase of the shares by Dorman Industries, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

Effective April 1, 2004, the Company became a "public shell" corporation. The Company intends to use its public shell platform to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies. The Company is expected to target companies with solid operating performance that are well managed and in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance.

During the period prior to the Net Asset Sale, the Company owned the following wholly-owned subsidiaries: Nematron Limited, a United Kingdom corporation, Nematron Canada Inc., a Canadian corporation, A-OK Controls Engineering, Inc. ("A-OK Controls"), a Michigan corporation, and Optimation, Inc. ("Optimation"), an Alabama corporation (collectively, "Subsidiaries"). The assets and liabilities of the Subsidiaries were included in the Net Asset Sale described above.

The accompanying consolidated financial statements include the accounts of Sandston Corporation (formerly Nematron Corporation) and its Subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. To reflect the fact that the assets and liabilities of the business were sold at quarter end, the generic names of the financial statement included herein have been changed to reflect the fact that the operations giving rise to the assets and liabilities, revenue and expenses, and cash flows have been discontinued as of March 31, 2004. The accompanying consolidated financial statements include a Consolidated Condensed Balance Sheet, Consolidated Condensed Statements of Discontinued Operations, Consolidated Condensed Statements of Comprehensive Loss From Discontinued Operations and Consolidated Condensed Statements of Cash Flows of Discontinued Operations.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements of the discontinued operations for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

The results of the discontinued operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Additionally, pursuant to the Net Asset Sale, effective March 31, 2004 the Company has no revenue generating activities and its only assets are the $80,000 in cash it retained and generated through the sale of additional common stock, but also pursuant to the Net Asset Sale, the Purchaser assumed all of the Company's liabilities.

NOTE 2 - TAXES ON INCOME

The Company has net operating loss carryforwards ("NOLs") of approximately $29.4 million as of December 31, 2003 that may be applied against future taxable income and which expire at various dates between 2004 and 2023. Utilization of certain of these NOLs is subject to annual limitations under current Internal Revenue Service regulations. As of December 31, 2003, the Company has established a valuation allowance for the total estimated amount of the net deferred tax assets, including the amount attributed to the NOL, as realization of these net deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration.

Income tax expense has not been recorded for the quarter ended March 31, 2004, as the Company estimates that the NOL carryforward will be utilized to offset the net income generated by the gain on disposal of assets, with an offsetting reduction in the valuation allowance.

NOTE 3 - STOCK BASED COMPENSATION

The Company has stock-based employee and director compensation plans, which are described more fully in Note 11 to the Company's December 31, 2003 financial statements. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                         Three Months Ended March 31,
                                                                           2004               2003
                                                                       -------------        ---------

    Net earnings (loss) of discontinued operations as reported         $  3,173,582         $(799,553)
    Deduct:  Total stock-based employee compensation expense
     determined under fair value-based method for all awards,
     net of tax                                                                   --          (54,787)
                                                                       -------------        ---------
        Pro forma net earnings (loss) of discontinued operations       $   3,173,582        $(854,340)
                                                                       =============        =========
    Earnings (loss) per share:
      Basic, as reported                                               $        1.01        $   (0.25)
      Diluted, as reported                                             $        0.26        $   (0.25)
    Pro Forma
      Basic                                                            $        1.01        $   (0.27)
      Diluted                                                          $        0.26        $   (0.27)

NOTE 4 - EARNINGS PER SHARE

The weighted average shares outstanding used in computing earnings and loss per share for the three-month periods ended March 31, 2004 and 2003 respectively, were 3,148,894, as adjusted for the one-for-five reverse stock split. Prior to the approval by the Board of Directors and shareholders of a one-for-five reverse stock split, there were 15,744,472 shares outstanding.

Earnings per share for quarter ended March 31, 2004 is as follows:

                                                         Income            Shares         Earnings
                                                       (Numerator)      (Denominator)    Per Share
                                                       -----------      -------------    ---------
Basic EPS:
       Net income                                      $ 3,173,582          3,148,894    $    1.01
                                                       ===========      =============    =========
Diluted EPS:
       Net income                                      $ 3,173,582          3,148,894    $    1.01
       Effect of dilutive convertible securities           140,250          9,688,164        (0.75)
                                                       -----------      -------------    ---------
       Income available to common
       shareholders plus assumed conversion            $ 3,313,832         12,837,058    $    0.26
                                                       ===========      =============    =========


Earnings per share for quarter ended March 31, 2003 is as follows:

                                                         Income            Shares         Earnings
                                                       (Numerator)      (Denominator)    Per Share
                                                       -----------      -------------    ---------
Basic and diluted EPS:
       Net loss                                        $  (799,553)         3,148,894    $   (0.25)
                                                       ===========      =============    =========

For the three-month periods ended March 31, 2004 and 2003, outstanding options and warrants were not included in the computation of diluted loss per share because the inclusion of such securities is antidilutive. Information relative to the excluded options and warrants is as follows:

                         Outstanding Options                Outstanding Warrants
                     ----------------------------       ---------------------------
                                      Expiration                         Expiration
Quarter Ended          Amount           Dates            Amount             Dates
--------------       ---------       ------------       ---------       ------------
March 31, 2004       2,017,528       2003 to 2011       5,361,504       2004 to 2008
March 31, 2003       2,017,528       2003 to 2011       4,791,333       2003 to 2007

As a result of the Net Asset Sale described in Note 1, all warrants were canceled and substantially all options will expire by their terms effective June 30, 2004 whereunder employees forfeit unexercised options 90 days after termination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

      Readers should refer to a description of the Net Asset Sale described in
Note 1 to the financial statements included in this Form 10-QSB. As described therein, the net assets and businesses of the Registrant giving rise to reported results of the Registrant, as reflected in the Consolidated Condensed Balance Sheet, have been sold effective as of the close of business on March 31, 2004. Accordingly, Sandston Corporation became a "public shell" corporation and intends to use its public shell platform to build long-term shareholder value by acquiring and/or investing in, and operating strategically positioned companies. The Company is expected to target companies with solid operating performance that are well managed and in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance. At this time, Company management is evaluating its investment alternatives and it has not recommended to the Board of Directors for their consideration any specific investment opportunities. However, as investment opportunities present themselves and management completes its due diligence on such opportunities, the timing and nature of potential investment targets may accelerate.

      Because of the effects of the Net Asset Sale, the discussion and analysis of results of operations following does not include any forward-looking statements, as the operations described herein have been discontinued effective as of the close of business on March 31, 2004.

      Net revenues for the first quarter of 2004 increased $144,000 (4.3%) to $3,479,000 compared to $3,334,000 for the comparable period last year. The increase is attributable primarily to an increase in sales of software licenses, system integration services and repair services. Revenues from software licenses, system integration services and repair services increased in the current period compared to the prior year period because of an increased demand and response to increased marketing and sales efforts. Sales of hardware products decreased in most product categories as customers continued to show caution in their capital spending patterns.

      Gross profit for the first quarter of 2004 increased $166,000 (25.5%) to $816,000 compared to $650,000 for the comparable period last year. Gross profit as a percentage of revenue in the first quarter of 2004 was 23.4% compared to 19.5% in the comparable period last year. The increase in the gross profit percentage results from better profit margins on software licenses, system integration services and repair services, which increased as a percentage of total sales in the first quarter of 2004.

      Software product development expenses for the first quarter of 2004 decreased $64,000 (38.3%) to $102,000 compared to $166,000 for the comparable period last year. The decrease is attributable to a decrease in development staff and a short term shift to product support activities.

      Selling, general and administrative expenses for the first quarter of 2004 increased $12,000 (1.1%) to $1,094,000 compared to $1,082,000 for the comparable period last year and decreased as a percentage of net revenue to 34.4% in the first quarter of 2004 from 37.4% in the comparable period last year. The increase results primarily from increases in audit and legal fees incurred in the current period compared to the year earlier period.

      In connection with the Net Asset Sale consummated on March 31, 2004, the Company transferred all its assets other than $30,000 in cash, as well as all its liabilities, to the Purchaser. Liabilities assumed by the Purchaser exceeded the assets sold, which resulted in a non-cash gain of $3,789,352, which is recorded in the accompanying Consolidated Condensed Statement of Discontinued Operations.

      Interest expense for the first quarter of 2004 increased $54,000 (26.4%) to $260,000 compared to $206,000 for the comparable period last year. The increase results primarily from higher overall average borrowing levels during the current period compared to the year ago period.

      Sundry income was not significant in either reported period.

LIQUIDITY AND CAPITAL RESOURCES

      On March 31, 2004, the Company sold to NC Acquisition Corporation ("Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company's liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company's only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004, the Company amended its Articles of Incorporation to change its name to Sandston Corporation and implement a shareholder approved five-for-one reverse stock split of the Company's common stock, whereby every five issued and outstanding shares became one share. Also, on April 1, 2004 a total of 5,248,257 post-split shares were sold to Dorman Industries LLC ("Dorman Industries") for $50,000. Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company's new Chairman of the Board. Pursuant to the purchase of the shares by Dorman Industries, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

      Effective April 1, 2004, the Company became a "public shell" corporation and intends to use its public shell platform to build long-term shareholder value by acquiring and/or investing in, and operating strategically positioned companies. The Company is expected to target companies with solid operating performance that are well managed and in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance.

      The Company anticipates that the form of its investment would be providing strategic and operational oversight, portfolio and financial management, corporate development and corporate administrative services such as banking, insurance, regulatory compliance and treasury functions to portfolio businesses. In addition, add-on acquisitions will be identified for key industry groups within the Company's operations. The intent is that the Company will not function merely as a provider of capital or as an investment fund, but will use the knowledge, resources and relationships of the principals of its management to actively manage and participate in the growth of any acquired underlying portfolio businesses.

      At this time, Company management is evaluating its investment alternatives and it has not recommended to the Board of Directors for their consideration any specific investment opportunities. However, as investment opportunities present themselves and management completes its due diligence on such opportunities, the timing and nature of potential investment targets may accelerate.

      Current operating expenses of the Company are being funded with available cash retained from the Net Asset Sale and from cash generated by the sale of additional shares of common stock to Dorman Industries. While it is the Company's objective to ultimately be able to use the securities of the Company as a currency in the acquisition of portfolio businesses, it is clear that the initial acquisitions of portfolio businesses will require the Company to be infused with capital thereby diluting the Company's shareholders, including Dorman Industries to the extent that it does not participate in the capital infusion.

      The Company's sole business activity is pursuing the acquisition of an operating company and/or its assets. If an acquisition does take place within the next twelve months, the Company will need to raise additional capital to consummate the acquisition. The Company's cash resources are very limited, and even if an acquisition does not take place within the next twelve months, the Company may still need to attempt to raise sufficient capital to continue its operations. There can be no guarantee that the Company could raise the needed capital for an acquisition or to continue operations on any terms or conditions.

      The Company currently has only one employee but, would expect that in connection with an acquisition of an operating company, the company's number of employees would increase significantly.

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

      Parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "plans," "seeks," "will," "may," "should," "would," "projects," "predicts," "continues," and similar expressions or the negative of these terms constitute forward-looking statements that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed in the section entitled "Risk Factors" contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. Such risks, uncertainties and changes in condition, significance, value and effect could cause the Company's actual results to differ materially from those anticipated events. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

      Risks and uncertainties may include the following:

      - The potential inability to identify potential investment opportunities;

      - The potential inability to raise sufficient additional equity to acquire targeted entities, or to acquire less than 100% ownership of a target company or it's assets;

      - A decline in the capital markets or changes in the capital markets that would cause available capital at unattractive interest rates;

      - Delays in performing due diligence activities on targeted entities, if any;

      - The potential inability to close the acquisition of targeted entities, if any, by reason of seller-influenced or seller-determined contingencies;

      -     The inability of the Company to successfully implement its strategy.

ITEM 3. CONTROLS AND PROCEDURES

      Our principal executive and principal financial officer has concluded, based on his evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

      Grant Thornton, the Company's independent auditor advised the Company during the performance of the audit of the Company's consolidated financial statements at December 31, 2003 of a reportable condition under standards established by the American Institute of Certified Public Accountants. In the application of Emerging Issues Task Force Consensus 00-27, "Application of Issue No. 98-5 to certain Convertible Instruments" ("EITF 00-27") in the determination of the value of the beneficial conversion features connected with the issuance of convertible securities with detachable warrants, an adjustment resulted increasing interest expense and common stock. This is a complex area of accounting involving the computation of intrinsic values inherent in relative values of the instruments. In response to the observations made by Grant Thornton, the Company will implement certain enhancements to its internal controls and procedures. During the first quarter of 2004 there were no convertible instruments that presented a reportable condition. The company is still evaluating a course of action that will be implemented during 2004 to address this concern, however, the first quarter of 2004 was focused on completing the Net Asset Sale.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On April 1, 2004, the Company amended its Articles of Incorporation to change its name to Sandston Corporation and implement a shareholder approved five-for-one reverse stock split of the Company's common stock. The Company also sold 5,248,257 post-split shares of the Company's common stock to Dorman Industries for $50,000. Mr. Daniel J. Dorman, the Company's new Chairman of the Board, is the sole owner of Dorman Industries. Mr. Dorman and Dorman Industries are accredited investors and purchased the shares, which were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon
Section 4(2) of the Act. The Company relied upon the exemption from registration based on the (a) fact that there was a single purchaser, (b) purchaser's financial and other information provided to the Company, and (c) lack of general solicitation in the offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held its Annual Meeting of Shareholders for the year ended December 31, 2002 on January 13, 2004.

There was five matters voted upon, which included the election of Directors. The following table sets forth the results of the voting on the election of Directors.

    Nominees           Votes For       Votes Withheld   Total Votes
----------------       ---------       --------------   -----------
Daniel J. Dorman       13,937,335          124,752       14,062,087
Lawrence DeFiore       13,937,035          125,052       14,062,087

Mr. Matthew S. Galvez will continue as a Director of the Registrant.

The four additional proposals voted upon at the meeting included the following:

Proposal 1. To approve a proposal to sell substantially all of the Company's assets and liabilities to NC Acquisition Corporation, a company whose owners are the Company's senior and subordinated debt holders. The tabulation of votes on Proposal 1 was as follows:

For                     8,484,974
Against                    50,614
Abstentions                81,666
Broker non-votes        5,444,833
                       ----------
Total                  14,062,087
                       ==========

Proposal 2. To approve the purchase of 5,248,257 shares of Common Stock by Dorman Industries, LLC. The tabulation of votes on Proposal 2 was as follows:

For                     8,463,447
Against                    71,279
Abstentions                82,528
Broker non-votes        5,444,833
                       ----------
Total                  14,062,087
                       ==========

Proposal 3. To approve a five-for-one reverse stock split with respect to the Company's Common Stock and an amendment to the Company's Amended and Restated Articles of Incorporation ("Articles") to effect the reverse stock split. The tabulation of votes on Proposal 3 was as follows:

For                    13,930,193
Against                    48,319
Abstentions                83,575
                       ----------
Total                  14,062,087
                       ==========

Proposal 4. To amend the Articles to change the Company's name to Sandston Corporation. The tabulation of votes on Proposal 4 was as follows:

For                    13,944,538
Against                    29,443
Abstentions                88,106
                       ----------
Total                  14,062,087
                       ==========

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

(b) In April 2004, the Company filed the following two Current Reports on Form 8-K:

      - April 04, 2004, reporting the notification that the Registrant's certifying accountant intends to resign.

      - April 15, 2004, reporting 1) the sale of substantially all the assets and liabilities of the Registrant and 2) the change in control of the Registrant pursuant to the sale of common stock to Dorman Industries.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SANDSTON CORPORATION

MAY 14, 2004                          /S/ DANIEL J. DORMAN
-------------------------------       -----------------------------------------
DATE                                  CHAIRMAN AND PRINCIPAL FINANCIAL OFFICER

                                INDEX TO EXHIBITS

Exhibit Number                      Description of Exhibit
--------------                      ----------------------
      2.0         Asset Purchase Agreement dated March 31, 2004 between NC
                  Acquisition Corp., as Purchaser and Nematron Corporation, as
                  Seller, and filed as Exhibit 2(a) to the Registrant's Form 8-K filed on April 15, 2004 and incorporated herein by reference.

      3.01 Amended and Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.

      3.02 Certificate of Amendment to the Articles of Incorporation filed April 1, 2004 with the Michigan Department of Labor and
                  Economic Growth.

     31.0         Certification of President, CEO and Chief Accounting Officer
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.0         Certification of President, CEO and Chief Accounting Officer
                  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002