Form 10QSB
period 2004-06-30
SANDSTON CORP
filed 2004-08-13
CIK 892832

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

                        For the quarterly period ended June 30, 2004


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

      No par value Common Stock: 8,397,151 outstanding as of August 13, 2004

Transitional Small Business Disclosure Format:  [ ] YES    [X] NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                              Sandston Corporation
                             Condensed Balance Sheet
                       June 30, 2004 and December 31, 2003

                                                                      June 30,
                                                                        2004         December 31,
                                                                     (Unaudited)         2003
                                                                     ------------    ------------
                                     Assets
Current assets:
     Cash                                                            $     61,808    $       --
     Current assets of discontinued operations                               --         4,944,068
                                                                     ------------    ------------
              Total current assets                                         61,808       4,944,068
Noncurrent assets of discontinued operations                                 --         5,185,473
                                                                     ------------    ------------

              Total assets                                           $     61,808    $ 10,129,541
                                                                     ============    ============

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable                                                $     11,524    $       --
     Accrued expenses                                                       2,000            --
     Current liabilities of discontinued operations                          --        11,005,157
                                                                     ------------    ------------
              Total current liabilities                                    13,524      11,005,157
Noncurrent liabilities of discontinued operations                            --         2,332,723
                                                                     ------------    ------------
              Total liabilities                                            13,524      13,337,880
Stockholders' equity (deficit):
     Common stock, no par value, 30,000,000 shares authorized,
         8,397,151 shares outstanding at June 30, 2004 and
         3,148,894 shares outstanding at December 31, 2003             33,679,784      33,629,784
     Accumulated comprehensive loss                                          --           (64,757)
     Accumulated deficit                                              (33,631,500)    (36,773,366)
                                                                     ------------    ------------
              Total shareholders' equity (deficit)                         48,284      (3,208,339)
                                                                     ------------    ------------

              Total liabilities and shareholders' equity (deficit)   $     61,808    $ 10,129,541
                                                                     ============    ============

See notes to condensed financial statements.

                              Sandston Corporation
                       Condensed Statements of Operations
                   For The Three- and Six-Month Periods Ended
                             June 30, 2004 and 2003

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                  ---------------------------    -------------------------
                                                      2004           2003            2004           2003
                                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                   -----------    -----------    -----------    -----------
Net revenues                                       $      --      $      --      $      --      $      --
General and administrative expenses                     31,716           --           31,716           --
                                                   -----------    -----------    -----------    -----------
Operating loss from continuing operations              (31,716)          --          (31,716)          --
Income taxes                                              --             --             --             --
                                                   -----------    -----------    -----------    -----------
Loss from continuing operations                        (31,716)          --          (31,716)          --
Discontinued operations (Note 1):
     Loss from discontinued operations                    --         (671,181)      (615,770)    (1,470,729)
     Gain on sale of net assets of
       discontinued operations                            --             --        3,789,352           --
                                                   -----------    -----------    -----------    -----------

Income (loss) before income taxes                      (31,716)      (671,181)     3,141,866     (1,470,729)
Income taxes                                              --             --             --             --
                                                   -----------    -----------    -----------    -----------

Net income (loss)                                  $   (31,716)   $  (671,181)   $ 3,141,866    $(1,470,729)
                                                   ===========    ===========    ===========    ===========

Per  share amounts - basic and diluted (Note 4):
     Continuing operations                         $      --      $      --      $      --      $      --
                                                   ===========    ===========    ===========    ===========
     Discontinued operations                       $      --      $     (0.21)   $      0.55    $     (0.47)
                                                   ===========    ===========    ===========    ===========
Weighted average shares
    outstanding (Note 4):
     Basic and diluted                               8,397,151      3,148,894      5,758,525      3,148,894
                                                   ===========    ===========    ===========    ===========

                              Sandston Corporation
               Condensed Statements of Comprehensive Income (Loss)
        For The Three- and Six-Month Periods Ended June 30, 2004 and 2003

                                      Three Months Ended June 30,   Six Months Ended June 30,
                                      ---------------------------   -------------------------
                                         2004           2003           2004           2003
                                      (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
                                      -----------    -----------    -----------   -----------
Net income (loss)                     $   (31,716)   $  (671,181)   $ 3,141,866   $(1,470,729)
Other comprehensive income (loss) -
    equity adjustment from foreign
    translation                              --           (1,920)        64,757       (21,157)
                                      -----------    -----------    -----------   -----------

Comprehensive income (loss)           $   (31,716)   $  (673,101)   $ 3,206,623   $(1,491,886)
                                      ===========    ===========    ===========   ===========

See notes to condensed financial statements.

                              Sandston Corporation
                       Condensed Statements of Cash Flows
             For The Six-Month Periods Ended June 30, 2004 and 2003

                                                                           Six Months Ended June 30,
                                                                         ----------------------------
                                                                             2004             2003
                                                                         (Unaudited)     (Unaudited)
                                                                         ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                   $  3,141,866    $ (1,470,729)
     Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
         Gain on sale of net assets of discontinued operations             (3,789,352)           --
         Operating cash flows from discontinued operations                    493,219         372,649
         Changes in assets and liabilities that provided (used) cash:
              Accounts payable                                                 11,524            --
              Accrued expenses                                                  2,000            --
                                                                         ------------    ------------
              Net cash used in operating activities                          (140,743)     (1,098,080)
                                                                         ------------    ------------

Cash flows from investing activities:
     Investing cash flows used in discontinued operations                    (230,230)         (5,186)
                                                                         ------------    ------------
              Net cash used in investing activities                          (230,230)         (5,186)
                                                                         ------------    ------------

Cash flows from financing activities:
     Issuance of common stock (Note 1)                                         50,000            --
     Financing cash flows from discontinued operations                        188,934       1,113,348
                                                                         ------------    ------------
              Net cash provided by financing activities                       238,934       1,113,348
                                                                         ------------    ------------

Foreign currency translation effect - discontinued operations                 (13,292)        (21,157)
                                                                         ------------    ------------

Net decrease in cash and cash equivalents                                    (145,331)        (11,075)
Cash at beginning of period                                                   207,139         103,802
                                                                         ------------    ------------

Cash at end of period                                                    $     61,808    $     92,727
                                                                         ============    ============

Supplemental disclosures of cash flow information:
     Cash paid for interest by discontinued operations                   $    202,566    $    179,158
     Cash paid for income taxes                                                  --              --
Non-cash financing and investing activities: Disposal of net assets of discontinued operations:
         Sales price - liabilities assumed                               $ 13,485,268
         Cash sold                                                           (198,664)
         All other assets sold                                             (9,497,252)
                                                                         ------------
         Gain on sale of assets and liabilities                          $  3,789,352
                                                                         ============

See notes to condensed financial statements.

                              Sandston Corporation
              Notes To Consolidated Condensed Financial Statements
        For The Three- and Six Month Periods Ended June 30, 2004 and 2003

Note 1 - Basis of Presentation

      Pursuant to a recommendation of Nematron Corporation's Board of Directors and approval by its shareholders on January 13, 2004, on March 31, 2004 Nematron sold to NC Acquisition Corporation ("Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of Nematron's liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron's only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004 Nematron amended its Articles of Incorporation to change its name to Sandston Corporation (the "Company") and implement a shareholder approved five-for-one reverse stock split of the Company's common stock, whereby every five issued and outstanding shares of the Company's common stock became one share. Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries, LLC ("Dorman Industries") for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, the Company's new Chairman of the Board. Pursuant to its purchase of 5,248,257 post-split shares, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

      Effective April 1, 2004, the Company became a "public shell" corporation. The Company intends to use its public shell platform to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies. The Company is expected to target companies in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance.

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

      In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements of the discontinued operations for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Nematron's latest annual report on Form 10-KSB.

      The results of operations for the three- and six-month periods ended June 30, 2004 and 2003 are not indicative of the results to be expected for the full year. As a result of the Net Asset Sale, commencing on April 1, 2004, the Company had no revenue generating activities and its only assets were the $30,000 in cash it retained and the $50,000 cash resulting from the sale of additional common stock, but also pursuant to the Net Asset Sale, the Purchaser assumed all of the Company's liabilities.

Note 2 - Taxes on Income

      The Company has net operating loss carryforwards ("NOLs") of approximately $29.4 million as of December 31, 2003 that may be applied against the gain on sale of discontinued operations, but which will not be available to offset income from future operating activities due to limitations under current Internal Revenue Service regulations. As of December 31, 2003, the Company has established a valuation allowance for the total estimated amount of the net deferred tax assets, including the amount attributed to the NOL.

      Income tax expense has not been recorded for the six month period ended June 30, 2004, as the Company estimates that the NOL carryforward will be utilized to offset the net income generated by the gain on disposal of assets, with an offsetting reduction in the valuation allowance.

Note 3 - Stock Based Compensation

      The Company has stock-based employee and director compensation plans, which are described more fully in Note 11 to the Company's December 31, 2003 financial statements. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. All outstanding stock options were cancelled pursuant to terms of agreements underlying the Net Asset Sale and are no longer outstanding as of June 30, 2004. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                       Three Months Ended June 30,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       -------------    -----------
Net ncome (loss) as reported                                           $     (31,716)   $  (671,181)
Deduct:  Total stock-based employee compensation expense
 determined under fair value-based method for all awards, net of tax            --          (54,170)
                                                                       -------------    -----------

    Pro forma net income (loss) of discontinued operations             $     (31,716)   $  (716,351)
                                                                       =============    ===========

Income (loss) per share:
    Basic and diluted, as reported                                     $        0.00    $     (0.21)
Pro Forma
    Basic and diluted                                                  $        0.00    $     (0.23)

                                                                        Six Months Ended June 30,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       -------------    -----------
Net income (loss) as reported                                          $   3,141,866    $(1,470,729)
Deduct:  Total stock-based employee compensation expense
 determined under fair value-based method for all awards, net of tax            --          (99,957)
                                                                       -------------    -----------

Pro forma net income (loss) of discontinued operations                 $   3,141,866    $(1,570,686)
                                                                       =============    ===========

Income (loss) per share:
    Basic and diluted, as reported                                     $        0.55    $     (0.47)
Pro Forma
    Basic and diluted                                                  $        0.55    $     (0.50)

Note 4 - Earnings Per Share

      The weighted average shares outstanding used in computing basic income
(loss) per share for the three- and six-month periods ended June 30, 2004 and 2003 have been adjusted to give effect to the five-for-one reverse stock split. Pursuant to the terms of the agreements underlying the Net Asset Sale, all outstanding dilutive securities, including stock options, warrants and conversion rights under all employee and director option plans and various warrant and note agreements, were cancelled and are no longer outstanding.

Item 2. Management's Discussion and Analysis of Results of Operations

Three-Month Period Ended June 30, 2004 Compared with Three-Month Period Ended June 30, 2003

      Readers should refer to a description of the Net Asset Sale described in
Note 1 to the condensed financial statements included in this Form 10-QSB. As described therein, substantially all of the Company's assets have been sold effective as of the close of business on March 31, 2004, and such operations are reflected in the Condensed Statements of Operations as losses from discontinued operations. The business of Sandston since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. There have been no revenue generating activities since April 1, 2004. The Company has had no employees since that date other than the Chairman and Principal Financial Officer. Direct administrative expenses of the Company for the three months ended June 30, 2004 totaled $31,716.

      Following the Net Asset Sale, Sandston became a "public shell" corporation on April 1, 2004, and intends to use its public shell platform to build long-term shareholder value by acquiring and/or investing in, and operating strategically positioned companies. The Company is expected to target companies in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance. At this time, Company management is evaluating its investment alternatives and it has not recommended to the Board of Directors for their consideration any specific investment opportunities. However, as investment opportunities present themselves and management completes its due diligence on such opportunities, the timing and nature of potential investment targets may accelerate.

      Because of the effects of the Net Asset Sale, the discussion and analysis of results of operations following does not include any forward-looking statements, as the operations described herein have been discontinued effective as of the close of business on March 31, 2004.

      The loss from discontinued operations for the three-month period ended June 30, 2003 totaled $671,181. Revenues totaled $3,478,720 and costs and expenses exceeded that amount by the amount of the loss. As reflected above, the net assets and industrial controls businesses of the Company have been sold effective as of the close of business on March 31, 2004.

      The purchaser of the net assets and industrial controls businesses of the Company assumed all of the Company's liabilities and acquired all of its assets, except for $30,000 cash, as of March 31, 2004. The net liabilities assumed by the purchaser exceeded the net assets acquired by the purchaser by $3,789,352, and such amount has been reported as gain on sale of net assets of discontinued operations.

Six-Month Period Ended June 30, 2004 Compared with Six-Month Period Ended June 30, 2003

      Administrative expenses of continuing operations, representing administrative activities beginning on April 1, 2004 following the Net Asset Sale of March 31, 2004, are described above.

      The loss from discontinued operations for the six-month period ended June 30, 2004 totaled $615,770, a reduction of $854,959 from the $1,470,729 loss incurred in the year earlier period. The reduction is attributable primarily to the inclusion of only three months of discontinued operations in the 2004 period (January 1, 2004 through March 31, 2004) whereas the loss for the year earlier period includes six months of operations of the discontinued industrial controls businesses. The reduction in loss from discontinued operations was also attributable to a reduction in costs and expenses as a percentage of revenues from discontinued operations. Costs and expenses of discontinued operations as a percentage of revenues totaled 117.7% in 2004 compared with 122.9% in 2003. Revenues totaled $3,478,720 for the 2004 period and $6,422,881 for the 2003 period.

Liquidity and Capital Resources

      On March 31, 2004, the Company sold to NC Acquisition Corporation ("Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company's liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company's only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004, the Company amended its Articles of Incorporation to change its name to Sandston Corporation and implement a shareholder approved five-for-one reverse stock split of the Company's common stock, whereby every five issued and outstanding shares became one share. Also, on April 1, 2004 a total of 5,248,257 post-split shares were sold to Dorman Industries for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, the Company's new Chairman of the Board. Pursuant to the purchase of the shares by Dorman Industries, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

      Effective April 1, 2004, the Company became a "public shell" corporation and intends to use its public shell platform to build long-term shareholder value by acquiring and/or investing in, and operating strategically positioned companies. The Company is expected to target companies in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance.

      The Company anticipates that the form of its investment would be providing strategic and operational oversight, portfolio and financial management, corporate development and corporate administrative services such as banking, insurance, regulatory compliance and treasury functions to portfolio businesses. In addition, add-on acquisitions will be identified for key industry groups within the Company's operations. The intent is that the Company will not function merely as a provider of capital or as an investment fund, but will use the knowledge, resources and relationships of its principals to actively manage and participate in the growth of any acquired underlying portfolio businesses.

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

Uncertainties Relating to Forward Looking Statements

      Parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "plans," "seeks," "will," "may," "should," "would," "projects," "predicts," "continues," and similar expressions or the negative of these terms constitute forward-looking statements that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed in the section entitled " Uncertainties Relating to Forward Looking Statements " contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. Such risks, uncertainties and changes in condition, significance, value and effect could cause the Company's actual results to differ materially from those anticipated events. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

      Risks and uncertainties may include the following:

      o The potential inability to identify potential investment opportunities;

      o The potential inability to raise sufficient additional equity to acquire targeted entities, or to acquire less than 100% ownership of a target company or it's assets;

      o A decline in the capital markets or changes in the capital markets that would cause available capital at unattractive interest rates;

      o Delays in performing due diligence activities on targeted entities, if any;

      o The potential inability to close the acquisition of targeted entities, if any, by reason of seller-influenced or seller-determined contingencies;

      o     The inability of the Company to successfully implement its strategy.

Item 3. Controls and Procedures

      As of the end of the period covered by this quarterly report, the Company's principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

      Grant Thornton, the Company's independent auditor in 2003 advised the Company during the performance of the audit of the Company's consolidated financial statements at December 31, 2003 of a reportable condition under standards established by the American Institute of Certified Public Accountants. In the application of Emerging Issues Task Force Consensus 00-27, "Application of Issue No. 98-5 to certain Convertible Instruments" ("EITF 00-27") in the determination of the value of the beneficial conversion features connected with the issuance of convertible securities with detachable warrants, an adjustment resulted increasing interest expense and common stock. This is a complex area of accounting involving the computation of intrinsic values inherent in relative values of the instruments. In response to the observations made by Grant Thornton, the Company will implement certain enhancements to its internal controls and procedures. During the first quarter of 2004 there were no convertible instruments that presented a reportable condition, and following the Net Asset Sale, all previously convertible instruments were cancelled. The Company intends to enlist the assistance of competent professional consultants to assist the Company in recording and reporting the financial impact of such securities should it issue convertible instruments in the future.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

      On April 1, 2004, the Company sold 5,248,257 shares of the Company's common stock to Dorman Industries for $50,000. Mr. Daniel J. Dorman, the Company's new Chairman of the Board, is the sole owner of Dorman Industries. Mr. Dorman and Dorman Industries are accredited investors and purchased the shares, which were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon Section 4(2) of the Act. The Company relied upon the exemption from registration based on the (a) fact that there was a single purchaser, (b) purchaser's financial and other information provided to the Company, and (c) lack of general solicitation in the offering.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

(b) During the quarter ended June 30, 2004, and to the date of this report, the Company filed the following Current Reports on Form 8-K:

      1. Form 8-K filed on April 7, 2004 concerning a notice received on April 1, 2004 from Grant Thornton LLP, the Company's Certifying Accountant, that it will decline to stand for reelection after it completes its review of the Company's Form 10-Q for the quarter ended March 31, 2004.

      2. Form 8-K filed on April 15, 2004 concerning the April 1, 2004 change in control and disposition of assets pursuant to the Net Asset Sale.

      3. Form 8-K filed on May 25, 2004 concerning the resignation of Grant Thornton LLP following the completion of its review of the Company's Form 10-Q for the quarter ended March 31, 2004.

      4. Form 8-K filed on July 22, 2004 concerning the company's decision to engage the firm of Plante & Moran, PLLC as its independent accountants for the year ending December 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Sandston Corporation


August 13, 2004                       /s/ Daniel J. Dorman
--------------------                  ------------------------------------------
Date                                  Chairman and Principal Financial Officer

                                INDEX TO EXHIBITS


Exhibit Number                      Description of Exhibit
--------------                      ----------------------

     31.0 Certification of Chairman and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.0 Certification of Chairman and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002