Form 10QSB
period 2004-09-30
SANDSTON CORP
filed 2004-11-15
CIK 892832

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2004

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         |X|  YES    |_|  No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    No par value Common Stock: 8,397,151 OUTSTANDING AS OF NOVEMBER 12, 2004

Transitional Small Business Disclosure Format: |_|   YES    |X|  NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              SANDSTON CORPORATION
                             CONDENSED BALANCE SHEET
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                                  SEPTEMBER 30,
                                                                                      2004          DECEMBER 31,
                                                                                   (UNAUDITED)        2003
                                     ASSETS
                                                                                   ------------    ------------
Current assets:
     Cash                                                                          $     50,203    $         --
     Current assets of discontinued operations                                               --       4,944,068
                                                                                   ------------    ------------
              Total current assets                                                       50,203       4,944,068
Noncurrent assets of discontinued operations                                                 --       5,185,473
                                                                                   ------------    ------------

              Total assets                                                         $     50,203    $ 10,129,541
                                                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                              $     10,631    $         --
     Current liabilities of discontinued operations                                          --      11,005,157
                                                                                   ------------    ------------
              Total current liabilities                                                  10,631      11,005,157
Noncurrent liabilities of discontinued operations                                            --       2,332,723
                                                                                   ------------    ------------
              Total liabilities                                                          10,631      13,337,880
Stockholders' equity (deficit):
     Common stock, no par value, 30,000,000 shares authorized,  8,397,151 shares outstanding at September 30, 2004 and
         3,148,894 shares outstanding at December 31, 2003                           33,679,784      33,629,784
     Accumulated comprehensive loss                                                          --         (64,757)
     Accumulated deficit                                                            (33,640,212)    (36,773,366)
                                                                                   ------------    ------------
              Total shareholders' equity (deficit)                                       39,572      (3,208,339)
                                                                                   ------------    ------------

              Total liabilities and shareholders' equity (deficit)                 $     50,203    $ 10,129,541
                                                                                   ============    ============

See notes to condensed financial statements.

                              SANDSTON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE- AND NINE-MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003

                                            THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                            --------------------------    ---------------------------
                                               2004           2003           2004           2003
                                            (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                            -----------    -----------    -----------    -----------
Net revenues                                $        --    $        --    $        --    $        --
General and administrative expenses               8,712             --         40,428             --
                                            -----------    -----------    -----------    -----------
Operating loss from continuing operations        (8,712)            --        (40,428)            --
Income taxes                                         --             --             --             --
                                            -----------    -----------    -----------    -----------
Loss from continuing operations                  (8,712)            --        (40,428)            --
Discontinued operations (Note 1):
     Loss from discontinued operations               --       (706,767)      (615,770)    (2,177,496)
     Gain on sale of net assets of
       discontinued operations                       --             --      3,789,352             --
                                            -----------    -----------    -----------    -----------

Income (loss) before income taxes                (8,172)      (706,767)     3,133,154     (2,177,496)
Income taxes                                         --             --             --             --
                                            -----------    -----------    -----------    -----------

Net income (loss)                           $    (8,172)   $  (706,767)   $ 3,133,154    $(2,177,496)
                                            ===========    ===========    ===========    ===========

Per  share amounts -
basic and diluted (Note 4):
     Continuing operations                  $        --    $        --      $ ( 0.01)    $        --
                                            ===========    ===========    ===========    ===========
     Discontinued operations                $        --    $     (0.22)   $      0.48    $     (0.69)
                                            ===========    ===========    ===========    ===========
Weighted average shares
    outstanding (Note 4):
     Basic and diluted                        8,397,151      3,148,894      6,647,732      3,148,894
                                            ===========    ===========    ===========    ===========

                              SANDSTON CORPORATION
               CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
     FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                             THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                             --------------------------    ---------------------------
                                                2004           2003          2004           2003
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                             -----------    -----------    -----------   -----------
Net income (loss)                            $    (8,712)   $  (706,767)   $ 3,133,154   $(2,177,496)
Other comprehensive income (loss) -
    equity adjustment from foreign
    translation of discontinued operations            --         (1,920)        64,757       (21,157)
                                             -----------    -----------    -----------   -----------

Comprehensive income (loss)                  $    (8,712)   $  (708,687)   $ 3,197,911   $(2,198,653)
                                             ===========    ===========    ===========   ===========

See notes to condensed financial statements.

                              SANDSTON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                 NINE MONTHS ENDED SEPT. 30,
                                                                 ---------------------------
                                                                   2004             2003
                                                                (UNAUDITED)      (UNAUDITED)
                                                                 ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                           $  3,133,154    $ (2,177,496)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
         Gain on sale of net assets of discontinued operations     (3,789,352)             --
         Operating cash flows from discontinued operations            493,219         811,662
         Changes in assets and liabilities that provided cash:
              Accounts payable                                         10,631              --
                                                                 ------------    ------------
                  Net cash used in operating activities              (152,348)     (1,098,080)
                                                                 ------------    ------------

Cash flows from investing activities:
     Investing cash flows used in discontinued operations            (230,230)        (11,227)
                                                                 ------------    ------------

Cash flows from financing activities:
     Issuance of common stock (Note 1)                                 50,000              --
     Financing cash flows from discontinued operations                188,934       1,423,752
                                                                 ------------    ------------
                  Net cash provided by financing activities           238,934       1,423,752
                                                                 ------------    ------------

Foreign currency translation effect - discontinued operations         (13,292)        (26,658)
                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents                 (156,936)         20,033
Cash at beginning of period                                           207,139         103,802
                                                                 ------------    ------------

Cash at end of period                                            $     50,203    $    123,835
                                                                 ============    ============

Supplemental disclosures of cash flow information:
     Cash paid for interest by discontinued operations           $    202,566    $    272,811
     Cash paid for income taxes                                            --              --
Non-cash  financing  and  investing  activities:
    Disposal  of  net  assets  of
     discontinued operations:
         Sales price - liabilities assumed                       $ 13,485,268
         Cash sold                                                   (198,664)
         All other assets sold                                     (9,497,252)
                                                                 ------------
         Gain on sale of assets and liabilities                  $  3,789,352
                                                                 ============

See notes to condensed financial statements.

                              SANDSTON CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 1 - BASIS OF PRESENTATION

         Pursuant to a recommendation of Nematron Corporation's Board of Directors and approval by its shareholders on January 13, 2004, on March 31, 2004 Nematron sold to NC Acquisition Corporation ("Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of Nematron's liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron's only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004 Nematron amended its Articles of Incorporation to change its name to Sandston Corporation (the "Company") and implement a shareholder-approved five-for-one reverse stock split of the Company's common stock, whereby every five issued and outstanding shares of the Company's common stock became one share. Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries, LLC ("Dorman Industries") for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, the Company's new Chairman of the Board. Pursuant to its purchase of 5,248,257 post-split shares, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

         The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies. The Company expects to target companies in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance. The Company has yet to acquire, or enter into an agreement to acquire, any Company.

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

         The results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 are not indicative of the results to be expected for the full year. As a result of the Net Asset Sale, commencing on April 1, 2004, the Company had no revenue generating activities and its only assets were the $30,000 in cash it retained and the $50,000 cash resulting from the sale of additional common stock, but also pursuant to the Net Asset Sale, the Purchaser assumed all of the Company's liabilities.

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

         Income tax expense has not been recorded for the three- and nine-month periods ended September 30, 2004, as the Company estimates that the NOL carryforward will be utilized to offset the net income generated by the gain on disposal of assets, with an offsetting reduction in the valuation allowance.

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

                                                                         Three Months Ended Sept. 30,
                                                                           2004               2003
                                                                       -------------    -------------
Net income (loss) as reported                                          $      (8,712)   $    (706,767)
Deduct:  Total stock-based employee compensation expense
 determined under fair value-based method for all awards, net of tax              --          (26,714)
                                                                       -------------    -------------

    Pro forma net income (loss) of discontinued operations             $      (8,712)   $    (733,481)
                                                                       =============    =============

Income (loss) per share:
    Basic and diluted, as reported                                     $        0.00    $       (0.22)
Pro Forma
    Basic and diluted                                                  $        0.00    $       (0.22)


                                                                          Nine Months Ended Sept. 30,
                                                                            2004             2003
                                                                        -------------   -------------
Net income (loss) as reported                                          $   3,133,154    $  (2,177,496)
Deduct:  Total stock-based employee compensation expense
 determined under fair value-based method for all awards, net of tax              --         (126,671)
                                                                       -------------    -------------

Pro forma net income (loss) of discontinued operations                 $   3,133,154    $  (2,304,167)
                                                                       =============    =============

Income (loss) per share:
    Basic and diluted, as reported                                     $        0.47    $       (0.69)
Pro Forma
    Basic and diluted                                                  $        0.47    $       (0.70)

NOTE 4 - EARNINGS PER SHARE

         The weighted average shares  outstanding used in computing basic income
(loss) per share for the three- and nine-month periods ended September 30, 2004 and 2003 have been adjusted to give effect to the five-for-one reverse stock split. Pursuant to the terms of the agreements underlying the Net Asset Sale, all outstanding dilutive securities, including stock options, warrants and conversion rights under all employee and director option plans and various warrant and note agreements, were cancelled and are no longer outstanding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

         Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-QSB. As described therein, substantially all of the Company's assets have been sold effective as of the close of business on March 31, 2004, and such operations are reflected in the Condensed Statements of Operations as losses from discontinued operations. The business of Sandston since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. There have been no revenue generating activities since April 1, 2004. The Company has had no employees since that date other than the Chairman and Principal Financial Officer. Direct administrative expenses of the Company for the three and nine months ended September 30, 2004 totaled $8,712 and $40,428, respectively.

         The Company intends to build long-term shareholder value by acquiring and/or investing in, and operating strategically positioned companies. The Company expects to target companies in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance. The Company has yet to acquire, or enter into an agreement to acquire, any company.

         The loss from discontinued operations for the three-month period ended September 30, 2003 totaled $706,767. Revenues totaled $3,347,276 and costs and expenses exceeded that amount by the amount of the loss. As reflected above, the net assets and industrial controls businesses of the Company have been sold effective as of the close of business on March 31, 2004.

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

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

         Administrative   expenses  of   continuing   operations,   representing
administrative activities beginning on April 1, 2004 following the Net Asset Sale of March 31, 2004, are described above.

         The loss from discontinued operations for the nine-month period ended September 30, 2004 totaled $615,770, a reduction of $1,561,726 from the $2,177,496 loss incurred in the year earlier period. The reduction is attributable primarily to the inclusion of only three months of discontinued operations in the 2004 period (January 1, 2004 through March 31, 2004) whereas the loss for the year earlier period includes nine months of operations of the discontinued industrial controls businesses. The reduction in loss from discontinued operations was also attributable to a reduction in costs and expenses as a percentage of revenues from discontinued operations. Costs and expenses of discontinued operations as a percentage of revenues totaled 117.7% in 2004 compared with 122.3% in 2003. Revenues totaled $3,478,720 for the 2004 period and $9,770,157 for the 2003 period.

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

         The Company intends to build long-term shareholder value by acquiring and/or investing in, and operating strategically positioned companies. The Company expects to target companies in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance. The Company has yet to acquire, or enter into an agreement to acquire, any company.

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

FORWARD LOOKING STATEMENTS

         Parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "plans," "seeks," "will," "may," "should," "would," "projects," "predicts," "continues," and similar expressions or the negative of these terms constitute forward-looking statements that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed in the section entitled " Uncertainties Relating to Forward Looking Statements" contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. Such risks, uncertainties and changes in condition, significance, value and effect could cause the Company's actual results to differ materially from those anticipated events. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

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

ITEM 3.      CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) that are designed to provide reasonable assurance that the information required to be disclosed in the reports it files with the SEC is recorded and then processed, summarized and disclosed within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and its principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and its principal financial officer have concluded that these procedures are effective in all material respects.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUANCES/PURCHASES OF EQUITY SECURITIES

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

(b) During the quarter ended September 30, 2004, and to the date of this report, the Company filed the following Current Report on Form 8-K:

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

                                      Sandston Corporation

November 12, 2004                     /s/ Daniel J. Dorman
---------------------                 -----------------------------------------
Date                                  Chairman and Principal Financial Officer

                                INDEX TO EXHIBITS

Exhibit Number                   Description of Exhibit
--------------                   ----------------------

 31.1             Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

 31.2             Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002