Form 10KSB
period 2004-12-31
SANDSTON CORP
filed 2005-03-31
CIK 892832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2004     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to _____________ to _____________

                         Commission File Number: 0-21142

                              SANDSTON CORPORATION
                 (Name of small business issuer in its charter)

                     MICHIGAN                                38-2483796
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)

       40950 WOODWARD AVENUE, SUITE 304, BLOOMFIELD HILLS, MICHIGAN 48304
               (Address of principal executive offices) (Zip Code)

                                 (248) 723-3007
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

           Title of Each Class              Name of Exchange on Which Registered
        --------------------------          ------------------------------------
        Common Stock, no par value                          None

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

         Issuer's revenues for its most recent fiscal year:  $-0-

         The aggregate market value of the voting stock held by non-affiliates as of March 26, 2005, computed by reference to the closing price of such stock on such date as quoted on the OTCBB, was approximately $346,000. For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 5% of the outstanding Common Stock, are assumed to be affiliates.

         The number of shares outstanding of the issuer's Common Stock on March 26, 2005 was 8,396,981.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT [ ] Yes   [X] No

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

         CORPORATE HISTORY AND OVERVIEW OF PLANS SUBSEQUENT TO DATE OF FILING FORM 10-KSB

         Prior to April 1, 2004, Sandston Corporation was named Nematron Corporation ("Nematron" or the "Company"), which was incorporated in Michigan in October 1983. In 1986, Nematron became a wholly owned subsidiary of Interface Systems, Inc. ("Interface"). On February 26, 1993, Nematron became an independent publicly-traded company as a result of a spin-off from Interface, which was effected by the distribution of 100% of the shares of Nematron on a pro rata basis to Interface's shareholders. Between the years 1995 and 2001, Nematron acquired six closely held software development companies, including A-OK Controls Engineering, Inc. ("A-OK Controls") in 2000 and Optimation, Inc. ("Optimation") in 2001. A-OK Controls is a Michigan-based company that provides control systems design and integration services to the industrial controls marketplace, and Optimation is an Alabama-based company that develops, produces and markets industrial communications and display products for industrial automation.

         On January 13, 2004, Nematron's shareholders, at its annual meeting, approved several proposals, including proposals to:

      o Sell substantially all of Nematron's assets and liabilities (the "Net Asset Sale") to NC Acquisition Corporation ("Purchaser"), whose owners were Nematron's senior and subordinated debt holders;

      o Approve a five-for-one reverse stock split with respect to Nematron's Common Stock and an amendment to Nematron's Amended and Restated Articles of Incorporation to effect the reverse stock split;

      o Approve the purchase of 5,248,257 shares of Nematron's Common Stock by Dorman Industries, LLC, a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman ("Dorman Industries"), which would result in Dorman Industries owning, on a fully diluted basis, approximately 62.5% of the outstanding Common Stock; and

      o Amend Nematron's Articles of Incorporation to change Nematron's name to Sandston Corporation.

         Pursuant to a recommendation of Nematron Corporation's Board of Directors and approval by its shareholders on January 13, 2004, on March 31,2004 Nematron sold to the Purchaser all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of Nematron's liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron's only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004 Nematron amended its Articles of Incorporation to change its name to Sandston Corporation (the "Company") and implement the shareholder-approved five-for-one reverse stock split of Nematron's Common Stock, whereby every five issued and outstanding shares of Nematron's Common Stock became one share. Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries for $50,000. Mr. Daniel J. Dorman became the Company's new Chairman of the Board, Chief Executive Officer, President and Principal Accounting Officer. Pursuant to its purchase of 5,248,257 post-split shares, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

            During the period prior to the Net Asset Sale, the Company owned the following wholly-owned subsidiaries: Nematron Limited, a United Kingdom corporation, Nematron Canada Inc., a Canadian corporation, A-OK Controls Engineering, Inc. ("A-OK Controls"), a Michigan corporation, and Optimation, Inc. ("Optimation"), an Alabama corporation (collectively, the "Subsidiaries"). All of the outstanding capital stock of these subsidiaries were sold to the Purchaser pursuant to the Net Asset Sale described above, and effective April 1, 2004 the Company has no subsidiaries.

            The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies. The Company expects to target companies in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance. The Company has yet to acquire, or enter into an agreement to acquire, any company or business operations.

         The Company's principal executive offices are located at 40950 Woodward Avenue, Suite 304, Bloomfield Hills, Michigan 48304, and its telephone number is
(248) 723-3007.

         GENERAL OVERVIEW

            The business of the Company since April 1, 2004 includes only its consideration of various investment opportunities and administrative expenses related to legal, accounting and administrative activities. There have been no revenue generating activities since April 1, 2004. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the period ended December 31, 2004 totaled $49,586.

         The former business of Nematron was the design, manufacture and marketing of factory automation products, including computer hardware and software products. Its industrial computers and terminals were labeled Industrial Control ComputersTM ("ICCs") and Industrial WorkstationsTM ("IWSs"), which are "ruggedized" computers with built-in displays, keyboards or other forms of operator interface used by operators in industrial processing and in factory floor environments to monitor and control machine and cell level operations. Nematron's software products were sold to industrial users for direct machine control, supervisory control, operator interface and data acquisition and transmission.

         EMPLOYEES

         The Company has no employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         The Company does not own or lease any property. The Company's headquarters are located in space provided by Dorman Industries. Dorman Industries leases the space from a third party. The Company uses the office equipment and furniture of Dorman Industries to conduct its business. Dorman Industries has not charged the Company for the use of its equipment.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been listed on the OTC Bulletin Board (the "OTCBB") under the symbol SDON since April 1, 2004, and was listed on the OTCBB under the symbol NMNN from January 15, 2004 to March 31, 2004. From November 22, 1999 through January 14, 2004, the Company's Common Stock was listed on The American Stock Exchange (the "AMEX") under the symbol NMN. The following table sets forth the closing price on the AMEX for all periods indicated prior to January 15, 2004 and the high and low bid prices as reported on the OTCBB for all periods subsequent to January 14, 2004. The latter quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

                     2004                   High              Low
                     ----                   ----              ---
                First Quarter              $0.25             $0.07
                Second Quarter              0.51              0.08
                Third Quarter               0.23              0.10
                Fourth Quarter              0.13              0.07

                     2003                   High              Low
                     ----                   ----              ---
                First Quarter              $0.10             $0.05
                Second Quarter              0.38              0.07
                Third Quarter               0.34              0.13
                Fourth Quarter              0.29              0.21

         There are approximately 600 holders of record of the Company's Common Stock as of March 26, 2005.

         The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

         Following the Net Asset Sale, on April 1, 2004 the Company sold a total of 5,248,257 post-split shares to Dorman Industries for $50,000. The Company issued no other shares of its Common Stock during the two years ended December 31, 2004.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered
Securities:

None

Purchases of Equity Securities by the Issuers:

Shares repurchased during 2004 were as follows:

--------------------------- -------------------- ---------------------- ------------------------- ------------------------
                                                                                                     Maximum Number of
                                                                         Total Number of Shares   Shares that may Yet Be
                              Total Number of     Average Price Paid      Purchased as Part of      Purchased Under the
          Period             Shares Purchased          Per Share        Publicly Announced Plans           Plans
--------------------------- -------------------- ---------------------- ------------------------- ------------------------
       10/01/04 - 10/31/04           0                   $0.00                     0                         0
       11/01/04 - 11/30/04           0                   $0.00                     0                         0
       12/01/04 - 12/31/04           0                   $0.00                     0                         0
                                    ---                  -----                    ---                        -
Total                                0                   $0.00                     0                         0
                                    ===                  =====                    ===                        =
-------------- --- -------- -------------------- ---------------------- ------------------------- ------------------------

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

OVERVIEW

            Following the Net Asset Sale on March 31, 2004, the Company became a public shell with no revenue generating activities. The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned entities and business operations. The Company expects to target companies in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance. The Company has yet to acquire, or enter into an agreement to acquire, any entity or business operations.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Continuing Operations

            The business of Sandston since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. There have been no revenue generating activities since April 1, 2004. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the period ended December 31, 2004 totaled $49,586.

Discontinued Operations

         Net Revenues

         Net revenues decreased to $3,479,000 in 2004 compared to $13,537,000 in 2003. This represents a decrease of $10,058,000, or 74.3%, compared to the 2003 level. The substantial decrease is attributable to the Net Asset Sale, which occurred at the end of the first quarter of 2004 and reduced the number of months of business operations in 2004 to three months from 12 months in 2003.

         Cost of Revenues

         Cost of revenues decreased to 76.5% of revenues in 2004 compared 76.8% in 2003. The decrease in cost of sales percentage in 2004 compared to 2003 results primarily from a shift in product mix and is attributable to the Net Asset Sale, which occurred at the end of the first quarter of 2004 and reduced the number of months of business operations in 2004 to three months from 12 months in 2003.

      Operating Expenses

      Software product development expenditures and selling, general and administrative expenses decreased by $3,543,000 to $1,197,000 in 2004 compared to $4,740,000 in 2003. This represents a decrease of 74.7% from the 2003 level and is attributable to the Net Asset Sale, which occurred at the end of the first quarter of 2004 and reduced the number of months of business operations in 2004 to three months from 12 months in 2003.

      Other Expense, Primarily Interest

      Other expenses decreased to $235,000 in 2004 compared to $1,330,000 in 2003. This represents a decrease of 82.3% from the 2003 level and is attributable to the Net Asset Sale, which occurred at the end of the first quarter of 2004 and reduced the number of months of business operations in 2004 to three months from 12 months in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Primary sources of liquidity are cash balances that have been used to pay administrative expenses since the April 1, 2004 Net Asset Sale. Following the Net Asset Sale, the Company became what is commonly known as a "public shell." Dorman Industries intends to use the Company and its "public shell" as a platform to build long-term shareholder value by acquiring and/or investing in, and operating strategically positioned companies. No assurances can be given that the Company will be successful in its future plans.

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

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

      "Item 6. Management's Discussion and Analysis or Plan of Operation" and other parts of this Form 10-KSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

      o Uncertainties discussed elsewhere in "Management's Discussion and Analysis or Plan of Operations" and in "Description of Business" above;

      o The potential inability of the Company to locate potential businesses and to negotiate the closing of identified businesses so as they become businesses of the Company;

      o     Unforeseen increases in operating expenses;

      o The inability to attract or retain management, sales and/or engineering talent for any acquired business.

      o The inability to continue financing the administrative expenses of the Company out of available funds and the inability to raise additional funds to cover any shortfall.


ITEM 7.       FINANCIAL STATEMENTS

         The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1) of the separate financial section which follows this report, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      The Company's former independent registered public accounting firm, Grant Thornton LLP, provided audit and other services during the years ended December 31, 2003 and 2004. Following the Net Asset Sale, Grant Thornton resigned as the Company's independent registered public accounting firm effective May 18, 2004. The Company's new independent registered public accounting firm, Plante & Moran PLLC, were engaged effective July 16, 2004. There were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


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

In connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2003, Grant Thornton LLP ("Grant Thornton"), the Company's independent registered public accounting firm, advised the Audit Committee and management of a deficiency involving internal control that Grant Thornton considered to be a reportable condition under standards established by the American Institute of Certified Public Accountants. Grant Thornton reported that during 2003 an error was made in the application of Emerging Issues Task Force Consensus 00-27, "Application of Issue No. 98-5 to certain Convertible Instruments" ("EITF 00-27") in the determination of the value of the beneficial conversion features connected with the issuance of convertible securities with detachable warrants, which resulted in an audit adjustment increasing interest expense and common stock by $286,000. This is a complex area of accounting involving the computation of intrinsic values inherent in relative values of the instruments. The Company considered this matter in connection with the preparation of the December 31, 2003 consolidated financial statements included in this Form 10-KSB and recorded the adjustment proposed by Grant Thornton. The Company also determined that the financial statements of quarterly periods within the year ended December 31, 2003, as previously reported on Forms 10-QSB, were not affected by this misapplication of EITF 00-27. The businesses giving rise to the transactions cited by Grant Thornton were sold on March 31, 2004.

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


ITEM 8B.    OTHER INFORMATION

            None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Directors of the Company
         Certain information relating to the persons who are the directors of the Company is set forth below.

                                                                               Director        Term
     Name                 Age          Principal Occupation                      Since        Expires
     ----                 ---          --------------------                    --------       -------
Daniel J. Dorman           42    President of Dorman Industries LLC, a            2004         2007
                                 company that owns 62.5% of the outstanding
                                 Common Stock of the Company
Lawrence J. De Fiore       44    CPA and shareholder of De Fiore &                2004         2007
                                 Hallmann, P.C., a public accounting firm
Matthew S. Galvez          49    Managing Director of Millstone Merchant          1998         2005
                                 Partners, an investment banking company

         Daniel J. Dorman was appointed to the Board of Directors in April 2004 upon the purchase by Dorman Industries LLC purchase of 62.5% of the outstanding Common Stock of the Company. Mr. Dorman is the Chairman and Chief Executive of Dorman Industries, LLC, which he founded in 2004 to hold and manage interests in several operating companies, and he has served as its President since its inception. Daniel J. Dorman has been the President of D.J. Dorman & Co., Inc. and its predecessor since 1989. D.J. Dorman & Co., Inc. identifies, structures, acquires and manages investments in private equity and buy-out opportunities on behalf of several entities. Mr. Dorman is also a Director of Kux Manufacturing Company, a company that he purchased from Mitsubishi Corporation, and which is a leader in building graphics, and is a director of several other private entities.

         Lawrence J. De Fiore was appointed to the Board of Directors in April 2004 upon the purchase by Dorman Industries LLC purchase of 62.5% of the outstanding Common Stock of the Company. Mr. De Fiore has been a CPA for over 19 years and is currently a shareholder and officer of the CPA firm of De Fiore & Hallmann, P.C. In addition, Mr. De Fiore is a managing member of Spalding Capital, LLC, and serves on the board of a private equity fund. Mr. De Fiore has been active in over fifty transactions involving acquisitions and private investment as a principal and as a senior advisor to various Midwest based institutions and private families. Mr. De Fiore has extensive investment experience in financial due diligence, business valuation, ongoing portfolio management and strategic alliances. Mr. De Fiore is licensed as a CPA in the state of Michigan.

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

         Executive Officer

         The Company has one executive officer that serves in his positions at the pleasure of the Board of Directors. Mr. Daniel J. Dorman is the President, Chief Executive Officer and Principal Financial Officer.

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

         Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2004, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

         Because the Company does not currently have any material business operations, the Company does not have a separate audit committee, and it does not have an audit committee financial expert. Instead, the entire Board of Directors functions as the audit committee, and it engaged the independent auditors. At such time as when the Company acquires a business or develops material business operations, it will form an audit committee and appoint an independent audit committee financial expert.

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

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term
                                                                              Compensation       All Other
      Name and Principal                         Annual Compensation             Awards         Compensation
          Occupation              Year        Salary ($)       Bonus ($)       Options (#)         ($) (1)
          ----------              ----        ----------       ---------       -----------         -------
  Daniel J. Dorman,               2004          $-0-             $-0-                  -0-          $-0-
    President and Chief           2003     Not applicable    Not applicable  Not applicable   Not applicable
    Executive Officer             2002     Not applicable    Not applicable  Not applicable   Not applicable

  Matthew S. Galvez,              2004     Not applicable    Not applicable  Not applicable   Not applicable
    President and Chief           2003         $189,000          $-0-                  -0-         $13,649
    Executive Officer             2002         $200,000          $-0-                  -0-         $16,400

  Jeffrey K. Crowell,             2004          $31,350          $-0-                  -0-          $2,800
    President and Chief           2003           14,500          $-0-                  -0-            $909
    Operating Officer             2002     Not applicable    Not applicable  Not applicable   Not applicable

(1) All Other Compensation in the table above includes the following:

                                                              Housing              Auto         401(k) Plan
                                                             Allowance           Allowance         Match

         Mr. Galvez              2003                          $9,495             $4,154           $3,000
                                 2002                           8,600              4,800            3,000

         Mr. Crowell             2004                           2,800                -0-              -0-
                                 2003                             909                -0-              -0-

         Options

         The following table sets forth information concerning options granted to the Named Executives in the year ended December 31, 2004.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                        Individual Grants
                     -------------------------------------------------------
                                Number of         Percent of Total
                               Securities        Options Granted To      Exercise or
                           Underlying Options   Employees In Fiscal      Base Price        Expiration
            NAME                Granted                 Year              ($/Share)           Date
                                --------                ----              ---------
   Daniel J. Dorman                  -0-                  -0-%               --                --
   Jeffrey K. Crowell                -0-                  -0-%               --                --

         The Named Executives did not exercise any options in the year ended December 31, 2004. The following table provides information with respect to unexercised options held by the Named Executives as of December 31, 2004.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             YEAR-END OPTION VALUES

                                   Number of Securities Underlying              Value of Unexercised
                                 Unexercised Options at Year-End (#)           In-the-Money Options at
                                                                                   Year End ($) (1)
            Name                 Exercisable (1)      Unexercisable           Exercisable    Unexercisable
            ----                 ---------------      -------------           -----------    -------------
   Daniel J. Dorman                          -0-               -0-                $-0-              $-0-
   Jeffrey K. Crowell                        -0-               -0-                $-0-              $-0-

         (1) Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the OTCBB at the end of 2004 and the option exercise price.

         Employment Agreement

          None of the Named Executives have an employment agreement with the Company.

         Compensation of Directors

          Each director who is not an officer or employee of the Company is eligible to receive for his services as such a fee of $1,000 per meeting attended and $500 for each committee meeting attended. Committee chairs receive an additional $250 for each committee meeting. The directors waived the director fees for meetings held during quarterly periods during which the Company reported a loss from operations, which were all quarters of the last two years. Directors who are officers or employees of the Company receive no additional compensation for their service as a director, although they are reimbursed for their reasonable travel expenses when meetings are held in a location other than the metropolitan area in which they reside.

          The Company had a 1993 Directors Stock Option Plan (the "Directors Plan"). Pursuant to the provisions of the Directors Plan, each director was automatically and without discretion awarded options to purchase 900 shares of Common Stock (as adjusted for the one-for-five reverse stock split), with an exercise price equal to 110% of the fair market value per share on the grant date every three years. The options are exercisable annually in increments of 33 1/3% beginning on the grant date, the first anniversary of the date of the grant and the second anniversary of the grant. All options granted under the Directors Plan expire on the fifth anniversary of the date the option was granted. The ability to exercise these options may be accelerated in the event of a change in control of the Company (as defined in the Directors Plan). No options were granted in the last two years. The Directors Option Plan was terminated effective April 1, 2004.

ITEM 11  .      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information as of December 31, 2004 with respect to the beneficial ownership of Common Stock by current directors, each executive officer named in the Summary Compensation Table under "Executive Compensation", all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding Common Stock (each, a "5% Owner"). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

          The share information included in the following table has been adjusted for the five-for-one reverse stock split approved by the shareholders at the Annual Meeting of Shareholders held on January 13, 2004.

                                                   Number of Shares
              Name                                Beneficially Owned                    Percent of Class (2)
              ----                                ------------------                    --------------------
      Directors and Management:
          Daniel J. Dorman (1)                        5,248,257                                 62.50%
          Lawrence J. De Fiore                             -0-                                   0.00%
          Matthew S. Galvez                                -0-                                   0.00%
          All directors and executive
            officers as group (3 persons)             5,248,257                                 62.50%

      5% Owners:
          Daniel J. Dorman (1)                        5,248,257                                 62.50%

(1) The shares shown in the table for Mr. Dorman represent those shares purchased on April 1, 2004 by Dorman Industries, LLC, an entity owned by Mr. Dorman.

(2) The number of shares and percentages were determined as of December 31, 2004. At that date 8,396,981 shares of stock were outstanding. There were no outstanding common stock equivalents at that date or subsequent thereto to the date of this filing..

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Three former directors, Mr. Hugo Braun, Mr. Joseph Fitzsimmons and Mr. Ronald Causley, had purchased certain subordinated promissory notes totaling $750,000 and warrants from the Company during the periods March 2001 through April 2003. Mr. Braun had also, through an affiliated entity, advanced the Company approximately $3,112,000 as of December 31, 2003 under a credit agreement. Additionally, the Company owed Mr. Causley approximately $351,000 representing the unpaid portion of the purchase price of A-OK Controls Engineering that the Company purchased from Mr. Causley, its sole shareholder, in June 2000. Mr. Causley also leased certain facilities to the Company from July 2000 through March 31, 2004, and such lease expense totaled approximately $133,000 for the three months ended March 31, 2004. As a result of the Net Asset Sale on March 31, 2004, the Purchaser assumed all of the debt and accrued interest thereon, as well as the lease obligations and past due lease amounts. During the three months ended March 31, 2004, the Company incurred approximately $140,000 of interest expense on the debt referred to above. The lease expense and the interest expense referred to above are included in the loss from discontinued operations.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section, which follows the financial section of this report) and are incorporated herein by reference.

         (b) The Company did not file any current reports on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2004.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The Company's former independent registered public accounting firm, Grant Thornton LLP, provided audit and other services during the years ended December 31, 2003 and 2004. Following the Net Asset Sale, Grant Thornton resigned as the Company's independent registered public accounting firm on May 18, 2004. The Company's new independent registered public accounting firm, Plante & Moran PLLC, was engaged effective July 16, 2004. Fees paid to the former and current auditors during 2003 and 2004 are as follows:

                                        Grant Thornton LLP              Plante & Moran PLLC

                                        2003             2004                  2004
                                        ----             ----                  ----
         Audit Fees                   $75,000            $-0-                 $6,275
         Audit Related Fees             5,000            5,000                  -0-
         Tax Fees                      25,000             -0-                   -0-
         All Other Fees                  -0-              -0-                   -0-

         Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

         Audit Related Fees. This category includes the fees paid to Grant Thornton to audit the Company's 401(k) Plan.

         Tax Fees. This category includes fees paid to Grant Thornton for their preparation of amended Michigan Single Business Tax returns for Nematron and A-OK Controls Engineering for tax years 1998, 1999 and 2000 during 2003.

         All Other Fees.  There were no other fees paid.

         Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before independent auditors are engaged by the Company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be approved by the Company's audit committee, or the Company's Board of Directors or entered into pursuant to pre-approval policies and procedures established by the audit committee or the board of directors, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

         The Board of Directors requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. The Board of Directors has delegated to the chairman authority to approve permitted services provided that the chairman reports any decisions to the Board of Directors at its next scheduled meeting.

         The Company's audit committee during 2003 and 2004 (prior to March 31,
2004) considered the nature and amount of the fees billed by Grant Thornton LLP, and believed that the provision of the services for activities unrelated to the 2003 audit was compatible with maintaining Grant Thornton LLP's independence. Following the Net Asset Sale on March 31, 2004, the audit committee was disbanded because the Company's new Board of Directors for the public shell consisted of only three members, one of which is the Company's new President and Chief Executive Officer. The newly constituted Board of Directors engaged the firm of Plante & Moran LLC on July 16, 2004 to perform quarterly reviews beginning with the quarter ended June 30, 2004 and the annual audit as of December 31, 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Sandston Corporation

By the President and CEO and Principal Financial Officer:

/s/ Daniel J. Dorman                                      Dated:  March 30, 2005
------------------------------------------------                  --------------
Daniel J. Dorman, President and CEO
  and Principal Financial Officer

By the Board of Directors:

/s/ Laurence J. De Fiore                                  Dated:  March 30, 2005
------------------------------------------------                  --------------
Laurence J. De Fiore, Director

  /s/ Matthew S. Galvez                                   Dated:  March 30, 2005
------------------------------------------------                  --------------
Matthew S. Galvez, Director

                              SANDSTON CORPORATION

                                INDEX TO EXHIBITS
Exhibit
Number                           Description of Exhibit
-------                          ----------------------

3.01 Amended and Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.02 Amended and Restated Bylaws, as amended, filed as Exhibit 3.02 to the Registrant's Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

10.01           Nematron Corporation Long-Term Incentive Plan, filed as Exhibit
                10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.

23.01           Consent of Grant Thornton LLP*

23.02           Consent of Grant Plante & Moran*

31.01 Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).*

31.02 Certification of Principal Financial Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).*

32.01           Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.02           Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*   Filed herewith.

Management contracts and compensatory plans or arrangements:

The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

10.01           Nematron Corporation Long-Term Incentive Plan, filed as Exhibit
                10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.


                                   UNDERTAKING

         The Company will furnish to any shareholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company's reasonable expenses in furnishing the exhibit to the shareholder. Requests for exhibits and information regarding the applicable fee shall be direct to: Mr. Daniel J. Dorman, President and Chief Executive Officer, at the address of the principal executive offices set forth on the cover of this Report on Form 10-KSB.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  AND REPORT OF
                     INDEPENDENT REGISTERED ACCOUNTING FIRM

                              SANDSTON CORPORATION

                           DECEMBER 31, 2004 AND 2003

                              SANDSTON CORPORATION

                                Table of Contents



                                                                      Page

Report of Independent Registered Accounting Firm - 2004               F-2

Report of Independent Registered Public Accounting Firm - 2003        F-3

Balance Sheet as of December 31, 2004                                 F-4

Consolidated Statements of Operations for the years ended
December 31, 2004 and 2003                                            F-5

Consolidated Statement of Stockholders' Equity (Deficit) for the
years ended December 31, 2004 and 2003                                F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and 2003                                            F-7

Notes to Financial Statements                                      F-8 to F-18

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM



THE BOARD OF DIRECTORS
Sandston Corporation:


We have audited the accompanying balance sheet of Sandston Corporation as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandston Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.




 /s/ Plante & Moran PLLC

March 11, 2005
Auburn Hills, Michigan

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Sandston Corporation


We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Sandston Corporation (formerly Nematron Corporation and Subsidiaries) for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sandston Corporation for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP


Southfield, Michigan

March 12, 2004, except as to the effect of the reclassification of 2003 amounts for discontinued operations discussed in Note
3 for which the date is March 29, 2005

                              SANDSTON CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

Current assets- Cash                                             $     42,286
                                                                 ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $      9,872
     Accrued liabilities                                                2,000
                                                                 ------------
                Total current liabilities                              11,872
Stockholders' equity:
     Common stock, no par value; 30,000,000 shares authorized;
         8,396,981 shares outstanding                              33,679,784
     Accumulated deficit                                          (33,649,370)
                                                                 ------------
             Total stockholders' equity                                30,414
                                                                 ------------

             Total liabilities and stockholders' equity          $     42,286
                                                                 ============


See accompanying notes to financial statements.

                              SANDSTON CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004


                                                             Year Ended December 31,
                                                              2003            2004
                                                          ------------    ------------
Net revenue                                               $         --    $         --

General and administrative expenses                                 --          49,586
                                                          ------------    ------------

             Operating loss from continuing operations              --         (49,586)
Income taxes                                                        --              --
                                                          ------------    ------------
Loss from continuing operations                                     --         (49,586)
Discontinued operations (Note 3):
     Loss from operations of discontinued component         (2,925,187)       (615,770)
     Gain on sale of discontinued operations                        --       3,789,352
                                                          ------------    ------------

             Income (loss) from discontinued operations     (2,925,187)      3,173,582
                                                          ------------    ------------

             Net income (loss)                            $ (2,925,187)   $  3,123,996
                                                          ============    ============

Loss per share - basic and diluted (Note 5):

      Continuing operations                               $      (0.00)   $      (0.01)
                                                          ============    ============

      Discontinued operations                             $      (0.93)   $       0.45
                                                          ============    ============


See accompanying notes to financial statements.

                              SANDSTON CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

                                                                          Accumulated
                                                  Common Stock           Comprehensive
                                                  ------------            Income (Loss)    Accumulated
                                             Shares          Amount        Adjustment        Deficit          Total
                                          ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2003                     3,148,724    $ 33,246,346    $     25,645    $(33,848,179)   $   (576,188)

Beneficial conversion feature of
     convertible subordinated notes and
     warrants                                                  383,438                                         383,438
Comprehensive loss:
     Net loss for the year ended
         December 31, 2003                                                                  (2,925,187)     (2,925,187)
     Foreign currency translation
         adjustment                                                            (90,402)                        (90,402)
                                                                                                          ------------
Total comprehensive loss                                                                                    (3,015,589)
                                          ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2003                   3,148,724    $ 33,629,784    $    (64,757)   $(36,773,366)   $ (3,208,339)

Issuance of common stock (Note 1)            5,248,257          50,000                                          50,000
Comprehensive income:
     Net income for the year ended
         December 31, 2004                                                                   3,123,996       3,123,996
     Foreign currency translation
         adjustment                                                             64,757                          64,757
                                                                                                          ------------
Total comprehensive income                                                                                   3,188,753
                                          ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2004                   8,396,981    $ 33,679,784    $         --    $(33,649,370)   $     30,414
                                          ============    ============    ============    ============    ============



See accompanying notes to financial statements.

                      SANDSTON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

                                                                           YEAR ENDED DECEMBER 31,
                                                                             2003            2004
                                                                         ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                    $ (2,925,187)   $  3,123,996
    Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
           Gain on disposal of net assets of discontinued operations               --      (3,789,352)
           Net change in operating assets of discontinued operations        1,375,329         493,219
           Changes in assets and liabilities that provided cash:
              Accounts payable                                                     --           9,872
              Accrued liabilities                                                  --           2,000
                                                                         ------------    ------------
                  Net cash used in operating activities                    (1,549,858)       (160,265)
Cash flows from investing activities:
    Net investing cash flows used in discontinued operations                  (22,259)       (230,230)
                                                                         ------------    ------------
                  Net cash used in investing activities                       (22,259)       (230,230)
Cash flows from financing activities:
    Issuance of common stock                                                       --          50,000
    Net financing cash flows from discontinued operations                   1,765,856         188,934
                                                                         ------------    ------------
                  Net cash provided by financing activities                 1,765,856         238,934

Foreign currency translation - discontinued operations                        (90,402)        (13,292)
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                          103,337        (164,853)
Cash at beginning of year                                                     103,802         207,139
                                                                         ------------    ------------

Cash at end of year                                                      $    207,139    $     42,286
                                                                         ============    ============

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest by discontinued operations                    $    382,302    $    202,566
    Cash paid for income taxes                                           $         --    $         --

Non-cash financing and investing activities: Disposal of net assets of discontinued operations:
         Sale price - liabilities assumed by purchaser                                   $ 13,485,268
         Cash transferred                                                                    (198,664)
         All other assets sold                                                             (9,497,252)
                                                                                         ------------
         Gain on sale of assets and liabilities                                          $  3,789,352
                                                                                         ============

See accompanying notes to financial statements.

                              SANDSTON CORPORATION
                          Notes to Financial Statements
                           December 31, 2003 and 2004

(1)   BASIS OF PRESENTATION AND BUSINESS

      Pursuant to a recommendation of the Company's Board of Directors and approval by its shareholders on January 13, 2004, on March 31, 2004 the Company sold to NC Acquisition Corporation (the "Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company's liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company's only remaining assets were $30,000 in cash and it had no liabilities. On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the "Company") and to implement a shareholder approved five-for-one reverse stock split of the Company's common stock, whereby every five issued and outstanding shares of the Company's common stock became one share. On April 1, 2004 the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC ("Dorman Industries") for $50,000. Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company's new Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

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

      During the period prior to the Net Asset Sale, the Company owned the following wholly-owned subsidiaries: Nematron Limited, a United Kingdom corporation, Nematron Canada, Inc., a Canadian corporation, A-OK Controls Engineering, Inc. a Michigan corporation, and Optimation, Inc., an Alabama corporation (collectively, "Subsidiaries"). All of the commonstock of these Subsidiaries were included in the Net Asset Sale described above, and after the Net Asset Sale the Company no longer has any subsidiaries. During the period prior to the Net Asset Sale, the Company's businesses included 1) the design, manufacture, and marketing of environmentally ruggedized computers and computer displays known as industrial workstations; 2) the design, development and marketing of software for worldwide use in factory automation and control and in test and measurement environments; and 3) providing application engineering support to customers of its own and third parties' products. These businesses were sold on March 31, 2004 to the Purchaser, and such businesses are referred to in the financial statements as "discontinued operations."

      The accompanying consolidated financial statements include the accounts of Sandston Corporation (formerly Nematron Corporation) and its Subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                              SANDSTON CORPORATION
                          Notes to Financial Statements
                           December 31, 2003 and 2004

(2)   SUMMARY OF ACCOUNTING PRINCIPLES

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and, prior to the Net Asset Sale, its wholly owned subsidiaries described in Note 1. All significant intercompany transactions and balances have been eliminated in consolidation.

      Stock Option Plans

      Prior to the March 31, 2004 Net Asset Sale, the Company had issued certain options under its stock-based compensation plans, which are described more fully in Note 6. The Company accounted for those option grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in operations, as all option grants under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates for the year ended December 31, 2003 the effect on net loss from discontinued operations and loss per share from discontinued operations, adjusted for the five-for-one reverse stock split, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation to stock-based compensation:

       Net loss from discontinued operations:
            As reported                                                 $(2,925,187)
            Deduct: Total stock-based employee compensation expense
              determined under the fair values method for all awards       (151,454)
                                                                        -----------
            Pro forma loss from discontinued operations                 $(3,076,641)
                                                                        ===========
       Net loss from discontinued operations per share:
            As reported                                                     $(0.93)
            Pro forma                                                       $(0.98)

      No options were granted in 2003 or 2004.

      Foreign Currency Translation

      The assets and liabilities of the Company's foreign subsidiaries at December 31, 2003 were denominated in foreign currencies and were translated into United States dollars at exchange rates in effect on that date. These foreign subsidiaries' revenue and expenses prior to the Net Asset Sale on March 31, 2004 were translated into United States dollars using a weighted average exchange rate during the periods presented. Gains or losses resulting from translating foreign currency financial statements into United States dollars were recorded as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are not significant and included in net loss from discontinued operations.

                              SANDSTON CORPORATION
                          Notes to Financial Statements
                           December 31, 2003 and 2004

      Revenue Recognition

      The Company recognized revenue for its discontinued operations using varying methods based upon the revenue type. A summary of revenue types and the method of recognizing revenues are as follows:

                  Revenue Type                                       Revenue Recognition Method
                  ------------                                       --------------------------
         Hardware product sales                        Upon delivery, when collection is probable
         Application and other services,               As the services are performed, when collection is
           including repairs of computers              probable
         Extended warranty agreements                  Ratably over the terms of the agreement with the
           covering software                           customer
         Software license agreements                   Deferred until all conditions in Statement of Position
                                                       97-2, Software Revenue Recognition ("SOP 97-2") were
                                                       met.  Such conditions include the delivery of the
                                                       product, the performance of all obligations so that
                                                       remaining obligations are no longer significant, and
                                                       collectibility is probable
         Bundled products (hardware products           Deferred until all conditions in SOP 97-2 are met
          pre-loaded with software covered by
          license agreements)
         Systems sales (bundled products plus          Deferred until all conditions in SOP 97-2 are met
          post sale support activities)

      The Company's discontinued operations had certain programs that, under specified terms and limited conditions, enable its distributors to return limited amounts of product. The effect of these programs, which is not a material amount, were estimated, and current period revenues and cost of revenues included in discontinued operations were reduced accordingly.

      Research and Development Costs

      Research and development costs of discontinued operations were expensed when incurred. These costs included certain engineering wages, fringe benefits, and direct costs. Hardware and software engineering costs have been included in the accompanying statements of operations as components of discontinued operations. Research and development costs included in discontinued operations were $1,409,000 and $121,000 for the years ended December 31, 2003 and 2004, respectively.

      Income Taxes

      Income taxes are accounted using the asset-and-liability method. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount expected to be realized.

                              SANDSTON CORPORATION
                          Notes to Financial Statements
                           December 31, 2003 and 2004

      Income (Loss) Per Share

      The Company's Board of Directors and shareholders approved a five-for-one reverse stock split with respect to the Company's Common Stock and an enabling amendment to the Company's Amended and Restated Articles of Incorporation. The date of record for the five-for-one reverse stock split was April 1, 2004. All share and per share amounts reflected on the accompanying statement of operations gives effect to the five-for-one reverse stock split for 2003 and 2004.

      Income (loss) per share is calculated using the weighted average number of common shares outstanding during the period and adjusted for the assumed conversion of dilutive stock options and warrants. Since net losses were incurred in the year ended December 31, 2003, no conversion of dilutive stock options and warrants was assumed in the loss per share calculation, as the effect would be anti-dilutive. For the year ended December 31, 2004, all outstanding stock options and warrants were cancelled effective with the Net Asset Sale, and therefore, no conversion of dilutive stock options and warrants was assumed.

      Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities of discontinued operations and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates were used in the determination the following items as of December 31, 2003: the allowance for doubtful accounts, reserves for obsolete and slow-moving inventory, the amount of software development costs capitalized, if any, the net realizable value of capitalized software development costs, periods over which to charge depreciation of property and equipment and amortization of intangible assets, future outlays for warranty costs, amounts of future returns and price allowances, and carrying amounts of deferred tax assets and liabilities.


(3)   DISCONTINUED OPERATIONS

      As discussed in Note 1, on March 31, 2004 the Company completed the Net Asset Sale whereby the Company sold all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill, and other intangible assets except for $30,000 in cash. The Purchaser also assumed all of the Company's liabilities at that date pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company's only remaining assets were $30,000 in cash; it retained no liabilities.

      The Company's former businesses included 1) the design, manufacture, and marketing of environmentally ruggedized computers and computer displays known as industrial workstations; 2) the design, development and marketing of software for worldwide use in factory automation and control and in test and measurement environments; and 3) providing application engineering support to customers of its own and third parties' products.

                              SANDSTON CORPORATION
                          Notes to Financial Statements
                           December 31, 2003 and 2004

       A summary of the gain resulting from the Net Asset Sale is as follows:
         Disposal of net assets of discontinued operations:
                Sale price - liabilities assumed by purchaser                       $13,485,268
                Cash transferred                                                       (198,664)
                All other assets sold                                                (9,497,252)
                                                                                     ----------
                Gain on sale of assets and liabilities                               $3,789,352
                                                                                     ==========

A summary of discontinued operations for the years ended December 31, 2003 and 2004 is as follows:

                                        Year Ended December 31,
                                        -----------------------
                                         2003            2004
                                     ------------    ------------

Net revenue                          $ 13,536,877    $  3,478,720
Cost of sales                          10,391,454       2,663,186
                                     ------------    ------------
    Gross margin                        3,145,423         815,534
Operating expenses                      4,740,356       1,196,541
                                     ------------    ------------
    Operating loss                     (1,594,933)       (381,007)
Other expenses, primarily interest     (1,330,254)       (234,763)
                                     ------------    ------------
Loss before income taxes               (2,925,187)       (615,770)
Income taxes                                   --              --
                                     ------------    ------------

Loss from operations of
    discontinued component           $ (2,925,187)   $   (615,770)
                                     ============    ============


(4)   TAXES ON INCOME

      Income tax expense consists of the following:

                                                  Year Ended December 31,
                                                  -----------------------
                                                  2003           2004
                                              ------------   ------------
      Current:
           Continuing operations              $        -0-   $        -0-
           Discontinued operations                     -0-        650,000
                                              ------------   ------------
                                                       -0-        650,000
      Deferred:
           Continuing operations              $        -0-   $        -0-
           Discontinued operations                     -0-       (650,000)
                                              ------------   ------------
                                                       -0-       (650,000)
                                              ------------   ------------
      Total                                   $        -0-   $        -0-
                                              ============   ============

                              SANDSTON CORPORATION
                          Notes to Financial Statements
                           December 31, 2003 and 2004

      A reconciliation of income tax expense recognized to income taxes at statutory rates is as follows:

                                                                Year Ended December 31,
                                                                -----------------------
                                                                2003             2004
                                                            ------------     ------------
      Continuing operations:
           Income tax at statutory rates                             0.0%           (34.0)%
           Change in valuation allowance                             0.0%            34.0%
                                                            ------------     ------------
                                                                     0.0%             0.0%
      Discontinued operations:
           Income tax at statutory rates                           (34.0)%           34.0%
           Change in valuation allowance                            34.0%           (34.0)%
                                                            ------------     ------------
           Utilization of net operating loss carryforward            0.0%             0.0%
                                                            ------------     ------------

      Total                                                          0.0%             0.0%
                                                            ============     ============

      All of the loss from continuing operations in the year ended December 31, 2004 resulted from domestic operations; there are no foreign operations within the continuing operations.

      As of December 31, 2003, the Company had net operating loss carryforwards totaling approximately $29.4 million and expiring at various dates from 2005 to 2004. The resulting gross deferred tax asset of approximately $10 million at that date was fully offset by a valuation allowance due to uncertainy of realization of those deferred tax assets. As of the date of the Net Asset Sale, gross deferred tax assets related to accumulated net operating loss carryforwards totaled approximately $10.3 million. Net operating loss carryforwards of approximately $1.9 million, representing deferred tax assets of approximately $650,000 were used to offset the taxable gain on the Net Asset Sale.

      As a result of Internal Revenue Service regulations, the Company will be precluded from apply accumulated net operating loss carryforwards totaling $24.5 million as of the date of the Net Asset Sale against future taxable income. As a result, deferred tax assets related to such loss carryforwards totaling approximately $8.4 million and the portion of the valuation allowance attributable to such deferred tax assets were written off at the time of the Net Asset Sale.

      At December 31, 2004, the Company has net operating loss carryforwards of approximately $75,000 that can be used to offset future taxable income, resulting in gross deferred tax assets of approximately $26,000. These loss carryforwards expire through 2024. Realization of these carryforwards is subject to annual limitations under current IRS regulations pursuant to change in control provisions and is dependent on the existence of future taxable income. At December 31, 2004, a valuation allowance has been recognized for the entire amount of the Company's net deferred tax assets.


(5)   LOSS PER SHARE

      The weighted average shares outstanding used in computing loss per share, as adjusted for the five-for-one reverse stock split was 3,148,894 in 2003

                              SANDSTON CORPORATION
                          Notes to Financial Statements
                           December 31, 2003 and 2004

      and 7,088,682 in 2004. Prior to the approval by the Board of Directors and shareholders of a five-for-one reverse stock split on April 1, 2004, there were 15,744,472 shares outstanding.

      For the year ended December 31, 2003, outstanding options, totaling 355,270 options with expiration dates from 2005 to 2011, and outstanding warrants, totaling 1,491,267 warrants with expiration dates from 2006 to 2008, were not included in the computation of diluted loss per share because the inclusion of such securities was antidilutive. Pursuant to the Net Asset Sale described in Note 1, all outstanding options and warrants were cancelled as of March 31, 2004.


(6)   EMPLOYEE BENEFIT PLANS

      All option and share amounts reflected in the following disclosures have been adjusted for the one-for-five reverse stock split on April 1, 2004.

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

      The exercise price for each option granted under the Incentive Plan cannot be less than the fair market value of the common stock on the date of the grant. The Incentive Plan's Committee has latitude in setting the vesting and exercise periods, but generally the options vest over a three-year period and had a ten-year term.

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

      The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance

                              SANDSTON CORPORATION
                          Notes to Financial Statements
                           December 31, 2003 and 2004

      share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004, and there are no outstanding options as of December 31, 2004.

      Directors Option Plan

      The Company's 1993 Directors Stock Option Plan (the "Directors Option Plan") provided for the granting of options to purchase a total of 24,000 shares of common stock. In connection with the Net Asset Sale, the Directors Option Plan was cancelled and all options outstanding thereunder were cancelled.

      Special Option Grants

      The Board of Directors had from time to time awarded special option grants to certain officers, key employees and others. The awards had been made separate from the plans described above. All outstanding options under special option grants were cancelled as of March 31, 2004.

      Information with respect to options under the plans and the special awards for the years ended December 31, 2003 and 2004, is as follows:

                                         Outstanding                    Exercisable
                                 -----------------------------  -----------------------------
                                                   Weighted                       Weighted        Number
                                    Number          Average        Number         Average       Available
                                 Outstanding    Exercise Price   Exercisable   Exercise Price   For Grant
                                 ------------                   ------------                   ------------

      Balance, 1-1-2003               409,506    $       8.60        340,887    $       9.25        233,335
      Granted                              --                                                            --
      Exercisable                                                     36,101    $       6.06
      Exercised                            --                                                            --
      Forfeited                       (48,236)   $      14.44        (45,052)   $      15.12         48,236
      Effect of plan provision
      limiting awards                      --                             --                       (102,991)
                                 ------------                   ------------                   ------------
      Balance, 12-31-2003             355,270    $       7.81        331,936    $       8.06        171,920
      Granted                              --                                                            --
      Exercisable                                                         --
      Exercised                            --                                                            --
      Cancelled and forfeited        (355,270)   $       7.81       (331,936)   $       8.06         98,880
                                 ------------                   ------------                   ------------
      Balance, 12-31-2004                  --                             --                        270,800
                                 ============                   ============                   ============



      401(k) Plan and Trust

      The Company had established defined-contribution retirement plans for all eligible employees. Effective January 1, 2002, Nematron and A-OK Controls merged their 401(k) plans into one plan covering all eligible employees. Under the combined plan, the Company may make a basic matching contribution and a discretionary contribution to the 401(k) plan. The Company made no matching contributions to the combined plan in 2003.

                              SANDSTON CORPORATION
                          Notes to Financial Statements
                           December 31, 2003 and 2004

      The Company's Optimation subsidiary sponsored a Savings Incentive Match Plan for Employees of Small Employers ("SIMPLE Plan") under section 408(p) of the Internal Revenue Code. Under the SIMPLE Plan, all employees who receive at least $4,000 in compensation are eligible to participate in the plan, and employee deferrals and employer matching contributions, up to a maximum of 3% of each participant's compensation, are contributed to each employee's SIMPLE IRA. The Company's contributions to the SIMPLE Plan were $7,700 for the year ended December 31, 2003.

      Pursuant to the Net Asset Sale, all obligations under both plans described above were transferred to the Purchaser, and the continuing entity has no retirement plans.


(7)   WARRANTS

      The Company had issued warrants for the purchase of its common and preferred stock in connection with the certain subordinated debt transactions between March 2001 and July 2003. These warrants were cancelled pursuant to the Net Asset Sale. The following disclosures have been adjusted for the five-for-one reverse stock split.

                     Issue               10% Note         14% Note         8% Note         Total
                                       ------------     ------------       ----------     ----------
           Issue                         March 2001     Oct. 2001 to       March 2002
           dates                                           July 2003

           Exercise price              $       0.45            $0.50           $0.50
           Original expiration dates     March 2006     Oct. 2006 to       March 2006
                                                           July 2008
           Balance 1-01-2003                160,000          658,267          140,000        958,267
           Issued                                --          533,000               -         533,000
                                       ------------     ------------       ----------     ----------
           Balance 12-31-2003               160,000        1,191,267          140,000      1,491,267
           Cancelled                       (160,000)      (1,191,267)        (140,000)    (1,491,267)
                                       ------------     ------------       ----------     ----------
           Balance 12-31-2004                    --               --               --             --
                                       ============     ============       ==========     ==========


(8)   COMMITMENTS AND CONTINGENCIES

      The Company leased its Auburn Hills and Saginaw, Michigan system integration facilities from the president of A-OK Controls and leased its other facilities and certain office equipment from unrelated entities under operating leases. The leases on the facilities have been assumed by the Purchaser, and the Company has no lease commitments as of December 31, 2004.

      Total rental expense included in the results of discontinued operations for the years ended December 31, 2003 and 2004 is as follows:

                              SANDSTON CORPORATION
                          Notes to Financial Statements
                           December 31, 2003 and 2004


                                       Related Party          Third Party
       Year ending December 31,            Leases               Leases               Total
                  2003                       $496,700             $143,000          $639,700
                  2004                        124,200               36,000           160,200

(9)   SEGMENT INFORMATION

      The Company operated in one market segment - factory automation. A summary of the net revenues of discontinued operations, including export sales to various countries, is as follows:

                                            Year Ended December 31,
                                            -----------------------
                                             2003           2004
                                         ------------   ------------
      Foreign:
          France                         $  1,128,098   $    437,609
          Other countries                   2,020,386        454,941
                                         ------------   ------------
                 Total foreign revenue      3,148,484        892,550
      United States                        10,388,393      2,586,170
                                         ------------   ------------

      Total revenue                      $ 13,536,877   $  3,478,720
                                         ============   ============


(10)  SIGNIFICANT CUSTOMER

      The Company conducted its discontinued business through distributors, end users and other entities under purchase orders, supply contracts and other agreements. The Company had one significant customer in 2003 and 2004 that accounted for $5,014,000 and $1,320,000 of revenue, respectively. Accounts receivable from that customer totaled $1,002,000 at December 31, 2003.

                              SANDSTON CORPORATION
                          Notes to Financial Statements
                           December 31, 2003 and 2004

(11)  QUARTERLY OPERATING RESULTS

      Results of operations for each of the quarterly periods in the years ended December 31, 2003 and 2004 are as follows:

                                                   Year Ended December 31, 2003
                            ----------------------------------------------------------------------------
                            1st Quarter     2nd Quarter     3rd Quarter     4th Quarter        Total
                            ------------    ------------    ------------    ------------    ------------
Continuing operations:
  Revenues                  $         --    $         --    $         --    $         --    $         --
  General and administra-
    tive expenses                     --              --              --              --              --
                            ------------    ------------    ------------    ------------    ------------
Operating loss from
continuing operations                 --              --              --              --              --
Discontinued operations:
  Loss from operations          (799,553)       (671,181)       (706,767)       (747,686)     (2,925,187)
                            ------------    ------------    ------------    ------------    ------------
Net loss                    $   (799,553)   $   (671,181)   $   (706,767)   $   (747,686)   $ (2,925,187)
                            ============    ============    ============    ============    ============
Loss per share from
discontinued operations -
basic and diluted           $      (0.25)   $      (0.21)   $      (0.22)   $      (0.25)   $      (0.93)
                            ============    ============    ============    ============    ============

                                                  Year Ended December 31, 2004
                            ----------------------------------------------------------------------------
Revenues                    $         --    $         --    $         --    $         --    $         --
General and
administrative expenses               --          31,716           8,712           9,157          49,585
                            ------------    ------------    ------------    ------------    ------------
Operating loss from
continuing operations                 --         (31,716)         (8,712)         (9,157)        (49,585)
Discontinued operations:
  Loss from operations          (615,770)             --              --              --        (615,770)
  Gain on sale                 3,789,352              --              --              --       3,789,352
                            ------------    ------------    ------------    ------------    ------------
  Income (loss) from
  discontinued operations      3,173,582              --              --              --       3,173,582
                            ------------    ------------    ------------    ------------    ------------
Net income (loss)           $  3,173,582    $    (31,716)   $     (8,712)   $     (9,157)   $  3,123,997
                            ============    ============    ============    ============    ============
Loss per share - basic
and diluted:
  Continuing operations     $         --    $         --    $         --    $         --    $       0.01
  Discontinued operations   $       0.45    $         --    $         --    $         --    $       0.45