Form 10QSB
period 2005-03-31
SANDSTON CORP
filed 2005-05-12
CIK 892832

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

                  For the quarterly period ended MARCH 31, 2005

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

       No par value Common Stock: 8,396,981 OUTSTANDING AS OF MAY 13, 2005

Transitional Small Business Disclosure Format:  [  ] YES    [X] NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              SANDSTON CORPORATION
                             CONDENSED BALANCE SHEET
                      MARCH 31, 2005 AND DECEMBER 31, 2004

                                                                                MARCH 31,
                                                                                  2005            DECEMBER 31,
                                                                               (UNAUDITED)            2004
                                                                                 -------             -------
                                     ASSETS
Current assets:
     Cash                                                                        $40,601             $42,286
                                                                                 -------             -------

              Total assets                                                       $40,601             $42,286
                                                                                 =======             =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $10,623              $9,872
     Accrued expenses                                                             18,000               2,000
                                                                                  ------               -----

              Total current liabilities                                           28,623              11,872
Shareholders' equity:
     Common stock, no par value, 30,000,000 shares authorized,
         8,396,981 shares issued and outstanding                              33,679,784          33,629,784
     Accumulated deficit                                                     (33,667,806)        (36,649,370)
                                                                             -----------         -----------

              Total shareholders' equity                                          11,978              30,414
                                                                                  ------              ------

              Total liabilities and shareholders' equity                         $40,601             $42,286
                                                                                 =======             =======

See notes to condensed financial statements.

                              SANDSTON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    2005           2004
                                                                 (UNAUDITED)    (UNAUDITED)
                                                                -----------     -----------
Continuing Operations:
     Net revenues                                                $       -      $        -
     General and administrative expenses                             18,436              -
                                                                   --------     -----------
     Operating loss from continuing operations                      (18,436)             -
     Income taxes                                                        -               -
                                                                -----------     -----------

         Loss from continuing operations                            (18,436)             -

Discontinued operations (Note 1):
     Loss from discontinued operations                                   -         (615,770)
     Gain on sale of net assets of discontinued operations               -        3,789,352
                                                                -----------       ---------

         Income from discontinued operations                             -        3,173,582
                                                                -----------       ---------

Net income (loss)                                                  $(18,436)     $3,173,582
                                                                   ========      ==========

Per share amounts - basic and diluted (Note 2):
     Continuing operations                                        $    0.00     $        -
                                                                  =========     ===========
     Discontinued operations                                    $        -      $      1.01
                                                                ===========     ===========
Weighted average shares outstanding (Note 2):
     Basic and diluted                                            8,396,981       3,148,894
                                                                  =========       =========


See notes to condensed financial statements.

                              SANDSTON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                         -------------------------------
                                                                              2005              2004
                                                                           (UNAUDITED)       (UNAUDITED)
                                                                         -------------        ----------
Cash flows from operating activities:
     Net income (loss)                                                      $(18,436)         $3,173,582
     Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
         Gain on sale of net assets of discontinued operations                    -           (3,789,352)
         Operating cash flows from discontinued operations                        -              493,219
         Changes in assets and liabilities that provided (used) cash:
              Accounts payable                                                   751                  -
              Accrued expenses                                                16,000                  -
                                                                              ------        ------------
                  Net cash used in operating activities                       (1,685)           (122,551)
                                                                              ------            --------

Cash flows from investing activities:
     Investing cash flows used in discontinued operations                         -             (230,230)
                                                                         -----------            --------
                  Net cash used in investing activities                           -             (230,230)
                                                                         -----------            --------

Cash flows from financing activities:
     Financing cash flows from discontinued operations                            -              188,934
                                                                         -----------             -------
                  Net cash provided by financing activities                       -              188,934
                                                                         -----------             -------

Foreign currency translation effect - discontinued operations                     -              (13,292)
                                                                         -----------             -------

Net decrease in cash and cash equivalents                                     (1,685)           (177,137)
Cash at beginning of period                                                   42,286             207,139
                                                                             -------             -------

Cash at end of period                                                        $40,601             $30,000
                                                                             =======             =======

Supplemental disclosures of cash flow information:
     Cash paid for interest by discontinued operations                             -            $202,566
     Cash paid for income taxes                                                    -                  -
Non-cash financing and investing activities: Disposal of net assets of discontinued operations:
         Sales price - liabilities assumed                                                   $13,485,268
         Cash sold                                                                              (198,664)
         All other assets sold                                                                (9,497,252)
                                                                                              ----------
         Gain on sale of assets and liabilities                                             $  3,789,352
                                                                                            ============


See notes to condensed financial statements.

                              SANDSTON CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

NOTE 1 - BASIS OF PRESENTATION

         Pursuant to a recommendation of Nematron Corporation's Board of Directors and approval by its shareholders on January 13, 2004, on March 31, 2004 Nematron sold to NC Acquisition Corporation ("Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of Nematron's liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron's only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004 Nematron amended its Articles of Incorporation to change its name to Sandston Corporation (the "Company") and implement a shareholder approved five-for-one reverse stock split of the Company's common stock, whereby every five issued and outstanding shares of the Company's common stock became one share. Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries, LLC ("Dorman Industries") for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company's Chairman of the Board, CEO and President following such stock purchase. By virtue of its purchase of common stock, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

            Although the Company does not currently have any revenue generating activities, the Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies. The Company expects to target companies in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $20 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance. The Company has yet to acquire, or enter into an agreement to acquire, any company.

         During the period prior to the Net Asset Sale, the Company owned the following wholly-owned subsidiaries: Nematron Limited, a United Kingdom corporation, Nematron Canada, Inc., a Canadian corporation, A-OK Controls Engineering, Inc. a Michigan corporation, and Optimation, Inc., an Alabama corporation (collectively, "Subsidiaries"). The assets and liabilities of the Subsidiaries were included in the Net Asset Sale described above, and since April 1, 2004, the Company has not had an ownership interest in any other entity.

         The accompanying consolidated financial statements include the accounts of Sandston Corporation (formerly Nematron Corporation) and its Subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

         The results of the operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has no revenue generating activities.

NOTE 2 - EARNINGS PER SHARE

         The weighted average shares outstanding used in computing basic loss per share for the three month periods ended March 31, 2005 and 2004 have been adjusted to give effect to the five-for-one reverse stock split discussed in
Note 1. Pursuant to the terms of the agreements underlying the Net Asset Sale, all outstanding dilutive securities, including stock options, warrants and conversion rights under all employee and director option plans and various warrant and note agreements, were cancelled effective March 31, 2004 and are no longer outstanding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2005 COMPARED WITH
THREE MONTH PERIOD ENDED MARCH 31, 2004

Continuing Operations

            Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-QSB. As described therein, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004. Such operations are reflected in the Condensed Statements of Operations as losses from discontinued operations. Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the three month period ended March 31, 2005 totaled $18,436

Discontinued Operations

         The loss from discontinued operations for the three month period ended March 31, 2004 totaled $615,770. Revenues totaled $3,478,720 and costs and expenses exceeded that amount by the amount of the loss. As reflected above, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004.

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


LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2004, the Company sold to NC Acquisition Corporation ("Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company's liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company's only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004, the Company amended its Articles of Incorporation to change its name to Sandston Corporation and implement a shareholder approved five-for-one reverse stock split of the Company's common stock, whereby every five issued and outstanding shares became one share. Also, on April 1, 2004, the Company sold a total of 5,248,257 post-split shares to Dorman Industries for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company's Chairman of the Board, CEO and President following such stock purchase. By virtue of the purchase of the shares by Dorman Industries, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

         Although the Company does not currently have any revenue generating activities, the Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies.

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

         The Company is funding its current operating expenses with cash retained from the Net Asset Sale and from cash generated by the sale of additional shares of common stock to Dorman Industries. While it is the Company's objective to ultimately be able to use the securities of the Company as a currency in the acquisition of portfolio businesses, it is clear that the initial acquisitions of portfolio businesses will require the Company to be infused with capital thereby diluting the Company's shareholders, including Dorman Industries, to the extent that it does not participate in the capital infusion.


UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

         Parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "plans," "seeks," "will," "may," "should," "would," "projects," "predicts," "continues," and similar expressions or the negative of these terms constitute forward-looking statements that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed in the section entitled "Risk Factors" contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Such risks, uncertainties and changes in condition, significance, value and effect could cause the Company's actual results to differ materially from those anticipated events. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

         Risks and uncertainties may include the following:

            o The inability of the Company to successfully implement its strategy;

            o The potential inability of the Company to locate potential businesses and to negotiate the closing of identified businesses so as they become businesses of the Company;

            o     Unforeseen increases in operating expenses;

            o The inability to attract or retain management, sales and/or engineering talent for any acquired business;

            o The inability to continue financing the administrative expenses of the Company out of available funds and the inability to raise additional funds to cover any shortfall.


ITEM 3.     CONTROLS AND PROCEDURES

    (a)     Evaluation of disclosure controls and procedures.

                       Our management, with the participation of our principal
            executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

    (b)     Changes in internal controls.

                       There was no change in our internal control over
            financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                  SANDSTON CORPORATION


May 13, 2005                      /S/ Daniel J. Dorman
--------------------              ----------------------------------------------
Date                              President, CEO and Principal Financial Officer

                                INDEX TO EXHIBITS


Exhibit Number                     Description of Exhibit
--------------                     ----------------------

     31.0 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.0 Certification of President, CEO (Principal Executive Officer) and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002