Form 10QSB
period 2005-06-30
SANDSTON CORP
filed 2005-08-12
CIK 892832

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

                  For the quarterly period ended June 30, 2005

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

     No par value Common Stock: 8,396,981 outstanding as of August 12, 2005

Transitional Small Business Disclosure Format: |_| YES |X| NO

================================================================================

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                              Sandston Corporation
                             Condensed Balance Sheet
                       June 30, 2005 and December 31, 2004

                                                                      June 30,
                                                                        2005            December 31,
                                                                     (Unaudited)            2004
                                                                     ------------       ------------
                                     Assets

Current assets:
      Cash                                                           $     23,708       $     42,286
                                                                     ============       ============

                      Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                               $     15,680       $      9,872
      Accrued expenses                                                         --              2,000
                                                                     ------------       ------------
                  Total current liabilities                                15,680             11,872

                             Stockholders' equity:

      Common stock, no par value, 30,000,000 shares authorized,
            8,396,981 shares outstanding                               33,679,784         33,679,784
      Accumulated deficit                                             (33,671,756)       (36,649,370)
                                                                     ------------       ------------
                  Total shareholders' equity                                8,028             30,414
                                                                     ------------       ------------

                  Total liabilities and shareholders' equity         $     23,708       $     42,286
                                                                     ============       ============

See notes to condensed financial statements.

                              Sandston Corporation
                       Condensed Statements of Operations
        For The Three- and Six-Month Periods Ended June 30, 2005 and 2004

                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                     ------------------------------      ------------------------------
                                                         2005              2004              2054              2004
                                                     (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                     ------------      ------------      ------------      ------------
Net revenues                                         $         --      $         --      $         --      $         --
General and administrative expenses                         3,950            31,716            22,386            31,716
                                                     ------------      ------------      ------------      ------------
Operating loss from continuing operations                  (3,950)          (31,716)          (22,386)          (31,716)
Income taxes                                                   --                --                --                --
                                                     ------------      ------------      ------------      ------------
Loss from continuing operations                            (3,950)          (31,716)          (22,386)          (31,716)
Discontinued operations (Note 1):
      Loss from discontinued operations                        --                --                --          (615,770)
      Gain on sale of net assets of
        discontinued operations                                --                --                --         3,789,352
                                                     ------------      ------------      ------------      ------------
      Income from discontinued operations                      --                --                --         3,173,582
                                                     ------------      ------------      ------------      ------------

Net income (loss)                                    $     (3,950)     $    (31,716)     $    (22,386)     $  3,141,866
                                                     ============      ============      ============      ============

Per share amounts - basic and diluted (Note 2):
      Continuing operations                          $         --      $         --      $         --      $      (0.01)
                                                     ============      ============      ============      ============
      Discontinued operations                        $         --      $         --      $         --      $       0.55
                                                     ============      ============      ============      ============
Weighted average shares
    outstanding (Note 2):
      Basic and diluted                                 8,396,981         8,396,981         8,396,981         5,758,525
                                                     ============      ============      ============      ============

                              Sandston Corporation
               Condensed Statements of Comprehensive Income (Loss)
        For The Three- and Six-Month Periods Ended June 30, 2005 and 2004

                                                       Three Months Ended June 30,          Six Months Ended June 30,
                                                     ------------------------------      ------------------------------
                                                         2005              2004              2005              2004
                                                     (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                     ------------      ------------      ------------      ------------
Net income (loss)                                    $     (3,950)     $    (31,716)     $    (22,386)     $  3,141,866
Other comprehensive income - equity
    adjustment from foreign translation                        --                --                --            64,757
                                                     ------------      ------------      ------------      ------------

Comprehensive income (loss)                          $    (31,716)     $    (31,716)     $    (22,386)     $  3,206,623
                                                     ============      ============      ============      ============

See notes to condensed financial statements.

                              Sandston Corporation
                       Condensed Statements of Cash Flows
             For The Six-Month Periods Ended June 30, 2005 and 2004

                                                                           Six Months Ended June 30,
                                                                        -------------------------------
                                                                            2005               2004
                                                                        (Unaudited)        (Unaudited)
                                                                        ------------       ------------
Cash flows from operating activities:
      Net income (loss)                                                 $    (22,386)      $  3,141,866
      Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
            Gain on sale of net assets of discontinued operations                 --         (3,789,352)
            Operating cash flows from discontinued operations                     --            493,219
            Changes in assets and liabilities that provided cash:
                  Accounts payable                                             5,808             11,524
                  Accrued expenses                                                --              2,000
                                                                        ------------       ------------
                        Net cash used in operating activities                (16,578)          (140,743)
                                                                        ------------       ------------

Cash flows from investing activities:
      Investing cash flows used in discontinued operations                        --           (230,230)
                                                                        ------------       ------------
                        Net cash used in investing activities                     --           (230,230)
                                                                        ------------       ------------

Cash flows from financing activities:
      Issuance of common stock (Note 1)                                           --             50,000
      Financing cash flows from discontinued operations                           --            188,934
                                                                        ------------       ------------
                        Net cash provided by financing activities                 --            238,934
                                                                        ------------       ------------

Foreign currency translation effect - discontinued operations                     --            (13,292)
                                                                        ------------       ------------

Net decrease in cash and cash equivalents                                    (16,578)          (145,331)
Cash at beginning of period                                                   42,286            207,139
                                                                        ------------       ------------

Cash at end of period                                                   $     25,708       $     61,808
                                                                        ============       ============

Supplemental disclosures of cash flow information:
      Cash paid for interest by discontinued operations                           --       $    202,566
      Cash paid for income taxes                                                  --                 --
Non-cash financing and investing activities:
      Disposal of net assets of discontinued operations:
            Sales price - liabilities assumed                                              $ 13,485,268
            Cash sold                                                                          (198,664)
            All other assets sold                                                            (9,497,252)
                                                                                           ------------
            Gain on sale of assets and liabilities                                         $  3,789,352
                                                                                           ============

See notes to condensed financial statements.

                              Sandston Corporation
              Notes To Consolidated Condensed Financial Statements
        For The Three- and Six Month Periods Ended June 30, 2005 and 2004

Note 1 - Basis of Presentation

      Pursuant to a recommendation of Nematron Corporation's Board of Directors and approval by its shareholders on January 13, 2004, on March 31, 2004 Nematron sold to NC Acquisition Corporation ("Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of Nematron's liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron's only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004 Nematron amended its Articles of Incorporation to change its name to Sandston Corporation (the "Company") and implemented a shareholder approved one-for-five reverse stock split of the Company's common stock, whereby every five issued and outstanding shares of the Company's common stock became one share. Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries, LLC ("Dorman Industries") for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company's Chairman of the Board, CEO and President following such stock purchase. By virtue of its purchase of common stock, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

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

      During the period prior to the Net Asset Sale, the Company owned the following wholly-owned subsidiaries: Nematron Limited, a United Kingdom corporation, Nematron Canada, Inc., a Canadian corporation, A-OK Controls Engineering, Inc. a Michigan corporation, and Optimation, Inc., an Alabama corporation (collectively, "Subsidiaries"). The assets and liabilities of the Subsidiaries were included in the Net Asset Sale described above, and since April 1, 2004, the Company has not had any ownership interest in the Subsidiaries or an ownership interest in any other entity.

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

      The results of the operations for the three- and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 - Earnings Per Share

      The weighted average shares outstanding used in computing basic loss per share for the three- and six-month periods ended June 30, 2005 and 2004 have been adjusted to give effect to the one-for-five reverse stock split discussed in Note 1. Pursuant to the terms of the agreements underlying the Net Asset Sale, all outstanding dilutive securities, including stock options, warrants and conversion rights under all employee and director option plans and various warrant and note agreements, were cancelled effective March 31, 2004 and are no longer outstanding.

Item 2. Management's Discussion and Analysis of Results of Operations

Three-Month Period Ended June 30, 2005 Compared with
Three-Month Period Ended June 30, 2004

Continuing Operations

      Readers should refer to a description of the Net Asset Sale described in
Note 1 to the condensed financial statements included in this Form 10-QSB. As described therein, the net assets and the industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004. Such operations are reflected in the Condensed Statements of Operations as losses from discontinued operations. Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the three month period ended June 30, 2005 and 2004 totaled $3,950 and $31,716, respectively. The decrease in expenses during the current period results primarily from a lower level of administrative activities in the current period.

Six-Month Period Ended June 30, 2005 Compared with
Six-Month Period Ended June 30, 2004

Continuing Operations

      Direct administrative expenses of the Company for the six month period ended June 30, 2005 and 2004 totaled $22,386 and $31,716, respectively. The decrease in expenses during the current period results primarily from a lower level of administrative activities in the current period.

Discontinued Operations

      The loss from discontinued operations for the six month period ended June 30, 2004 totaled $615,770. Revenues totaled $3,478,720 and costs and expenses exceeded that amount by the amount of the loss. As reflected above, the net assets and the industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004.

      The Purchaser of the net assets and the industrial controls businesses of the Company assumed all of the Company's liabilities and acquired all of its assets, except for $30,000 cash, as of March 31, 2004. The net liabilities assumed by the Purchaser exceeded the net assets acquired by the Purchaser by $3,789,352, and such amount has been reported as gain on sale of net assets of discontinued operations.

Liquidity and Capital Resources

      On March 31, 2004, the Company sold to NC Acquisition Corporation ("Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company's liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company's only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004, the Company amended its Articles of Incorporation to change its name to Sandston Corporation and implemented a shareholder approved one-for-five reverse stock split of the Company's common stock, whereby every five issued and outstanding shares became one share. Also, on April 1, 2004, the Company sold a total of 5,248,257 post-split shares to Dorman Industries for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company's Chairman of the Board, CEO and President following such stock purchase. By virtue of the purchase of the shares by Dorman Industries, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

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

Uncertainties Relating to Forward Looking Statements

      Parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "plans," "seeks," "will," "may," "should," "would," "projects," "predicts," "continues," and similar expressions or the negative of these terms constitute forward-looking statements that involve risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Such risks, uncertainties and changes in condition, significance, value and effect could cause the Company's actual results to differ materially from those anticipated events. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

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

            Based on his evaluation as of June 30, 2005, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)   Changes in internal controls.

            There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                  Sandston Corporation


August 12, 2005                   /s/ Daniel J. Dorman
-------------------               ----------------------------------------------
Date                              President, CEO and Principal Financial Officer

                                INDEX TO EXHIBITS

Exhibit Number                        Description of Exhibit
--------------                        ----------------------

   31.0 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.0 Certification of President, CEO (Principal Executive Officer) and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002