Form 10QSB
period 2005-09-30
SANDSTON CORP
filed 2005-11-10
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ YES ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
No par value Common Stock: 8,396,981 outstanding as of November 9, 2005

Transitional Small Business Disclosure Format:  ☐ YES ☒ NO

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation
Condensed Balance Sheet
September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash	$15,861	$42,286
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,206	$9,872
Accrued expenses	3,000	2,000
Total current liabilities	14,206	11,872
Stockholders’ equity:
Common stock, no par value, 30,000,000 shares authorized, 8,396,981 shares outstanding	33,679,784	33,679,784
Accumulated deficit	(33,678,129)	(36,649,370)
Total shareholders’ equity	1,655	30,414

Total liabilities and shareholders’ equity	$15,861	$42,286

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Nine-Month Periods Ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-
General and administrative expenses	6,373	8,712	28,759	40,428

Operating loss from continuing operations	(6,373)	(8,712)	(28,759)	(40,428)
Income taxes	-	-	-	-
Loss from continuing operations	(6,373)	(8,712)	(28,759)	(40,428)
Discontinued operations (Note 1):
Loss from discontinued operations	-	-	-	(615,770)
Gain on sale of net assets of discontinued operations	-	-	-	3,789,352
Income from discontinued operations	-	-	-	3,173,582
Net income (loss)	$(6,373)	$(8,712)	$(28,759)	$3,133,154
Per share amounts - basic and diluted (Note 2):
Continuing operations	$-	$-	$-	$(0.01)
Discontinued operations	$-	$-	$-	$0.48
Weighted average shares outstanding (Note 2):
Basic and diluted	8,396,981	8,396,981	8,396,981	6,647,732

Sandston Corporation
Condensed Statements of Comprehensive Income (Loss)
For The Three- and Nine-Month Periods Ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(6,373)	$(8,712)	$(28,759)	$3,133,154
Other comprehensive income - equity adjustment from foreign translation	-	-	-	64,757
Comprehensive income (loss)	$(6,373)	$(8,712)	$(22,759)	$3,197,911

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For The Nine-Month Periods Ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(28,759)	$3,133,154
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Gain on sale of net assets of discontinued operations	-	(3,789,352)
Operating cash flows from discontinued operations	-	493,219
Changes in assets and liabilities that provided cash:
Accounts payable	1,334	10,631
Accrued expenses	1,000	-
Net cash used in operating activities	(26,425)	(152,348)
Cash flows from investing activities:
Investing cash flows used in discontinued operations	-	(230,230)
Net cash used in investing activities	-	(230,230)
Cash flows from financing activities:
Issuance of common stock (Note 1)	-	50,000
Financing cash flows from discontinued operations	-	188,934
Net cash provided by financing activities	-	238,934
Foreign currency translation effect - discontinued operations	-	(13,292)
Net decrease in cash and cash equivalents	(26,425)	(156,936)
Cash at beginning of period	42,286	207,139
Cash at end of period	$15,861	$50,203
Supplemental disclosures of cash flow information:
Cash paid for interest by discontinued operations	-	$202,566
Cash paid for income taxes	-	-
Non-cash financing and investing activities:
Disposal of net assets of discontinued operations:
Sales price - liabilities assumed		$13,485,268
Cash sold		(198,664)
All other assets sold		(9,497,252)
Gain on sale of assets and liabilities		$3,789,352

See notes to condensed financial statements.

Sandston Corporation
Notes To Consolidated Condensed Financial Statements
For The Three- and Nine Month Periods Ended September 30, 2005 and 2004

Note 1 - Basis of Presentation

Pursuant to a recommendation of Nematron Corporation’s Board of Directors and approval by its shareholders on January 13, 2004, on March 31, 2004 Nematron sold to NC Acquisition Corporation ("Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of Nematron’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron’s only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004 Nematron amended its Articles of Incorporation to change its name to Sandston Corporation (the “Company”) and implemented a shareholder approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share. Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company’s Chairman of the Board, CEO and President following such stock purchase. By virtue of its purchase of common stock, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

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

During the period prior to the Net Asset Sale, the Company had wholly-owned subsidiaries in the United Kingdom, Canada, Michigan and Alabama. The assets and liabilities of these subsidiaries were included in the Net Asset Sale described above, and since April 1, 2004, the Company has not had any ownership interest in these subsidiaries or an ownership interest in any other entity.

The accompanying consolidated financial statements include the accounts of Sandston Corporation (formerly Nematron Corporation) and its Subsidiaries (prior to the Net Asset Sale). All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-KSB.

The results of the operations for the three- and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 - Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and nine-month periods ended September 30, 2005 and 2004 have been adjusted to give effect to the one-for-five reverse stock split discussed in Note 1. Pursuant to the terms of the agreements underlying the Net Asset Sale, all outstanding dilutive securities, including stock options, warrants and conversion rights under all employee and director option plans and various warrant and note agreements, were cancelled effective March 31, 2004 and are no longer outstanding.

Item 2. Management's Discussion and Analysis of Results of Operations

Three-Month Period Ended September 30, 2005 Compared with
Three-Month Period Ended September 30, 2004

Continuing Operations
Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-QSB. As described therein, the net assets and the industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004. Such operations are reflected in the Condensed Statements of Operations as losses from discontinued operations. Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the three month period ended September 30, 2005 and 2004 totaled $6,373 and $8,712, respectively. The decrease in expenses during the current period results primarily from a lower level of administrative activities in the current period.

Nine-Month Period Ended September 30, 2005 Compared with
Nine-Month Period Ended September 30, 2004

Continuing Operations
Direct administrative expenses of the Company for the nine-month period ended September 30, 2005 and 2004 totaled $28,759 and $40,428, respectively. The decrease in expenses during the current period results primarily from a lower level of administrative activities in the current period.

Discontinued Operations
The loss from discontinued operations for the nine-month period ended September 30, 2004 totaled $615,770. Revenues totaled $3,478,720 and costs and expenses exceeded that amount by the amount of the loss. As reflected above, the net assets and the industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004.

The Purchaser of the net assets and the industrial controls businesses of the Company assumed all of the Company’s liabilities and acquired all of its assets, except for $30,000 cash, as of March 31, 2004. The net liabilities assumed by the Purchaser exceeded the net assets acquired by the Purchaser by $3,789,352, and such amount has been reported as gain on sale of net assets of discontinued operations.

Liquidity and Capital Resources

On March 31, 2004, the Company sold to NC Acquisition Corporation ("Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004, the Company amended its Articles of Incorporation to change its name to Sandston Corporation and implemented a shareholder approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares became one share. Also, on April 1, 2004, the Company sold a total of 5,248,257 post-split shares to Dorman Industries for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company’s Chairman of the Board, CEO and President following such stock purchase. By virtue of the purchase of the shares by Dorman Industries, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

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

The Company is funding its current operating expenses with cash retained from the Net Asset Sale and from cash generated by the sale of additional shares of common stock to Dorman Industries. Additionally, the Company may have to obtain additional funding to pay its continuing administrative expenses if the timing of its initial merger or acquisition of a business or assets, if any, is delayed beyond the second quarter of 2006. There can be no assurance that such funding would be available from any party at such time. While it is the Company’s objective to ultimately be able to use the securities of the Company as a currency in the acquisition of portfolio businesses, it is clear that the initial acquisitions of portfolio businesses will require the Company to be infused with capital thereby diluting the Company's shareholders, including Dorman Industries, to the extent that it does not participate in the capital infusion.

Uncertainties Relating to Forward Looking Statements

Parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "plans," "seeks," "will," "may," "should," "would," "projects," "predicts," "continues," and similar expressions or the negative of these terms constitute forward-looking statements that involve risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed in the section entitled "Risk Factors" contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Such risks, uncertainties and changes in condition, significance, value and effect could cause the Company's actual results to differ materially from those anticipated events. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Risks and uncertainties may include the following:
  The inability of the Company to successfully implement its strategy;
  The potential inability of the Company to locate potential businesses and to negotiate the closing of identified businesses so as they become businesses of the Company;
  Unforeseen increases in operating expenses;
  The inability to attract or retain management, sales and/or engineering talent for any acquired business;
  The inability to continue financing the administrative expenses of the Company out of available funds and the inability to raise additional funds to cover any shortfall.
Item 3. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.
Based on his evaluation as of September 30, 2005, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)   Changes in internal controls.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

Date: November 9, 2005	By:	/s/ Daniel J. Dorman
President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.0	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of President, CEO (Principal Executive Officer) and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002