Form 10KSB
period 2005-12-31
SANDSTON CORP
filed 2006-03-30
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Excahnge Act ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act)
☒ Yes ☐ No

Issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of the voting stock held by non-affiliates as of March 22, 2006, computed by reference to the closing price of such stock on such date as quoted on the OTCBB, was approximately $462,000. For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 22, 2006 was 8,396,981.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT ☐ Yes ☒ No

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I
Item 1.   Description of Business.

This item contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed below and in Part II, Item 6 “Management’s Discussion and Analysis or Plan of Operation - Uncertainties Relating to Forward Looking Statements.”

Corporate History and Overview of Plans Subsequent to Date of Filing Form 10-KSB

Prior to April 1, 2004, Sandston Corporation was named Nematron Corporation (“Nematron” or the “Company”), which was incorporated in Michigan in October 1983. In 1986, Nematron became a wholly owned subsidiary of Interface Systems, Inc. ("Interface"). On February 26, 1993, Nematron became an independent publicly-traded company as a result of a spin-off from Interface, which was effected by the distribution of 100% of the shares of Nematron on a pro rata basis to Interface's shareholders. Between the years 1995 and 2001, Nematron acquired six closely held software development companies, including A-OK Controls Engineering, Inc. (“A-OK Controls”) in 2000 and Optimation, Inc. (“Optimation”) in 2001. A-OK Controls is a Michigan-based company that provides control systems design and integration services to the industrial controls marketplace, and Optimation is an Alabama-based company that develops, produces and markets industrial communications and display products for industrial automation.

On January 13, 2004, Nematron’s shareholders, at its annual meeting, approved several proposals, including proposals to:

•	Sell substantially all of Nematron’s assets and liabilities (the “Net Asset Sale”) to NC Acquisition Corporation ("Purchaser"), whose owners were Nematron’s senior and subordinated debt holders;

•	Approve a five-for-one reverse stock split with respect to Nematron’s Common Stock and an amendment to Nematron’s Amended and Restated Articles of Incorporation to effect the reverse stock split;

•
Approve the purchase of 5,248,257 shares of Nematron’s Common Stock by Dorman Industries, LLC, a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman (“Dorman Industries”), which would result in Dorman Industries owning, on a fully diluted basis, approximately 62.5% of the outstanding Common Stock; and

•	Amend Nematron’s Articles of Incorporation to change Nematron’s name to Sandston Corporation.

Pursuant to a recommendation of Nematron Corporation's Board of Directors and approval by its shareholders on January 13, 2004, on March 31,2004 Nematron sold to the Purchaser all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of Nematron’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron’s only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004 Nematron amended its Articles of Incorporation to change its name to Sandston Corporation (the "Company") and implement the shareholder-approved five-for-one reverse stock split of Nematron's Common Stock, whereby every five issued and outstanding shares of Nematron's Common Stock became one share. Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries for $50,000. Mr. Daniel J. Dorman became the Company’s new Chairman of the Board, Chief Executive Officer, President and Principal Accounting Officer. Pursuant to its purchase of 5,248,257 post-split shares, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

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

The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies. The Company expects to target companies in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $10 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance. The Company has yet to acquire, or enter into an agreement to acquire, any company or business operations.

The Company's principal executive offices are located at 40950 Woodward Avenue, Suite 304, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 723-3007.

General Overview

The business of the Company since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. There have been no revenue generating activities since April 1, 2004. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $36,798 and $49,586 for the year ended December 31, 2005 and the nine month period ended December 31, 2004, respectively.

The former business of Nematron was the design, manufacture and marketing of factory automation products, including computer hardware and software products. Its industrial computers and terminals were labeled Industrial Control ComputersTM (“ICCs”) and Industrial WorkstationsTM (“IWSs”), which are "ruggedized" computers with built-in displays, keyboards or other forms of operator interface used by operators in industrial processing and in factory floor environments to monitor and control machine and cell level operations. Nematron’s software products were sold to industrial users for direct machine control, supervisory control, operator interface and data acquisition and transmission.

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

Item 3.  Legal Proceedings

On March 31, 2004, Nematron entered into an Asset Purchase Agreement with NC Acquisition Corp., pursuant to which NC Acquisition Corp. acquired all of Nematron’s assets and assumed all of Nematron’s liabilities existing as of that date. In addition, under the Asset Purchase Agreement, NC Acquisition Corp. agreed to assume and indemnify and hold us harmless of and from any and all liabilities “of any kind, fixed or contingent, known or unknown, matured or unmatured, liquidated or unliquidated, secured or unsecured” arising prior to the date of the Asset Purchase Agreement.

According to recently filed court documents described below, however, on November 6, 2002, the Official Receiver in the bankruptcy of Nematron Europe, B.V., a Dutch company (the “Judgment Creditor”), obtained a default judgment in the amount of approximately the equivalent of $200,000, plus statutory interest, from the District Court (Third Single-Judge Division) in Amsterdam, The Netherlands against Nematron, relating to certain debts allegedly owed by Nematron to the Judgment Creditor dating back to 1996. None of our current officers or directors knew about the claim or the litigation at the time they became officers and directors.

On March 15, 2005, Judgment Creditor instituted an action against us in Washtenaw Circuit Court in the state of Michigan to enter the foreign default judgment issued by the court in Amsterdam. We notified the NC Acquisition Corp. and its owners of this action and demanded that it comply with its obligation to pay the claim, but it has not yet done so. The Judgment Creditor later added NC Acquisition Corp., as well its affiliate, Nemaco, Inc., as an additional defendant in the Michigan action.

At the present time, based on the Asset Purchase Agreement provisions described above, in addition to the substantive merits of the claim, we believe we have no liability in this case, and have made it clear to the Judgment Creditor that we do not intend to pay any amount to settle this claim, as NC Acquisition Corp. and its successors in interest and owners are responsible for the entire matter. We are waiting for a response from NC Acquisition Corp. We intend to vigorously defend ourselves in this action and to enforce our rights against NC Acquisition Corp.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock has been listed on the OTC Bulletin Board (the “OTCBB”) under the symbol SDON since April 1, 2004, and was listed on the OTCBB under the symbol NMNN from January 15, 2004 to March 31, 2004. From November 22, 1999 through January 14, 2004, the Company’s Common Stock was listed on The American Stock Exchange (the “AMEX”) under the symbol NMN. The following table sets forth the closing price on the AMEX for all periods indicated prior to January 15, 2004 and the high and low bid prices as reported on the OTCBB for all periods subsequent to January 14, 2004. The latter quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

2005	High	Low
First Quarter	$0.14	$0.11
Second Quarter	0.14	0.10
Third Quarter	0.14	0.05
Fourth Quarter	0.06	0.04

2004	High	Low
First Quarter	$0.25	$0.07
Second Quarter	0.51	0.08
Third Quarter	0.23	0.10
Fourth Quarter	0.13	0.07

There are approximately 200 holders of record of the Company's Common Stock as of March 22, 2006.

The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

Following the Net Asset Sale, on April 1, 2004 the Company sold a total of 5,248,257 post-split shares to Dorman Industries for $50,000. The Company issued no other shares of its Common Stock during the two years ended December 31, 2005.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities:

None

Purchases of Equity Securities by the Issuers:

None

Item 6.   Management’s Discussion and Analysis or Plan of Operations

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

Statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” “may,” “should,” “would,” “projects,” “predicts,” “continues,” and similar expressions or the negative of these terms constitute forward-looking statements that involve risks and uncertainties.

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

Overview

Following the Net Asset Sale on March 31, 2004, the Company became a public shell with no revenue generating activities. The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned entities and business operations. The Company expects to target entities and business operations in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $10 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance. The Company has yet to acquire, or enter into an agreement to acquire, any entity or business operations.

Results of Operations - Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Continuing Operations

The business of Sandston since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. There have been no revenue generating activities since April 1, 2004. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the year ended December 31, 2005 totaled $36,798, a derease of $12,788, or 25.8%, compared to $49,586 incurred in the nine-month period ended December 31, 2004. The decrease is due primarily to fewer administrative services required in the current period compared to the year earlier period.

Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Continuing Operations

The business of Sandston in the nine month period ended December 31, 2004 included only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. There were no revenue generating activities in the nine month period ended December 31, 2004, and the Company had no employees during that period. Direct administrative expenses of the Company for the period ended December 31, 2004 totaled $49,586.

Discontinued Operations

Net Revenues

Net revenues decreased to $3,479,000 in 2004 compared to $13,537,000 in 2003. This represents a decrease of $10,058,000, or 74.3%, compared to the 2003 level. The substantial decrease is attributable to the Net Asset Sale, which occurred at the end of the first quarter of 2004 and reduced the number of months of business operations in 2004 to three months from twelve months in 2003.

Cost of Revenues

Cost of revenues decreased to 76.5% of revenues in 2004 compared 76.8% in 2003. The decrease in cost of sales percentage in 2004 compared to 2003 resulted primarily from a shift in product mix and is attributable to the Net Asset Sale, which occurred at the end of the firs t quarter of 2004 and reduced the number of months of business operations in 2004 to three months from 12 months in 2003.

Operating Expenses

Software product development expenditures and selling, general and administrative expenses decreased by $3,543,000 to $1,197,000 in 2004 compared to $4,740,000 in 2003. This represents a decrease of 74.7% from the 2003 level and is attributable to the Net Asset Sale, which occurred at the end of the first quarter of 2004 and reduced the number of months of business operations in 2004 to three months from twelve months in 2003.

Other Expense, Primarily Interest

Other expenses decreased to $235,000 in 2004 compared to $1,330,000 in 2003. This represents a decrease of 82.3% from the 2003 level and is attributable to the Net Asset Sale, which occurred at the end of the first quarter of 2004 and reduced the number of months of business operations in 2004 to three months from three months in 2003.

Liquidity and Capital Resources

Primary sources of liquidity are cash balances that have been used to pay administrative expenses since the April 1, 2004 Net Asset Sale. Following the Net Asset Sale, the Company became what is commonly known as a “public shell.” The Company intends to use its “public shell” as a platform to build long-term shareholder value by acquiring and/or investing in, and operating strategically positioned companies. No assurances can be given that the Company will be successful in connection with its future plans.

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

The Company became a "public shell" corporation on April 1, 2004 following the Net Asset Sale and since that date its financial activities have been limited to incurring certain administrative activities related to incurring expenditures for accounting, legal, filing, printing, office and auditing services exclusively from unrelated third parties. These expenditures have been paid with the $30,000 cash retained from the businesses that were sold and from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries. As reflected in the accompanying balance sheet, cash totals $10,654 and accounts payable and accrued expenses total $17,038. Based on such balances and management’s forecast of activity levels while it remains a “pubic shell” corporation, and based upon the fact that the Company has not identified as yet potential acquisition candidates, the present cash balance will not be sufficient to pay its current liabilities and its administrative costs projected to be incurred in the next twelve months. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 62.5% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms.

Uncertainties Relating to Forward Looking Statements

"Item 6. Management's Discussion and Analysis or Plan of Operation" and other parts of this Form 10-KSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

▪	Uncertainties discussed elsewhere in “Management's Discussion and Analysis or Plan of Operations” and in “Description of Business” above;

▪	The potential inability of the Company to locate potential businesses and to negotiate the closing of identified businesses so as they become businesses of the Company;

▪	Unforeseen increases in operating expenses;

▪	The inability to attract or retain management, sales and/or engineering talent for any acquired business;

▪	The inability to continue financing the administrative expenses of the Company out of available funds and the inability to raise additional funds to cover any shortfall.

Item 7.   Financial Statements

The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1) of the separate financial section which follows this report, and are incorporated herein by reference.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

The Company’s former independent accountants, Grant Thornton LLP, provided audit and other services during the years ended December 31, 2003 and 2004. Following the Net Asset Sale, Grant Thornton resigned as the Company’s independent accountants effective May 18, 2004. The Company’s new independent accountants, Plante & Moran PLLC, were engaged effective July 16, 2004. There were no disagreements with Plante & Moran PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

During the Registrant's two most recent years and the subsequent interim period through May 17, 2004, (i) there were no disagreements between the Registrant and Grant Thornton on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Grant Thornton would have caused Grant Thornton to make reference thereto in their report on the financial statements for such fiscal years, and (ii) there were no reportable events as defined in Regulation S-K Item 304 (a)(1)(v), except as follows:

In connection with its audit of the Registrant's consolidated financial statements for the year ended December 31, 2003, Grant Thornton, the Registrant's independent accountants, advised the Audit Committee and management of a deficiency involving internal control that Grant Thornton considered to be a reportable condition under standards established by the American Institute of Certified Public Accountants. Grant Thornton reported that during 2003 an error was made in the application of Emerging Issues Task Force Consensus 00-27, "Application of Issue No. 98-5 to certain Convertible Instruments" ("EITF 00-27") in the determination of the value of the beneficial conversion features connected with the issuance of convertible securities with detachable warrants, which resulted in an audit adjustment increasing interest expense and common stock by $286,498. This is a complex area of accounting involving the computation of intrinsic values inherent in relative values of the instruments.

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

In connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2003, Grant Thornton LLP ("Grant Thornton"), the Company's independent registered public accounting firm, advised the Audit Committee and management of a deficiency involving internal control that Grant Thornton considered to be a reportable condition under standards established by the American Institute of Certified Public Accountants. Grant Thornton reported that during 2003 an error was made in the application of Emerging Issues Task Force Consensus 00-27, "Application of Issue No. 98-5 to certain Convertible Instruments" ("EITF 00-27") in the determination of the value of the beneficial conversion features connected with the issuance of convertible securities with detachable warrants, which resulted in an audit adjustment increasing interest expense and common stock by $286,000. This is a complex area of accounting involving the computation of intrinsic values inherent in relative values of the instruments. The Company considered this matter in connection with the preparation of the December 31, 2003 consolidated financial statements and recorded the adjustment proposed by Grant Thornton. The Company also determined that the financial statements of quarterly periods within the year ended December 31, 2003, as previously reported on Forms 10-QSB, were not affected by this misapplication of EITF 00-27. The businesses giving rise to the transactions cited by Grant Thornton were sold on March 31, 2004.

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

Item 8B. Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors of the Company

Certain information relating to the persons who are the directors of the Company is set forth below.

Name	Age	Principal Occupation	Director Since	Term Expires

Daniel J. Dorman	43	President of Dorman Industries, LLC, a company that owns 62.5% of the outstanding Common Stock of the Company	2004	2007
Lawrence J. DeFiore	45	CPA and shareholder of De Fiore & Hallmann, P.C., a public accounting firm	2004	2007

Daniel J. Dorman was appointed to the Board of Directors in April 2004 upon the purchase by Dorman Industries, LLC purchase of 62.5% of the outstanding Common Stock of the Company. Mr. Dorman is the founder of Dorman Industrie,s LLC, which he founded in 2004 to hold interests in several operating companies, and he has served as its President since its inception. Daniel J. Dorman has been the President of D.J. Dorman & Co., Inc.
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

Lawrence J. DeFiore was appointed to the Board of Directors in April 2004 upon the purchase by Dorman Industries, LLC of 62.5% of the outstanding Common Stock of the Company. Mr. De Fiore has been a CPA for over 19 years and is currently a shareholder and officer of the CPA firm of De Fiore & Hallmann, P.C. In addition, Mr. De Fiore is a managing member of Spalding Capital, LLC, and serves on the board of a private equity fund. Mr. De Fiore has been active in over fifty transactions involving acquisitions and private investment as a principal and as a senior advisor to various Midwest based institutions and private families. Mr. De Fiore has extensive investment experience in financial due diligence, business valuation, ongoing portfolio management and strategic alliances. Mr. De Fiore is licensed as a CPA in the state of Michigan.

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

Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2005, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

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

The Sarbanes-Oxley Act and related rules adopted by the SEC require publicly traded companies to disclose whether they have adopted a code of ethics that applies to a company's principal executive officer, principal financial officer and principal accounting officer or controller, or person's performing similar functions. The rules also define what constitutes a code of ethics. Because the Company does not currently have an material business operations, the Company has not yet adopted a code of ethics that meets the SEC's rules.

Item 10 Executive Compensation

Summary

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to the Company’s Executive Officer (the “Named Executive”).

SUMMARY COMPENSATION TABLE

Name and Principal	Annual Compensation		Long Term Compensation Awards		All Other Compensation
Occupation	Year	Salary ($)	Bonus ($)	Options (#)	($) (1)

Daniel J. Dorman,	2005	$-0-	$-0-	-0-	$-0-
President and Chief	2004	$-0-	$-0-	-0-	$-0-
Executive Officer	2003	Not applicable	Not applicable	Not applicable	Not applicable

Options

The following table sets forth information concerning options granted to the Named Executive in the year ended December 31, 2005.

OPTION GRANTS IN LAST FISCAL YEAR

  Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted To Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Daniel J. Dorman	-0-	-0-%	---	---

The Named Executive did not exercise any options in the year ended December 31, 2005. The following table provides information with respect to unexercised options held by the Named Executive as of December 31, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End (#)		Value of Unexercised In-the-Money Options at Year End ($) (1)
Name	Exercisable (1)	Unexercisable	Exercisable	Unexercisable
Daniel J. Dorman	-0-	-0-	$ -0-	$ -0-

(1)
Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the OTCBB at the end of 2004 and the option exercise price.

Employment Agreement

The Named Executive does not have an employment agreement with the Company.

Compensation of Directors

Each director who is not an officer or employee of the Company is eligible to receive for his services such a fee of $1,000 per meeting attended and $500 for each committee meeting attended. Committee chairs receive an additional $250 for each committee meeting. The directors waived the director fees for meetings held during quarterly periods during which the Company reported a loss from operations, which were all quarters of the last two years. Directors who are officers or employees of the Company receive no additional compensation for their service as a director, although they are reimbursed for their reasonable travel expenses when meetings are held in a location other than the metropolitan area in which they reside.

Long-Term Incentive Plan

The Company's Long-Term Incentive Plan (the “Incentive Plan"), adopted in April 1999, provides for the granting of awards to purchase a total of 250,000 shares of common stock to key employees and others. Awards may be made by the Compensation Committee of the Board of Directors in the form of incentive stock options, non-qualified stock options, restricted stock or performance shares, provided that the Committee may not grant options to any salaried employee during any three-year period to purchase more than 100,000 shares.

The exercise price for each option granted under the Incentive Plan cannot be less than the fair market value of the common stock on the date of the grant. The Incentive Plan’s Committee has latitude in setting the vesting and exercise periods, but generally the options vest over a three-year period and had a ten-year term.

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004, and there are no outstanding options as of December 31, 2005 or 2004.

Item 11 . Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2005 with respect to the beneficial ownership of Common Stock by current directors, each executive officer named in the Summary Compensation Table under “Executive Compensation”, all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding Common Stock (each, a “5% Owner”). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

The share information included in the following table has been adjusted for the five-for-one reverse stock split approved by the shareholders at the Annual Meeting of Shareholders held on January 13, 2004.

	Number of Shares
Name	Beneficially Owned	Percent of Class (2)

Directors and Management:
Daniel J. Dorman (1)	5,248,257	62.50%
Lawrence J. DeFiore	-0-	0.00%
All directors and executive
officers as group (2 persons)	5,248,257	62.50%

5% Owners:
Daniel J. Dorman (1)	5,248,257	62.50%

(1) The shares shown in the table for Mr. Dorman represent those shares purchased on April 1, 2004 by Dorman Industries, LLC, an entity owned by Mr. Dorman.

(2) The number of shares and percentages were determined as of December 31, 2005. At that date 8,396,981 shares of stock were outstanding. There were no outstanding common stock equivalents at that date or subsequent thereto to the date of this filing.

Item 12. Certain Relationships and Related Transactions

Three former directors, Mr. Hugo Braun, Mr. Joseph Fitzsimmons and Mr. Ronald Causley, had purchased certain subordinated promissory notes totaling $750,000 and warrants from the Company during the periods March 2001 through April 2003. Mr. Braun had also, through an affiliated entity, advanced the Company approximately $3,112,000 as of December 31, 2003 under a credit agreement. Additionally, the Company owed Mr. Causley approximately $351,000 representing the unpaid portion of the purchase price of A-OK Controls Engineering that the Company purchased from Mr. Causley, its sole shareholder, in June 2000. Mr. Causley also leased certain facilities to the Company from July 2000 through March 31, 2004, and such lease expense totaled approximately $133,000 for the three months ended March 31, 2004. As a result of the Net Asset Sale on March 31, 2004, the Purchaser assumed all of the debt and accrued interest thereon, as well as the lease obligations and past due lease amounts. During the three months ended March 31, 2004, the Company incurred approximately $140,000 of interest expense on the debt referred to above. The lease expense and the interest expense referred to above are included in the loss from discontinued operations in 2004.

Item 13. Exhibits and Reports on Form 8-K.

(a)
The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section, which follows the financial section of this report) and are incorporated herein by reference.

(b)	The Company did not file any current reports on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company’s former independent accountants, Grant Thornton LLP, provided audit and other services during the year ended December 31, 2004. Following the Net Asset Sale, Grant Thornton resigned as the Company’s independent accountants on May 18, 2004. The Company’s new independent accountants, Plante & Moran PLLC, were engaged effective July 16, 2004. Fees paid to the former and current auditors during 2004 and 2005 are as follows:

	Grant Thornton LLP	Plante & Moran PLLC

	2004	2005	2004
Audit Fees	$-0-	$15,295	$6,275
Audit Related Fees	5,000	-0-	-0-
Tax Fees	-0-	4,500	-0-
All Other Fees	-0-	-0-	-0-

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit Related Fees. This category includes the fees paid to Grant Thornton to audit the Company’s 401(k) Plan for the year ended December 31, 2003.

Tax Fees. This category includes fees billed by Plante & Moran PLLC to prepare the Company’s federal and state income tax returns for the year ended December 31, 2004.

All Other Fees. There were no other fees paid.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before independent auditors are engaged by the Company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be approved by the Company's audit committee, or the Company’s Board of Directors or entered into pursuant to pre-approval policies and procedures established by the audit committee or the board of directors, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

The Company’s audit committee during 2003 and 2004 (prior to March 31, 2004) considered the nature and amount of the fees billed by Grant Thornton LLP, and believed that the provision of the services for activities unrelated to the 2003 audit was compatible with maintaining Grant Thornton LLP's independence. Following the Net Asset Sale on March 31, 2004, the then audit committee was disbanded. Since that time the Board of Directors of the Company has fulfilled the functions of the audit committee. The newly constituted Board of Directors engaged the firm of Plante & Moran LLC on July 16, 2004 to perform quarterly reviews beginning with the quarter ended June 30, 2004 and the annual audits beginning with the year ended December 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Sandston Corporation

By:	/s/ Daniel J. Dorman	Dated: March 22, 2006
Daniel J. Dorman, President and CEO
and Principal Financial Officer

By:	/s/ Laurence J. De Fiore	Dated: March 22, 2006
Lawrence J. De Fiore, Director

INDEX TO EXHIBITS

Exhibit
Number     Description of Exhibit

3.01	Amended and Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant's Form 10-QSB for thequarterly period ended September 30, 1999 and incorporated herein by reference.

3.01	Amended and Restated Bylaws, as amended, filed as Exhibit 3.02 to the Registrant's Form 10-KSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.01	Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.

23.01	Consent of Plante & Moran*

31.01	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).*

31.02	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

Management contracts and compensatory plans or arrangements:

The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

10.01	Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.

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

December 31, 2005 and 2004

SANDSTON CORPORATION

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors
Sandston Corporation:

We have audited the accompanying balance sheet of Sandston Corporation as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandston Corporation as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC
March 22, 2006
Auburn Hills, Michigan

Sandston Corporation
Balance Sheet
December 31, 2005

Assets

Current assets- cash	$10,654

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$14,038
Accrued liabilities	3,000
Total current liabilities	17,038
Deficit in stockholders' equity:
Common stock, no par value; 30,000,000 shares authorized; 8,396,981 shares outstanding	33,679,784
Accumulated deficit	(33,686,168)
Total deficit in stockholders' equity	(6,384)

Total liabilities and deficit in stockholders' equity	$10,654

See accompanying notes to financial statements.

Sandston Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2005 and 2004

	Year Ended December 31,
	2004	2005

Net revenues	$-	$-

General and administrative expenses	36,798	49,586

Operating loss from continuing operations	(36,798)	(49,586)
Income taxes	-	-
Loss from continuing operations	(36,798)	(49,586)
Discontinued operations (Note 3):
Loss from operations of discontinued operations	-	(615,770)
Gain on sale of discontinued operations	-	3,789,352

Income (loss) from discontinued operations	-	3,173,582

Net income (loss)	$(36,798)	$3,123,996

Loss per share - basic and diluted (Note 5):
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	$-	$0.45

See accompanying notes to financial statements.

Sandston Corporation
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2005 and 2004

			Accumulated
			Comprehensive
	Common Stock		Income (Loss)	Accumulated
	Shares	Amount	Adjustment	Deficit	Total

Balance, January 1, 2004	3,148,724	$33,629,784	$(64,757)	$(36,773,366)	$(3,208,339)

Issuance of common stock (Note 1)	5,248,257	50,000			50,000
Comprehensive income:
Net income for the year ended December 31, 2004				3,123,996	3,123,996
Foreign currency translation adjustment			64,757		64,757
Total comprehensive income					3,188,753

Balance, December 31, 2004	8,396,981	33,679,784	-	(33,649,370)	30,414

Net loss for the year ended December 31, 2005				(36,798)	(36,798)

Balance, December 31, 2005	8,396,981	$33,679,784	$-	$(33,649,370)	$(6,384)

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(36,798)	$3,123,996
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Gain on disposal of net assets of discontinued operations	-	(3,789,352)
Net change in operating assets of discontinued operations	-	493,219
Change in current assets and liabilities that provided cash:
Accounts payable	4,166	9,872
Accrued liabilities	1,000	2,000
Net cash used in operating activities	(31,632)	(160,265)

Cash flows from investing activities:
Net investing cash flows used in discontinued operations	-	(230,230)
Net cash used in investing activities	-	(230,230)

Cash flows from financing activities:
Issuance of common stock	-	50,000
Net financing cash flows from discontinued operations	-	188,934
Net cash provided by financing activities	-	238,934

Foreign currency translation - discontinued operations	-	(13,292)

Net decrease in cash and cash equivalents	(31,632)	(164,853)
Cash at beginning of year	42,286	207,139
Cash at end of year	$10,654	$42,286

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest by discontinued operations	$-	$202,566
Cash paid for income taxes	-	-

Non-cash financing and investing activities:
Disposal of net assets of discontinued operations:
Sales price - liabilities assumed		$13,485,268
Cash transferred		(198,664)
All other assets sold		(9,497,252)

Gain on sale of assets and liabilities		$3,789,352

See accompanying notes to financial statements.

Sandston Corporation
Notes to Financial Statements
December 31, 2005 and 2004

(1)      Basis of Presentation and Business

Pursuant to a recommendation of the Company’s Board of Directors and approval by its shareholders on January 13, 2004, on March 31, 2004 the Company sold to NC Acquisition Corporation (the "Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash and it had no liabilities. On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the “Company”) and to implement a shareholder approved five-for-one reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share. On April 1, 2004 the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s new Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries owns 62.5% of the outstanding common stock of the Company.

Effective April 1, 2004, the Company became a "public shell" corporation.

The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies. The Company expects to target companies in several industry groups. The targeted companies are generally expected to have the following characteristics: sales volume of between $10 million and $250 million; value added manufacturing, distribution and business services; fragmented industries; experienced management; and consistent historical financial performance. The Company has yet to acquire, or enter into an agreement to acquire, any company.

During the period prior to the Net Asset Sale, the Company owned the following wholly-owned subsidiaries: Nematron Limited, a United Kingdom corporation, Nematron Canada, Inc., a Canadian corporation, A-OK Controls Engineering, Inc. a Michigan corporation, and Optimation, Inc., an Alabama corporation (collectively, “Subsidiaries”). All of the common stock of these Subsidiaries were included in the Net Asset Sale described above, and after the Net Asset Sale the Company no longer has any subsidiaries. During the period prior to the Net Asset Sale, the Company’s businesses included 1) the design, manufacture, and marketing of environmentally ruggedized computers and computer displays known as industrial workstations; 2) the design, development and marketing of software for worldwide use in factory automation and control and in test and measurement environments; and 3) providing application engineering support to customers of its own and third parties’ products. These businesses were sold on March 31, 2004 to the Purchaser, and such businesses are referred to in the financial statements as “discontinued operations.”

Liquidity and Management Plans

The Company became a "public shell" corporation on April 1, 2005 following the Net Asset Sale and since that date its financial activities have been limited to incurring certain administrative activities related to incurring expenditures for accounting, legal, filing, printing, office and auditing services exclusively from unrelated third parties. These expenditures have been paid with the $30,000 cash retained from the businesses that were sold and from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries. As reflected in the accompanying balance sheet, cash totals $10,654 and accounts payable and accrued expenses total $17,038. Based on such balances and management’s forecast of activity levels while it remains a “pubic shell” corporation, and based upon the fact that the Company has not identified as yet potential acquisition candidates, the present cash balance will not be sufficient to pay its current liabilities and its administrative costs projected to be incurred in the next twelve months. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 62.5% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms.

Sandston Corporation
Notes to Financial Statements
December 31, 2005 and 2004

(2)	Summary of Accounting Principles

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and, prior to the Net Asset Sale, its wholly owned subsidiaries described in Note 1. All significant intercompany transactions and balances have been eliminated in consolidation.

Stock Option Plans

Prior to the March 31, 2004 Net Asset Sale, the Company had issued certain options under its stock-based compensation plans, which are described more fully in Note 6. The Company accounted for those option grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in operations, as all option grants under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation to stock-based compensation, the effect on net loss from discontinued operations and loss per share from discontinued operations in 2004 would have been the same as reported in the statement of operations.

No options were granted in 2004 or 2005

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

Income (Loss) Per Share

The Company’s Board of Directors and shareholders approved a five-for-one reverse stock split with respect to the Company’s common stock and an enabling amendment to the Company’s Amended and Restated Articles of Incorporation. The date of record for the five-for-one reverse stock split was April 1, 2004. All share and per share amounts reflected on the accompanying statement of operations gives effect to the five-for-one reverse stock split for 2004 and 2005.

Income (loss) per share is calculated using the weighted average number of common shares outstanding during the period and adjusted for the assumed conversion of dilutive stock options and warrants. Since all outstanding stock options and warrants were cancelled effective with the Net Asset Sale, no conversion of dilutive stock options and warrants was assumed for the years ended December 31, 2004 and 2005.

Sandston Corporation
Notes to Financial Statements
December 31, 2005 and 2004
Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities of discontinued operations and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3)       Discontinued Operations

As discussed in Note 1, on March 31, 2004 the Company completed its Net Asset Sale whereby the Company sold all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill, and other intangibles, except for $30,000 in cash. The Purchaser also assumed all of the Company’s liabilities at that date pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash; it retained no liabilities.

The Company’s former businesses included 1) the design, manufacture, and marketing of environmentally ruggedized computers and computer displays known as industrial workstations; 2) the design, development and marketing of software for worldwide use in factory automation and control and in test and measurement environments; and 3) providing application engineering support to customers of its own and third parties’ products.

A summary of the gain resulting from the Net Asset Sale is as follows:
Disposal of net assets of discontinued operations:

Sales price - liabilities assumed by Purchaser	$13,485,268
Cash transferred	(198,664)
All other assets sold	(9,497,252)

Gain on sale of assets and liabilities	$3,789,352

A summary of discontinued operations for the year ended December 31, 2004 is as follows:

Net revenue	$3,478,720
Cost of sales	2,663,186
Gross margin	815,534
Operating expenses	1,196,541
Operating loss	(381,007)
Other expenses, primarily interest	(234,763)
Loss before income taxes	(615,770)
Income taxes	-

Loss from operations of discontinued business	$(615,770)

Sandston Corporation
Notes to Financial Statements
December 31, 2005 and 2004
(4)       Taxes on Income

Income tax expense consists of the following:

	Year Ended December 31,
	2005	2004
Current:
Continuing operations	$-0-	$-0-
Discontinued operations	-0-	650,000
Total current	-0-	650,000
Deferred:
Continuing operations	-0-	-0-
Discontinued operations	-0-	(650,000)
Total deferred	-0-	(650,000)

Total income tax	$-0-	$-0-

A reconciliation of income tax expense recognized to income taxes at statutory rates is as follows:

	Year Ended December 31,
	2005	2004
Continuing operations:
Income tax at statutory rates	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Total - continuing operations	0.0%	0.0%
Discontinued operations:
Income tax at statutory rates		34.0%
Change in valuation allowance	-	(34.0)%
Total - discontinued operations	-	0.0%

Total income tax expense rate	0.0%	0.0%

All of the loss from continuing operations in the years ended December 31, 2005 and 2004 resulted from domestic operations; there are no foreign operations within the continuing operations.

As of the date of the Net Asset Sale, gross deferred tax assets related to accumulated net operating loss carryforwards totaled approximately $10.3 million. Net operating loss carryforwards of approximately $1.9 million, representing deferred tax assets of approximately $650,000 were used to offset the taxable gain on the Net Asset Sale.

As a result of Internal Revenue Service regulations, the Company will be precluded from applying accumulated net operating loss carryforwards totaling $24.5 million as of the date of the Net Asset Sale against future taxable income. As a result, deferred tax assets related to such loss carryforwards totaling approximately $8.4 million and the portion of the valuation allowance attributable to such deferred tax assets were written off at the time of the Net Asset Sale.

At December 31, 2005, the Company has net operating loss carryforwards of approximately $100,000 that can be used to offset future taxable income, resulting in gross deferred tax assets of approximately $35,000. These loss carryforwards expire through 2025. Realization of these carryforwards is subject to annual limitations under current IRS regulations pursuant to change in control provisions and is dependent on the existence of future taxable income. At December 31, 2005 and 2004, a valuation allowance has been recognized for the entire amount of the Company's net deferred tax assets. The valuation allowance was $35,000 and $26,000 at December 31, 2005 and 2004, respectively.

Sandston Corporation
Notes to Financial Statements
December 31, 2005 and 2004

(5)       Income (Loss) Per Share

The weighted average shares outstanding used in computing income (loss) per share, as adjusted for the five-for-one reverse stock split was 8,396,981 in 2005 and 7,088,682 in 2004. Pursuant to the Net Asset Sale described in Note 1, all outstanding options and warrants were cancelled as of March 31, 2004.

(6)      Employee Benefit Plans

All option and share amounts reflected in the following disclosures have been adjusted for the five-for-one reverse stock split on April 1, 2004.

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

Long-Term Incentive Plan

The Company's Long-Term Incentive Plan (the “Incentive Plan"), adopted in April 1999, provides for the granting of awards to purchase a total of 250,000 shares of common stock to key employees and others. Awards may be made by the Compensation Committee of the Board of Directors in the form of incentive stock options, non-qualified stock options, restricted stock or performance shares, provided that the Committee may not grant options to any salaried employee during any three-year period to purchase more than 100,000 shares.

The exercise price for each option granted under the Incentive Plan cannot be less than the fair market value of the common stock on the date of the grant. The Incentive Plan’s Committee has latitude in setting the vesting and exercise periods, but generally the options vest over a three-year period and had a ten-year term.

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004, and there are no outstanding options as of December 31, 2005 or 2004.

Sandston Corporation
Notes to Financial Statements
December 31, 2005 and 2004

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

Information with respect to options under the plans and the special awards for the years ended December 31, 2004 and 2005 is as follows:

	Outstanding		Exercisable
	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Number Available For Grant
Balance, 12-31-2003	355,270	$7.81	331,936	$8.06	171,920
Granted	-				-
Exercisable			-
Exercised	-				-
Cancelled/forfeited	(355,270)	$7.81	(331,936)	$8.06	98,880

Balance, 12-31-2004	-		-		270,800

There were no option grants in the years ended December 31, 2004 and 2005.

401(k) Plan and Trust

The Company had established defined-contribution retirement plans for all eligible employees. The Company made no matching contributions to the plans in 2004.

Pursuant to the Net Asset Sale, all defined contribution plans covering all employees of the discontinued businesses, were transferred to the Purchaser, and the continuing entity has no retirement plans.

Sandston Corporation
Notes to Financial Statements
December 31, 2005 and 2004
(7)       Warrants

The Company had issued warrants for the purchase of its common and preferred stock in connection with the certain subordinated debt transactions between March 2001 and July 2003. These warrants were cancelled pursuant to the Net Asset Sale. The following disclosures have been adjusted for the five-for-one reverse stock split.

Issue	10% Note	14% Note	8% Note	Total

Issue		Oct. 2001 to
dates	March 2001	July 2003	March 2002

Exercise price	$0.45	$0.50	$0.50

		Oct. 2001 to
Original expiration dates	March 2006	July 2008	March 2006

Balance 1-1-2004	160,000	1,191,267	140,000	1,491,267
Cancelled	(160,000)	(1,191,267)	(140,000)	(1,491,267)

Balance 12-31-2004	-	-	-	-

(8)      Commitments and Contingencies

Item 3.  Legal Proceedings

On March 31, 2004, Nematron entered into an Asset Purchase Agreement with NC Acquisition Corp., pursuant to which NC Acquisition Corp. acquired all of Nematron’s assets and assumed all of Nematron’s liabilities existing as of that date. In addition, under the Asset Purchase Agreement, NC Acquisition Corp. agreed to assume and indemnify and hold us harmless of and from any and all liabilities “of any kind, fixed or contingent, known or unknown, matured or unmatured, liquidated or unliquidated, secured or unsecured” arising prior to the date of the Asset Purchase Agreement.

According to recently filed court documents described below, however, on November 6, 2002, the Official Receiver in the bankruptcy of Nematron Europe, B.V., a Dutch company (the “Judgment Creditor”), obtained a default judgment in the amount of approximately the equivalent of $200,000, plus statutory interest, from the District Court (Third Single-Judge Division) in Amsterdam, The Netherlands against Nematron, relating to certain debts allegedly owed by Nematron to the Judgment Creditor dating back to 1996. None of our current officers or directors knew about the claim or the litigation at the time they became officers and directors.

On March 15, 2005, Judgment Creditor instituted an action against us in Washtenaw Circuit Court in the state of Michigan to enter the foreign default judgment issued by the court in Amsterdam. We notified the NC Acquisition Corp. and its owners of this action and demanded that it comply with its obligation to pay the claim, but it has not yet done so. The Judgment Creditor later added NC Acquisition Corp., as well its affiliate, Nemaco, Inc., as an additional defendant in the Michigan action.

At the present time, based on the Asset Purchase Agreement provisions described above, in addition to the substantive merits of the claim, we believe we have no liability in this case, and have made it clear to the Judgment Creditor that we do not intend to pay any amount to settle this claim, as NC Acquisition Corp. and its successors in interest and owners are responsible for the entire matter. We are waiting for a response from NC Acquisition Corp. We intend to vigorously defend ourselves in this action and to enforce our rights against NC Acquisition Corp.

The Company leased under operating leases its Auburn Hills and Saginaw, Michigan system integration facilities from the president of A-OK Controls, and leased its other facilities and certain office equipment from unrelated entities. The leases on the facilities have been assumed by the Purchaser, and the Company has had no lease commitments since April 1, 2004.

Total rental expense included in the results of discontinued operations for the year ended December 31, 2004 total $160,200, including $36,000 for related party leases.