Form 10QSB
period 2006-03-31
SANDSTON CORP
filed 2006-05-11
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

No par value Common Stock: 8,396,981 outstanding as of May 10, 2006

Transitional Small Business Disclosure Format: [  ] YES  [X] NO

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Sandston Corporation
Condensed Balance Sheet
March 31, 2006 and December 31, 2005

	March 31,
	2006	December 31,
	(Unaudited)	2005
Assets
Current assets:
Cash	$4,083	$10,654

Total assets	$4,083	$10,654

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,396	$14,038
Accrued expenses	7,000	3,000

Total current liabilities	22,396	17,038
Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized,
8,396,981 shares issued and outstanding	33,679,784	33,629,784
Accumulated deficit	(33,698,097)	(36,686,168)

Total deficit in shareholders’ equity	(18,313)	(6,384)

Total liabilities and deficit in shareholders’ equity	$40,603	$42,286

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For the Three Month Periods Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Net revenues	$-	$-
General and administrative expenses	11,929	18,436
Operating loss	(11,929)	(18,436)
Income taxes	-	-
Net loss	$(11,929)	$(18,436)

Per share amounts - basic and diluted (Note 2)	$0.00	$0.00
Weighted average shares outstanding - basic and diluted (Note 2)	8,396,981	8,396,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Three Month Periods Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,929)	$(18,436)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in assets and liabilities that provided cash:
Accounts payable	1,358	751
Accrued expenses	4,000	16,000
Net cash used in operating activities	(6,571)	(1,685)
Net decrease in cash	(6,571)	(1,685)
Cash at beginning of period	10,654	42,286
Cash at end of period	$4,083	$40,601
Supplemental disclosures of cash flow information:
Cash paid for interest by discontinued operations	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three Month Periods Ended March 31, 2006 and 2005

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

The results of the operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has no revenue generating activities.

Note 2 - Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three month periods ended March 31, 2006 and 2005 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1. Pursuant to the terms of the agreements underlying the Net Asset Sale, all outstanding dilutive securities, including stock options, warrants and conversion rights under all employee and director option plans and various warrant and note agreements, were cancelled effective March 31, 2004 and are no longer outstanding.

Note 3. Legal Proceedings

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

On March 15, 2005, Judgment Creditor instituted an action against us in Washtenaw Circuit Court in the state of Michigan to enter the foreign default judgment issued by the court in Amsterdam. We notified NC Acquisition Corp. and its owners of this action and demanded that it comply with its obligation to pay the claim, but it has not yet done so. The Judgment Creditor later added NC Acquisition Corp., as well its affiliate, Nemaco, Inc., as an additional defendant in the Michigan action.

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

Item 2. Management's Discussion and Analysis of Results of Operations

Three Month Period Ended March 31, 2006 Compared with
Three Month Period Ended March 31, 2005

Continuing Operations

Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-QSB. As described therein, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004. Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $11,929 and $18,436 for the three-month periods ended March 31, 2006 and 2005, respectively. The decrease of $6,507, or 35.3%, is due primarily to fewer administrative services required in the current period compared to the year earlier period.

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

The Company became a "public shell" corporation on April 1, 2004 following the Net Asset Sale and since that date its financial activities have been limited to incurring certain administrative activities related to incurring expenditures for accounting, legal, filing, printing, office and auditing services exclusively from unrelated third parties. These expenditures have been paid with the $30,000 cash retained from the businesses that were sold and from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries. As reflected in the accompanying balance sheet, cash totals $4,083 and accounts payable and accrued expenses total $22,396. Based on such balances and management’s forecast of activity levels while it remains a “pubic shell” corporation, and based upon the fact that the Company has not identified as yet potential acquisition candidates, the present cash balance will not be sufficient to pay its current liabilities and its administrative costs projected to be incurred in the next twelve months. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 62.5% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms.

Uncertainties Relating to Forward Looking Statements

"Item 2 - Management's Discussion and Analysis of Results of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

•	Uncertainties discussed elsewhere in “Management's Discussion and Analysis of Results of Operations”;
•	The potential inability of the Company to locate potential businesses and to negotiate the closing of identified businesses so as they become businesses of the Company;
•	Unforeseen increases in operating expenses;
•	The inability to attract or retain management, sales and/or engineering talent for any acquired business;
•	The inability to continue financing the administrative expenses of the Company out of available funds and the inability to raise additional funds to cover any shortfall.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Based on his evaluation as of March 31, 2006, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

May 10, 2006	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.0	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of President, CEO (Principal Executive Officer) and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002