Form 10QSB
period 2006-06-30
SANDSTON CORP
filed 2006-08-04
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒YES  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ YES   ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No par value Common Stock:

8,396,981 shares outstanding as of August 4, 2006.

Transitional Small Business Disclosure Format: ☐ YES   ☒ NO

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation
Condensed Balance Sheets
June 30, 2006 and December 31, 2005

	June 30,
	2006	December 31,
	(Unaudited)	2005
Assets
Current assets:
Cash	$7,438	$10,654

Liabilities and Deficit in Shareholders’ Equity
Current liabilities:
Accounts payable	$10,087	$14,038
Accrued expenses	3,000	3,000
Advance from majority shareholder (Note 3)	15,000	-
Total current liabilities	28,087	17,038

Deficit in Shareholders’ Equity:
Common stock, no par value, 30,000,000 shares
authorized, 8,396,981 shares outstanding	33,679,784	33,679,784
Accumulated deficit	(33,700,433)	(36,686,168)
Total deficit in shareholders’ equity	(20,649)	(6,384)
Total liabilities and deficit in shareholders’ equity	$7,438	$10,654

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Six-Month Periods Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-
General and administrative expenses	2,336	3,950	14,265	22,386

Loss before income taxes	(2,336)	(3,950)	(14,265)	(22,386)
Income taxes	-	-	-	-

Net loss	$(2,336)	$(3,950)	$(14,265)	$(22,386)

Loss per share amounts - basic
and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares
outstanding - basic and
diluted (Note 2):	8,396,981	8,396,981	8,396,981	8,396,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For The Six-Month Periods Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(14,265)	$(22,386)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Changes in assets and liabilities that provided cash:
Accounts payable	(3,951)	5,808

Net cash used in operating activities	(18,216)	(16,578)

Cash flows from financing activities:
Advance from majority shareholder (Note 3)	15,000	-

Net decrease in cash	(3,216)	(16,578)

Cash at beginning of period	10,654	42,286

Cash at end of period	$7,438	$25,708

Supplemental disclosures of cash flow information:

Cash paid for interest by discontinued operations	$-	$-

Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Consolidated Condensed Financial Statements
For The Three- and Six Month Periods Ended June 30, 2006 and 2005

Note 1 - Basis of Presentation

Pursuant to a recommendation of Nematron Corporation’s Board of Directors and approval by its shareholders on January 13, 2004, on March 31, 2004 Nematron sold to NC Acquisition Corporation ("Purchaser") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of Nematron’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron’s only remaining assets were $30,000 in cash; it retained no liabilities. On April 1, 2004 Nematron amended its Articles of Incorporation to change its name to Sandston Corporation (the “Company”) and implemented a shareholder-approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share. Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company’s Chairman of the Board, CEO and President following such stock purchase. By virtue of its purchase of common stock, Dorman Industries became the owner of 62.5% of the outstanding common stock of the Company.

Although the Company does not currently have any revenue generating activities, the Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies. The Company expects to target companies in several industry groups. The targeted companies are generally expected to have the following characteristics: have sales volume of between $20 million and $250 million; perform value added manufacturing, distribution and business services; operate in fragmented industries; employ experienced management; and exhibit consistent historical financial performance. The Company has yet to acquire, or enter into an agreement to acquire, any company.

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

The results of the operations for the three- and six- month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 - Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and six-month periods ended June 30, 2006 and 2005 have been adjusted to give effect to the one-for-five reverse stock split discussed in Note 1. Pursuant to the terms of the agreements underlying the Net Asset Sale, all dilutive securities, including stock options, warrants and conversion rights under all employee and director option plans and various warrant and note agreements that were outstanding at the date of the Net Asset Sale, were cancelled effective March 31, 2004, and such dilutive securities are no longer outstanding.

Note 3 - Advance from Shareholder

In June 2006, the Company’s majority shareholder advanced the Company $15,000 that permitted the Company to pay its outstanding charges for administrative expenses. The Company and the majority shareholder have not determined the terms of the advance, but such terms may, when concluded, include the right to convert the advance into equity at no less a conversion rate than the quoted market price of the Company’s common stock during June 2006. If the advance was to be so converted, a total of 300,000 shares of stock would be issued to the majority shareholder, which would increase the majority stockholder’s interest from 62.5% of the outstanding common stock currently to 63.8% after conversion.

Note 4 - Legal Proceedings

As discussed in Note 1, on March 31, 2004, Nematron sold to NC Acquisition Corp. (“NCAC”) all of Nematron’s assets and NCAC further assumed all of Nematron’s liabilities existing as of that date. In addition, under the Asset Purchase Agreement, NCAC agreed to assume and indemnify and hold us harmless of and from any and all liabilities “of any kind, fixed or contingent, known or unknown, matured or unmatured, liquidated or unliquidated, secured or unsecured” arising prior to the date of the Asset Purchase Agreement.

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

On March 15, 2005, Judgment Creditor instituted an action against us in Washtenaw Circuit Court in the state of Michigan to enter the foreign default judgment issued by the court in Amsterdam. We notified NCAC and its owners of this action and demanded that it comply with its obligation to pay the claim, but it has not yet done so. The Judgment Creditor later added NCAC as well its affiliate, Nemaco, Inc., as an additional defendant in the Michigan action.

At the present time, based on the Asset Purchase Agreement provisions described above, in addition to the substantive merits of the claim, we believe we have no liability in this case, and have made it clear to the Judgment Creditor that we do not intend to pay any amount to settle this claim, as NCAC and its successors in interest and owners are responsible for the entire matter. We are waiting for a response from NCAC. We intend to vigorously defend ourselves in this action and to enforce our rights against NCAC.

Item 2. Management's Discussion and Analysis of Results of Operations

Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-QSB. As described therein, the net assets and the industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004. Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman of the Board of Directors, and who also serves as the CEO, President and Principal Financial Officer.

Three-Month Periods Ended June 30, 2006 and 2005

Direct administrative expenses of the Company for the three-month periods ended June 30, 2006 and 2005 totaled $2,336 and $3,950, respectively. The decrease in expenses during the current period results primarily from fewer administrative activities required in the current period.

Six-Month Periods Ended June 30, 2006 and 2005

Direct administrative expenses of the Company for the six-month periods ended June 30, 2006 and 2005 totaled $14,265 and $22,386, respectively. The decrease in expenses during the current period results primarily from fewer administrative activities required in the current period.

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

The financial activities of the Company since April 1, 2004 have been limited to incurring certain administrative activities related to incurring expenditures for accounting, legal, filing, printing, office and auditing services exclusively from unrelated third parties. Such operating expenses incurred while it has been a “public shell” have been funded with $30,000 cash retained from the Net Asset Sale, from $50,000 generated by the sale of additional shares of common stock to Dorman Industries, and from the $15,000 advance from Dorman Industries in June 2006. While it is the Company's objective to ultimately be able to use the securities of the Company as a currency in the acquisition of portfolio businesses, it is clear that the initial acquisitions of portfolio businesses will require the Company to be infused with capital, thereby diluting the Company's shareholders, including Dorman Industries to the extent that it does not participate in the capital infusion.

As reflected in the accompanying balance sheet as of June 30, 2006, cash totals $7,438 while accounts payable and accrued expenses total $13,087. Based on such balances and management’s forecast of activity levels while it remains a “pubic shell” corporation, and based upon the fact that the Company has not yet identified potential acquisition candidates, the present cash balance will not be sufficient to pay its current liabilities and its administrative costs projected to be incurred in the next twelve months. Management intends to obtain such administrative funds from Dorman Industries in the form of additional loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 62.5% of the Company’s outstanding common stock. Dorman Industries is not obligated to advance funds to the Company and there can be no assurance that Dorman Industries or any other party will advance any additional funds on any terms.

Uncertainties Relating to Forward Looking Statements

"Item 2 - Management's Discussion and Analysis of Results of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

•	Uncertainties discussed elsewhere in “Management's Discussion and Analysis of Results of Operations”;

•	Unforeseen increases in operating expenses;

•	The inability to continue financing the administrative expenses of the Company out of available funds and the inability to raise additional funds to cover any shortfall;

•	The potential inability of the Company to locate potential businesses and to negotiate the closing of such identified businesses so as they become businesses of the Company; and

•	The inability to attract or retain management, sales and/or engineering talent for any acquired business.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Based on his evaluation as of June 30, 2006, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

August 4, 2006	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of President, CEO (Principal Executive Officer) and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002