Form 10QSB
period 2006-09-30
SANDSTON CORP
filed 2006-11-13
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒YES   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒YES   ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No par value Common Stock:

8,396,981 shares outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format: ☐ YES   ☒NO

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation
Condensed Balance Sheets
September 30, 2006 and December 31, 2005

	September 30,
	2006	December 31,
	(Unaudited)	2005
Assets
Current assets:
Cash	$2,136	$10,654

Liabilities and Deficit in Shareholders’ Equity
Current liabilities:
Accounts payable	$8,462	$14,038
Accrued expenses	3,000	3,000
Advance from majority shareholder (Note 3)	15,000	-
Total current liabilities	26,462	17,038

Deficit in Shareholders’ Equity:
Common stock, no par value, 30,000,000 shares
authorized, 8,396,981 shares outstanding	33,679,784	33,679,784
Accumulated deficit	(33,704,110)	(36,686,168)
Total deficit in shareholders’ equity	(24,326)	(6,384)
Total liabilities and deficit in shareholders’ equity	$2,136	$10,654

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Nine-Month Periods Ended September 30, 2006 and 2005

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-
General and administrative expenses	3,677	6,373	17,942	28,759

Loss before income taxes	(3,677)	(6,373)	(17,942)	(28,759)
Income taxes	-	-	-	-

Net loss	$(3,677)	$(6,373)	$(17,942)	$(28,759)

Loss per share amounts - basic
and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares
outstanding - basic and
diluted (Note 2):	8,396,981	8,396,981	8,396,981	8,396,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For The Nine-Month Periods Ended September 30, 2006 and 2005

	Nine Months Ended Sept. 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(17,942)	$(28,759)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	(5,576)	1,334
Accrued expenses	-	1,000

Net cash used in operating activities	(23,518)	(26,425)

Cash flows from financing activities:
Advance from majority shareholder (Note 3)	15,000	-

Net decrease in cash	(8,518)	(26,425)

Cash at beginning of period	10,654	42,286

Cash at end of period	$2,136	$15,861

Supplemental disclosures of cash flow information:

Cash paid for interest by discontinued operations	$-	$-

Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Consolidated Condensed Financial Statements
For The Three- and Nine Month Periods Ended September 30, 2006 and 2005

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

Although the Company does not currently have any revenue generating activities, the Company intends to build long-term shareholder value by acquiring and operating various companies and/or assets. The Company has yet to acquire, or enter into an agreement to acquire, any company or assets.

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

The results of the operations for the three- and nine- month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 - Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and nine-month periods ended September 30, 2006 and 2005 have been adjusted to give effect to the one-for-five reverse stock split discussed in Note 1. Pursuant to the terms of the agreements underlying the Net Asset Sale, all dilutive securities, including stock options, warrants and conversion rights under all employee and director option plans and various warrant and note agreements that were outstanding at the date of the Net Asset Sale, were cancelled effective March 31, 2004, and such dilutive securities are no longer outstanding.

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

According to the court documents filed in 2005 described below, however, on November 6, 2002, the Official Receiver in the bankruptcy of Nematron Europe, B.V., a Dutch company (the “Judgment Creditor”), obtained a default judgment in the amount of approximately the equivalent of $200,000, plus statutory interest, from the District Court (Third Single-Judge Division) in Amsterdam, The Netherlands against Nematron, relating to certain debts allegedly owed by Nematron to the Judgment Creditor dating back to 1996. None of our current officers or directors knew about the claim or the litigation at the time they became officers and directors.

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

Based on the Asset Purchase Agreement provisions described above, in addition to the substantive merits of the claim, our belief and position has been that we have no liability in this case, and we made it clear to the Judgment Creditor that we do not intend to pay any amount to settle this claim, as NCAC and its successors in interest and owners are responsible for the entire matter. Recently, in accordance with our position, the Company and the Judgment Creditor entered into an Assignment of Claims and Indemnity Agreement and Covenant Not to Enforce Judgment (“Agreement”). Pursuant to the Agreement, the Company assigned to the Judgment Creditor all of its rights and claims that the Company may have against NCAC and its affiliates, in return for which the Judgment Creditor agreed not to enforce or otherwise seek to pursue the foreign judgment against the Company.

The Agreement was approved by the District Court in The Netherlands and signed by both the Company and the Judgment Creditor on October 10, 2006. We believe the Agreement releases the Company from this proceeding and that we will have no further involvement in the proceedings.

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

Three-Month Periods Ended September 30, 2006 and 2005

Direct administrative expenses of the Company for the three-month periods ended September 30, 2006 and 2005 totaled $3,677 and $6,373, respectively. The decrease in expenses during the current period results primarily from fewer administrative activities required in the current period.

Nine-Month Periods Ended September 30, 2006 and 2005

Direct administrative expenses of the Company for the nine-month periods ended September 30, 2006 and 2005 totaled $17,942 and $28,759, respectively. The decrease in expenses during the current period results primarily from fewer administrative activities required in the current period.

Liquidity and Capital Resources

Primary sources of liquidity are cash balances that have been used to pay administrative expenses since the April 1, 2004 Net Asset Sale. Following the Net Asset Sale, the Company became what is commonly known as a “public shell.” The Company intends to use its “public shell” as a platform to build long-term shareholder value by acquiring and/or investing in, and by operating companies and/or assets. No assurances can be given that the Company will be successful in connection with its future plans.

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

As reflected in the accompanying balance sheet as of September 30, 2006, cash totals $2,136 while accounts payable and accrued expenses total $11,462. Based on such balances and management’s forecast of activity levels while it remains a “pubic shell” corporation, and based upon the fact that the Company has not yet identified potential acquisition candidates, the present cash balance will not be sufficient to pay its current liabilities and its administrative costs projected to be incurred in the next twelve months. Management intends to obtain such administrative funds from Dorman Industries in the form of additional loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 62.5% of the Company’s outstanding common stock. Dorman Industries is not obligated to advance funds to the Company and there can be no assurance that Dorman Industries or any other party will advance any additional funds on any terms.

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

Based on his evaluation as of September 30, 2006, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

November 13, 2006	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of President, CEO (Principal Executive Officer) and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002