Form 10KSB
period 2006-12-31
SANDSTON CORP
filed 2007-03-05
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

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

The aggregate market value of the voting stock held by non-affiliates as of March 5, 2007, computed by reference to the closing price of such stock on such date as quoted on the OTCBB, was approximately $565,000. For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 5, 2007 was 10,796,981.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT ☐ Yes ☒ No

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1.  Description of Business.

This item contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed below and in Part II, Item 6 “Management’s Discussion and Analysis or Plan of Operations - Uncertainties Relating to Forward Looking Statements.”

Corporate History and Overview of Plans Subsequent to Date of Filing Form 10-KSB

Prior to April 1, 2004, Sandston Corporation was named Nematron Corporation (“Nematron” or the “Company”), which was incorporated in Michigan in October 1983. In 1986, Nematron became a wholly owned subsidiary of Interface Systems, Inc. ("Interface"). On February 26, 1993, Nematron became an independent publicly-traded company as a result of a spin-off from Interface, which was effected by the distribution of 100% of the shares of Nematron on a pro rata basis to Interface's shareholders. Between the years 1995 and 2001, Nematron acquired six closely held software development companies. Pursuant to a recommendation of Nematron Corporation’s Board of Directors and approval by its shareholders on January 13, 2004, on March 31, 2004 Nematron sold to NC Acquisition Corp. ("NCAC") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). NCAC also assumed all of Nematron’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron’s only remaining assets were $30,000 in cash; it retained no liabilities. Pursuant to the Net Asset Sale, and effective April 1, 2004 the Company has no subsidiaries. On April 1, 2004 Nematron amended its Articles of Incorporation to change its name to Sandston Corporation (the “Company”) and implemented a shareholder-approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share. Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company’s Chairman of the Board, CEO and President following such stock purchase. By virtue of its purchase of common stock, Dorman Industries became the owner of 62.5% of the outstanding common stock of the Company, and currently is the beneficial owner of 48.6% of the Company’s outstanding common stock. Patricia A. Dorman, Dan Dorman’s wife, is the beneficial owner of an additional 5.5% of the Company’s outstanding common stock.

The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies. The Company expects to target companies in mutiple industry groups. The Company has yet to acquire, or enter into an agreement to acquire, any company or business operations.

The Company's principal executive offices are located at 40950 Woodward Avenue, Suite 304, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 723-3007.

General Overview

The business of the Company since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. There have been no revenue generating activities since April 1, 2004. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $14,003 and $36,798 for the years ended December 31, 2006 and 2005, respectively.

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

Item 3. Legal Proceedings.

As discussed in Item 1, on March 31, 2004, Nematron sold to NC Acquisition Corp. (“NCAC”) all of Nematron’s assets and NCAC further assumed all of Nematron’s liabilities existing as of that date. In addition, under the Asset Purchase Agreement, NCAC agreed to assume and indemnify and hold us harmless of and from any and all liabilities “of any kind, fixed or contingent, known or unknown, matured or unmatured, liquidated or unliquidated, secured or unsecured” arising prior to the date of the Asset Purchase Agreement.

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

Based on the Asset Purchase Agreement provisions described above, in addition to the substantive merits of the claim, our belief and position has been that we have no liability in this case, and we made it clear to the Judgment Creditor that we do not intend to pay any amount to settle this claim, as NCAC and its successors in interest and owners are responsible for the entire matter. In the fourth quarter of 2006, in accordance with our position, the Company and the Judgment Creditor entered into an Assignment of Claims and Indemnity Agreement and Covenant Not to Enforce Judgment (“Agreement”). Pursuant to the Agreement, the Company assigned to the Judgment Creditor all of its rights and claims that the Company may have against NCAC and its affiliates, in return for which the Judgment Creditor agreed not to enforce or otherwise seek to pursue the foreign judgment against the Company.

The Agreement was approved by the District Court in The Netherlands and signed by both the Company and the Judgment Creditor on October 10, 2006. We believe the Agreement releases the Company from this proceeding and that we will have no further involvement in the proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock has been listed on the OTC Bulletin Board (the “OTCBB”) under the symbol SDON since April 1, 2004. The following table sets forth the high and low bid prices as reported on the OTCBB for all periods presented. The quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

2006	High	Low
First Quarter	$0.08	$0.04
Second Quarter	0.06	0.04
Third Quarter	0.05	0.04
Fourth Quarter	0.20	0.04

2005	High	Low
First Quarter	$0.14	$0.11
Second Quarter	0.14	0.10
Third Quarter	0.14	0.05
Fourth Quarter	0.06	0.04

There are approximately 200 holders of record of the Company's Common Stock as of March 5, 2007.

The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities:

On December 21, 2006, the Company entered into subscription agreements with a number of accredited investors pursuant to which the Company sold 2,400,000 shares of its Common Stock (the “New Shares”), for a price of $0.05 per share in a private placement, at a total offering price for the New Shares issued of $120,000 in cash, with no underwriting discounts or commissions payable. The New Shares were sold in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, based on the following: there was no general solicitation; all investors are “accredited investors” (within the meaning of Regulation D) who are sophisticated about business and financial matters; and all the New Shares issued are subject to restriction on transfer.

The Company intends to use the proceeds from the unregistered securities for general corporate purposes and to sustain its current level of operations until such time as it identifies target companies or business operations, as described in Item 1 of this Form 10-KSB. At such time, and if a target company or business operations are identified, the Company will use all or a portion of the remaining proceeds for costs and expenses to be incurred in the due diligence process and for other acquisition activities relating to the target company or business operations.

Purchases of Equity Securities by the Issuer:

None

Item 6. Management’s Discussion and Analysis or Plan of Operations.

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

Overview

Following the Net Asset Sale on March 31, 2004, the Company became a public shell with no revenue generating activities. The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned entities and business operations. The Company expects to target entities and business operations in multiple industry groups. The Company has yet to acquire, or enter into an agreement to acquire, any entity or business operations.

Results of Operations:

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The business of the Company in 2006 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. There were no revenue generating activities. The Company has had no employees since April 1, 2004. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the year ended December 31, 2006 totaled $14,003, a decrease of $22,795, or 61.9%, compared to $36,798 incurred for the year ended December 31, 2005. The decrease is due primarily to fewer administrative services required in 2006 compared to 2005, and also is due to a reversal of estimated expenses accrued at the end of 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The business of the Company since April 1, 2004 through December 31, 2005 included only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. There have been no revenue generating activities since April 1, 2004. The Company has had no employees since that date. The administrative activities of the Company were performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the year ended December 31, 2005 totaled $36,798, a decrease of $12,788, or 25.8%, compared to $49,586 incurred in the nine-month period ended December 31, 2004. The decrease is due primarily to fewer administrative services required in the current period compared to the year earlier period.

Liquidity and Capital Resources

Primary sources of liquidity since the Company became a “public shell” following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004. In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000. As reflected in the accompanying balance sheet at December 31, 2006, cash totals $98,459. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

While it is the Company's objective to ultimately be able to use the securities of the Company as a currency in the acquisition of portfolio businesses, the initial acquisitions of portfolio businesses may require the Company to be infused with additional capital thereby diluting the Company's shareholders, including Dorman Industries to the extent that it does not participate in the capital infusion.

Uncertainties Relating to Forward Looking Statements

"Item 6. Management's Discussion and Analysis or Plan of Operation" and other parts of this Form 10-KSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

•	Uncertainties discussed elsewhere in “Management's Discussion and Analysis or Plan of Operations” and in “Description of Business” above;

•	The potential inability of the Company to locate potential businesses and to negotiate the closing of identified businesses so that they become businesses of the Company;

•	Unforeseen increases in operating expenses;

•	The inability to attract or retain management, sales and/or engineering talent for any acquired business;

•	The inability to continue financing the administrative expenses of the Company out of available funds and the inability to raise additional funds to cover any shortfall.

Item 7. Financial Statements.

The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1) of the separate financial section which follows this report, and are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

The Company’s independent accountants, Plante & Moran PLLC, have been engaged since July 16, 2004. Since that date, there have been no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 8A. Controls and Procedures.

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

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors of the Company

Certain information relating to the persons who are the directors of the Company is set forth below.

Name	Age	Principal Occupation	Director Since	Term Expires

Daniel J. Dorman	44	President of Dorman Industries, LLC, a company that beneficially owns 48.6% of the outstanding Common Stock of the Company (1)	2004	2007

Lawrence J. De Fiore	46	CPA and shareholder and officer of DeFiore Spalding, P.C., a public accounting firm	2004	2007

Richard A. Walawender	46	Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC.	2006	2007

(1) This percentage does not include 5.5% of the Company’s outstanding Common Stock owned beneficially by Patricia A. Dorman, his wife.

Daniel J. Dorman was appointed to the Board of Directors in April 2004 upon the purchase by Dorman Industries, LLC of 62.5% of the outstanding common stock of the Company. Mr. Dorman is the founder of Dorman Industries, LLC, which he founded in 2004 to hold interests in several operating companies, and he has served as its President since its inception. Daniel J. Dorman has been the president of D.J. Dorman & Co., Inc. and its predecessor since 1989. D.J. Dorman & Co., Inc. originates, structures, acquires and manages investments in private equity and buy-out opportunities on behalf of several entities. Mr. Dorman is also a director of several other private entities. On February 20, 2007, Mr. Dorman was also appointed a director of Pipex Pharmaceuticals, Inc., a publicly traded pharmaceutical company.

Lawrence J. De Fiore was appointed to the Board of Directors in April 2004 upon the purchase by Dorman Industries, LLC of 62.5% of the outstanding Common Stock of the Company. Mr. De Fiore has been a CPA for over 20 years and is currently a shareholder and officer of the CPA firm of De Fiore Spalding, P.C. In addition, Mr. De Fiore is a managing member of Spalding Capital, LLC, a merchant banking firm, and serves on the boards of certain private equity funds and growth oriented operating enterprises. Mr. De Fiore has been active in over seventy-five transactions involving acquisitions and private investment as a principal and as a senior advisor to various Midwest based institutions and private families. Mr. De Fiore has extensive investment experience in financial due diligence, business valuation, ongoing portfolio management and strategic alliances. Mr. De Fiore graduated with honors from the Business School at Michigan State University and is licensed as a CPA in the State of Michigan.

Richard A. Walawender has been a director since December 2006. Mr. Walawender is a Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC, and has been a lawyer at the firm for over 20 years. He is a former Managing Director of the firm and currently heads the firm’s Corporate & Securities Group. Mr. Walawender has extensive experience in corporate, securities and financing matters, including international ventures. He graduated with highest distinction with a B.A. from the University of Michigan and with a J.D. from the University of Michigan Law School. Mr. Walawender is licensed to practice law in the state of Michigan. He and the firm of Miller, Canfield, Paddock and Stone, PLC provide legal services to the Company.

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

Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2006, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

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

The Sarbanes-Oxley Act and related rules adopted by the SEC require publicly traded companies to disclose whether they have adopted a code of ethics that applies to a company's principal executive officer, principal financial officer and principal accounting officer or controller, or person's performing similar functions. The rules also define what constitutes a code of ethics. Because the Company does not currently have any material business operations, the Company has not yet adopted a code of ethics that meets the SEC's rules.

Item 10. Executive Compensation.

Summary

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to the Company’s Executive Officer (the “Named Executive”).

Name and Principal		Annual Compensation		Long Term Compensation Awards	All Other Compensation
Occupation	Year	Salary ($)	Bonus ($)	Options (#)	($)

Daniel J. Dorman,	2006	$-0-	$-0-	-0-	$-0-
President and Chief	2005	$-0-	$-0-	-0-	$-0-
Executive Officer	2004	$-0-	$-0-	-0-	$-0-

SUMMARY COMPENSATION TABLE

Options

The following table sets forth information concerning options granted to the Named Executive in the year ended December 31, 2006.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted To Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Daniel J. Dorman	-0-	-0-%	—	—

The Named Executive did not exercise any options in the year ended December 31, 2006. The following table provides information with respect to unexercised options held by the Named Executive as of December 31, 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End (Number)		Value of Unexercised In-the-Money Options at Year End (Dollars) (1)
Name	Exercisable (1)	Unexercisable	Exercisable	Unexercisable

Daniel J. Dorman	-0-	-0-	$-0-	$-0-

(1)
Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the OTCBB at the end of 2006 and the option exercise price.

Employment Contract

The Named Executive does not have an employment agreement with the Company.

Compensation of Directors

Each director who is not an officer or employee of the Company is eligible to receive for his services a fee of $1,000 per meeting attended and $500 for each committee meeting attended. Committee chairs receive an additional $250 for each committee meeting. The directors waived the director fees for meetings held during quarterly periods during which the Company reported a loss from operations, which were all quarters of the last two years. Directors who are officers or employees of the Company receive no additional compensation for their service as a director, although they are eligible to be reimbursed for their reasonable travel expenses when meetings are held in a location other than the metropolitan area in which they reside.

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004, and there are no outstanding options as of December 31, 2006 or 2005.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of December 31, 2006 with respect to the beneficial ownership of Common Stock by current directors, each executive officer named in the Summary Compensation Table under “Executive Compensation”, all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a “5% Owner”). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

The share information included in the following table has been adjusted for the five-for-one reverse stock split approved by the shareholders at the Annual Meeting of Shareholders held on January 13, 2004.

Name	Number of Shares Beneficially Owned	Percent of Class (4)

Directors and Management:
Daniel J. Dorman (1)	5,248,257	48.61%
Lawrence J. De Fiore (2)	400,000	3.70%
Richard A. Walawender (3)	200,000	1.85%
All directors and executive officers as group (3 persons)	6,448,257	59.72%

5% Owners:
Daniel J. Dorman (1)	5,248,257	48.61%
Patricia A. Dorman	600,000	5.56%

(1)
The number of shares shown in the table for Mr. Dorman represent 5,248,257 shares purchased on April 1, 2004 by Dorman Industries, LLC, an entity owned by Mr. Dorman, but does not include 600,000 shares purchased in December 2006 by Patricia A. Dorman, Mr. Dorman’s wife. Mr. Dorman disclaims beneficial ownership of any and all shares of the Company’s common stock beneficially owned by his wife.

(2)	The shares shown in the table for Mr. DeFiore represent those shares purchased in December 2006 by the Lawrence J. DeFiore Living Trust.

(3)	The shares shown in the table for Mr. Walawender represent those shares purchased in December 2006 by Walawender Holdings, LLC.

(4)
The number of shares and percentages were determined as of December 31, 2006. At that date 10,796,981 shares of stock were outstanding. There were no outstanding common stock equivalents at that date or subsequent thereto to the date of this filing.

Item 12. Certain Relationships and Related Transactions.

Mr. Walawender is a Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC. In 2006. Miller, Canfield, Paddock and Stone, PLC provided legal services to the Company for which their fees aggregated $3,000.

Item 13. Exhibits and Reports on Form 8-K.

(a)
The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section, which follows the financial section of this report) and are incorporated herein by reference.

(b)	The Company filed a current report on Form 8-K on December 20,2006. The Company reported the following:

(1)
On December 21, 2006, the Corporation entered into subscription agreements with a number of accredited investors pursuant to which the Corporation sold 2,400,000 shares of its Common Stock (the “New Shares”), for a price of $0.05 per share in a private placement, at a total offering price for the New Shares issued of $120,000 in cash, with no underwriting discounts or commissions payable. The New Shares were sold in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, based on the following: there was no general solicitation; all investors are “accredited investors” (within the meaning of Regulation D) who are sophisticated about business and financial matters; and all shares issued are subject to restriction on transfer.

(2)
On December 20, 2006, the Company appointed Richard A. Walawender as a new director of the Corporation. Mr. Walawender is a senior principal of Miller, Canfield, Paddock and Stone, P.L.C. Miller, Canfield provides us with legal services and has done so for several years. At present, Mr. Walawender does not serve on any committees of the board of directors and is not expected to be selected to serve on any committees. In addition to being a director, Mr. Walawender has been appointed as Secretary of the Company.

Item 14.  Principal Accountant Fees and Services.

The Company’s independent accountants, Plante & Moran PLLC, were engaged on July 16, 2004. Fees paid to the Plante & Moran PLLC during 2006 and 2005 are as follows:

	2006	2005
Audit Fees	$11,725	$15,295
Audit Related Fees	-0-	-0-
Tax Fees	500	4,500
All Other Fees	-0-	-0-

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements (the “reviews”). This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the reviews and for services in connection with Securities and Exchange Commission filings.

Audit Related Fees. There were no audit related fees paid.

Tax Fees. This category includes fees to prepare the Company’s federal and state income tax returns for the year ended December 31, 2004.

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

The Board of Directors requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. The Board of Directors has delegated to the chairman authority to approve permitted services provided that the chairman reports any decisions to the Board of Directors at its next scheduled meeting.

Following the Net Asset Sale on March 31, 2004, the Board of Directors of the Company has fulfilled the functions of the audit committee. The newly constituted Board of Directors engaged the firm of Plante & Moran LLC on July 16, 2004 to perform quarterly reviews beginning with the quarter ended June 30, 2004 and the annual audits beginning with the year ended December 31, 2004. It also engaged the firm of Plante & Moran LLC in 2005 to prepare the Company’s federal and state income tax returns for the year ended December 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Sandston Corporation

By:	/s/ Daniel J. Dorman	Dated: March 5, 2007
Daniel J. Dorman, Chairman and CEO
and Principal Financial Officer

By:	/s/ Laurence J. De Fiore	Dated: March 5, 2007
Lawrence J. De Fiore, Director

By:	/s/ Richard A. Walawender	Dated: March 5, 2007
Richard A. Walawender, Director

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.01	Amended and Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.01	Amended and Restated Bylaws, as amended, filed as Exhibit 3.02 to the Registrant's Form 10-KSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.01	Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.

23.01	Consent of Plante & Moran**

31.01	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).*

31.02	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

**	Filed herewith.

Management contracts and compensatory plans or arrangements:

The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

10.01	Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.

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

Consolidated Financial Statements
and Report of
Independent Registered Accounting Firm

Sandston Corporation

December 31, 2006 and 2005

SANDSTON CORPORATION

Table of Contents
Page

Report of Independent Registered Accounting Firm	F-2

Balance Sheets as of December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the years ended
December 31, 2006 and 2005	F-4

Consolidated Statement of Stockholders' Equity for the years ended
December 31, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2006 and 2005	F-6

Notes to Financial Statements	F-7 to F-9

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors

Sandston Corporation:

We have audited the accompanying balance sheets of Sandston Corporation as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandston Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

February 26, 2007
Auburn Hills, Michigan

Sandston Corporation
Balance Sheets
December 31, 2006 and 2005

	December 31,
	2006	2005

Assets
Current assets:
Cash	$98,459	$10,654
Deposit	1,800	-

Total assets	$100,259	$10,654

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$646	$14,038
Accrued liabilities	-	3,000
Total current liabilities	646	17,038

Stockholders' equity:

Common stock, no par value; 30,000,000 shares authorized; 10,796,981 shares outstanding at December 31, 2006 and 8,396,981 shares outstanding at December 31, 2005	33,799,784	33,679,784
Accumulated deficit	(33,700,171)	(33,686,168)
Total stockholders' equity (deficit)	99,613	(6,384)

Total liabilities and stockholders' equity	$100,259	$10,654

See accompanying notes to financial statements.

Sandston Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	Year Ended December 31,
	2006		2005

Net revenues		$-	$-

General and administrative expenses		14,003	36,798

Operating loss from continuing operations		(14,003)	(36,798)
Income taxes		-	-

Net loss		$(14,003)	$(36,798)

Loss per share - basic and diluted (Note 2):	$	nil	$(0.01)
Weighted average shares - basic and diluted (Note 2):		8,462,734	8,396,981

See accompanying notes to financial statements.

Sandston Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2006 and 2005

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2005	8,396,981	$33,679,784	$(33,649,370)	$30,414

Net loss for the year ended December 31, 2005			(36,798)	(36,798)

Balance, December 31, 2005	8,396,981	33,679,784	(33,686,168)	(6,384)

Issuance of common stock	2,400,000	120,000		120,000

Net loss for the year ended December 31, 2006			(14,003)	(14,003)

Balance, December 31, 2006	10,796,981	$33,799,784	$(33,700,171)	$99,613

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(14,003)	$(36,798)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Change in current assets and liabilities that provided cash:
Deposits	(1,800)	-
Accounts payable	(13,392)	4,166
Accrued liabilities	(3,000)	1,000
Net cash used in operating activities	(32,195)	(31,632)

Cash flows from financing activities:
Loan from majority shareholder	15,000	-
Issuance of common stock	105,000	-
Net cash provided by financing activites	120,000	-
Net increase (decrease) in cash and cash equivalents	87,805	(31,632)
Cash at beginning of year	10,654	42,286
Cash at end of year	$98,459	$10,654

Supplemental Disclosures of Non-Cash Financing
And Investing Activities:
Common stock issued in satisfaction of loan from majority shareholder	$15,000	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to financial statements.

Sandston Corporation
Notes to Financial Statements
December 31, 2006 and 2005

(1) Basis of Presentation and Business

Pursuant to a recommendation of the Company’s Board of Directors and approval by its shareholders on January 13, 2004, the Company sold to NC Acquisition Corporation (the "Purchaser") on March 31, 2004 all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, subsidiaries, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash and it had no liabilities. It also retained no subsidiaries. On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the “Company”) and to implement a shareholder approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share. On April 1, 2004 the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s new Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company and currently is the beneficial owner of 54.17% of the Company’s outstanding common stock.

Effective April 1, 2004, the Company became a "public shell" corporation.

The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies. The Company expects to target companies in multiple industry groups. The Company has yet to acquire, or enter into an agreement to acquire, any company or entity.

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

Liquidity and Management Plans

The Company became a "public shell" corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering sundry and various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services. These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, and from $120,000 of proceeds from the sale, through a private placement, of unregistered common stock in December 2006 to certain accredited investors.

(2) Summary of Accounting Principles

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

Sandston Corporation
Notes to Financial Statements
December 31, 2006 and 2005
Stock Option Plans

The Company's Long-Term Incentive Plan (the “Incentive Plan"), adopted in April 1999, provides for the granting of awards to purchase a total of 250,000 shares of common stock to key employees and others. No options were granted in 2006 or 2005.

Loss Per Share

Loss per share is calculated using the weighted average number of common shares outstanding during the years presented. The weighted average shares outstanding used in computing loss per share was 8,462,734 in 2006 and 8,396,981 in 2005. There are no outstanding dilutive stock options and warrants. All outstanding stock options and warrants were cancelled effective with the Net Asset Sale.

(4) Taxes on Income

Income tax expense is $-0- for both 2006 and 2005, including $-0- in current taxes and $-0- in deferred taxes for both 2006 and 2005.

A reconciliation of income tax expense recognized to income taxes at statutory rates is as follows:

	Year Ended December 31,
	2006	2005

Income tax at statutory rates	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%

Total income tax expense rate	0.0%	0.0%

At December 31, 2006, the Company has net operating loss carryforwards of approximately $125,000 that can be used to offset future taxable income, resulting in gross deferred tax assets of approximately $43,000. These loss carryforwards expire in varying amounts through 2026. Realization of these carryforwards is subject to annual limitations under current IRS regulations pursuant to change in control provisions and is dependent on the existence of future taxable income. At December 31, 2006 and 2005, a valuation allowance has been recognized for the entire amount of the Company's net deferred tax assets. The valuation allowance increased by $8,000 at December 31, 2006 to $43,000 from $35,000 at December 31, 2005.

(5) Employee Benefit Plan

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

Sandston Corporation
Notes to Financial Statements
December 31, 2006 and 2005

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004. There were no option grants in the years ended December 31, 2006 and 2005, and there are no outstanding options as of December 31, 2006 or 2005.

401(k) Plan and Trust

The Company had established defined-contribution retirement plans for all eligible employees, and pursuant to the Net Asset Sale, all defined contribution plans covering all employees of the discontinued businesses were transferred to the Purchaser. The Company has no retirement plans.

(6) Commitments and Contingencies

In connection with the Net Asset Sale on March 31, 2006 to NC Acquisition Corp. (“NCAC”) NCAC assumed all of Nematron’s liabilities existing as of that date. In addition, under the Asset Purchase Agreement, NCAC agreed to assume and indemnify and hold Sandston harmless of and from any and all liabilities “of any kind, fixed or contingent, known or unknown, matured or unmatured, liquidated or unliquidated, secured or unsecured” arising prior to the date of the Asset Purchase Agreement.

According to the court documents filed in 2005 described below, however, on November 6, 2002, the Official Receiver in the bankruptcy of Nematron Europe, B.V., a Dutch company (the “Judgment Creditor”), obtained a default judgment in the amount of approximately the equivalent of $200,000, plus statutory interest, from the District Court (Third Single-Judge Division) in Amsterdam, The Netherlands against Nematron, relating to certain debts allegedly owed by Nematron to the Judgment Creditor dating back to 1996. None of Sandston’s current officers or directors knew about the claim or the litigation at the time they became officers and directors.

On March 15, 2005, Judgment Creditor instituted an action against Sandston in Washtenaw Circuit Court in the state of Michigan to enter the foreign default judgment issued by the court in Amsterdam. Sandston’ management notified NCAC and its owners of this action and demanded that it comply with its obligation to pay the claim, but it had not yet done so. The Judgment Creditor later added NCAC as well its affiliate, Nemaco, Inc., as an additional defendant in the Michigan action.

Based on the Asset Purchase Agreement provisions described above, in addition to the substantive merits of the claim, our belief and position has been that we have no liability in this case, and we made it clear to the Judgment Creditor that we do not intend to pay any amount to settle this claim, as NCAC and its successors in interest and owners are responsible for the entire matter. In the fourth quarter of 2006, in accordance with our position, the Company and the Judgment Creditor entered into an Assignment of Claims and Indemnity Agreement and Covenant Not to Enforce Judgment (“Agreement”). Pursuant to the Agreement, Sandston assigned to the Judgment Creditor all of its rights and claims that the Sandston may have against NCAC and its affiliates, in return for which the Judgment Creditor agreed not to enforce or otherwise seek to pursue the foreign judgment against Sandston.

The Agreement was approved by the District Court in The Netherlands and signed by both the Company and the Judgment Creditor on October 10, 2006. We believe the Agreement releases the Company from this proceeding and that we will have no further involvement in the proceedings.