Form 10QSB
period 2007-03-31
SANDSTON CORP
filed 2007-05-04
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

10,796,981 shares outstanding as of May 2, 2007

Transitional Small Business Disclosure Format: [  ] YES [X] NO

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation
Condensed Balance Sheet
March 31, 2007 and December 31, 2006

	March 31,
	2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash	$86,155	$98,459
Deposit	1,800	1,800

Total assets	$87,955	$100,259

Liabilities and Shareholders’ Equity

Current liabilities - accounts payable	$1,501	$646

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized,
10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,713,330)	(33,700,171)

Total shareholders’ equity	86,454	99,613

Total liabilities and shareholders’ equity	$87,955	$100,259

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For the Three Month Periods Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net revenues	$-	$-
General and administrative expenses	13,159	11,929

Operating loss	(13,159)	(11,929)
Income taxes	-	-

Net loss	$(13,159)	$(11,929)

Per share amounts - basic and diluted (Note 2)	$0.00	$0.00
Weighted average shares outstanding - basic and diluted (Note 2)	10,796,981	8,396,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Three Month Periods Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(13,159)	$(11,929)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Changes in assets and liabilities that provided cash:
Accounts payable	855	1,358
Accrued expenses	-	4,000
Net cash used in operating activities	(12,304)	(6,571)

Net decrease in cash	(12,304)	(6,571)
Cash at beginning of period	98,459	10,654

Cash at end of period	$86,155	$4,083

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three Month Periods Ended March 31, 2007 and 2006

Note 1 - Basis of Presentation

Pursuant to a recommendation of the Company’s Board of Directors and approval by its shareholders on January 13, 2004, the Company sold to NC Acquisition Corporation (the "Purchaser") on March 31, 2004 all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, subsidiaries, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash and it had no liabilities. It also retained no subsidiaries. On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the “Company”) and to implement a shareholder approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share. On April 1, 2004 the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company and currently is the beneficial owner of 48.6% of the Company’s outstanding common stock.

Effective April 1, 2004, the Company became a "public shell" corporation.

The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies. The Company expects to target companies in multiple industry groups. The Company has yet to acquire, or enter into an agreement to acquire, any company or entity.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. Certain infor-mation and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-KSB.

The results of the operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has no revenue generating activities.

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

Note 2 - Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three month periods ended March 31, 2007 and 2006 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1. Pursuant to the terms of the agreements underlying the Net Asset Sale, all outstanding dilutive securities, including stock options, warrants and conversion rights under all employee and director option plans and various warrant and note agreements, were cancelled effective March 31, 2004 and are no longer outstanding.

Item 2. Management's Discussion and Analysis of Results of Operations

Three Month Periods Ended March 31, 2007 and 2006

Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-QSB. As described therein, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004. Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $13,159 and $11,929 for the three-month periods ended March 31, 2007 and 2006, respectively. The increase of $1,230, or 10.3%, is due primarily to additional administrative services required in the current period compared to the year earlier period.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004. In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000. As reflected in the accompanying balance sheet at March 31, 2007, cash totals $86,155. Based on such balance and management’s forecast of activity levels during the foreseeable future, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Uncertainties Relating to Forward Looking Statements

"Item 2 - Management's Discussion and Analysis of Results of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While management of the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

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

Based on his evaluation as of March 31, 2007, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)    Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

May 2, 2007	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of President, CEO (Principal Executive Officer) and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002