Form 10QSB
period 2007-06-30
SANDSTON CORP
filed 2007-08-09
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

10,796,981 shares outstanding as of August 9, 2007

Transitional Small Business Disclosure Format:   ☐ YES   ☒ NO

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation
Condensed Balance Sheet
June 30, 2007 and December 31, 2006

	June 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash	$83,300	$98,459
Deposit	1,800	1,800
Total assets	$85,100	$100,259

Liabilities and Shareholders’ Equity

Current liabilities - accounts payable	$6,554	$646

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized, 10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,721,238)	(33,700,171)
Total shareholders’ equity	78,546	99,613
Total liabilities and shareholders’ equity	$85,100	$100,259

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Six-Month Periods Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$—	$—	$—	$—
General and administrative expenses	7,910	2,336	21,067	14,265
Loss before income taxes	(7,910)	(2,336)	(21,067)	(14,265)
Income taxes	—	—	—	—
Net loss	$(7,910)	$(2,336)	$(21,067)	$(14,265)
Loss per share amounts - basic and diluted (Note 2):	$—	$—	$—	$—
Weighted average shares outstanding - basic and diluted (Note 2):	10,796,981	8,396,981	10,796,981	8,396,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For The Three- and Six-Month Periods Ended June 30, 2007 and 2006

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(21,067)	$(14,265)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in assets and liabilities that provided cash:
Accounts payable	5,908	(3,951)
Net cash used in operating activities	(15,159)	(18,216)
Cash flows from operating activities:
Advance from shareholder	—	15,000
Net decrease in cash	(15,159)	(3,216)
Cash at beginning of period	98,459	10,654
Cash at end of period	$83,300	$7,438
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three- and Six Month Periods Ended June 30, 2007 and 2006

Note 1 - Basis of Presentation

Pursuant to a recommendation of the Company’s Board of Directors and approval by its shareholders on January 13, 2004, the Company sold to NC Acquisition Corporation (the "Purchaser") on March 31, 2004 all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, subsidiaries, goodwill, and other intangibles, except for $30,000 in cash (the "Net Asset Sale"). The Purchaser also assumed all of the Company’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash and it had no liabilities. It also retained no subsidiaries. On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the “Company”) and to implement a shareholder approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share. On April 1, 2004 the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.5% of the then outstanding common stock of the Company and currently is the beneficial owner of 48.6% of the Company’s outstanding common stock.

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

The results of the operations for the three- and six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

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

Note 2 - Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and six-month periods ended June 30, 2007 and 2006 have been adjusted to give effect to the one-for-five reverse stock split discussed in Note 1. Pursuant to the terms of the agreements underlying the Net Asset Sale, all outstanding dilutive securities, including stock options, warrants and conversion rights under all employee and director option plans and various warrant and note agreements, were cancelled effective March 31, 2004 and are no longer outstanding.

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

Three Month Periods Ended June 30, 2007 and 2006

Direct administrative expenses of the Company totaled $7,910 and $2,336 for the three-month periods ended June 30, 2007 and 2006, respectively. The increase of $5,574, or 238.6%, is due to additional administrative services required in the current period compared to the year earlier period. These services related to the costs for legal, printing and other services for the Company’s annual meeting held in 2007; there was no annual meeting in the year earlier period.

Six Month Periods Ended June 30, 2007 and 2006

Direct administrative expenses of the Company totaled $21,067 and $14,265 for the six-month periods ended June 30, 2007 and 2006, respectively. The increase of $5,574, or 238.6%, is due to additional administrative services required in the current period compared to the year earlier period. These services related to the costs for legal, printing and other services for the Company’s annual meeting held in 2007; there was no annual meeting in the year earlier period.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004. In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000. As reflected in the accompanying balance sheet at June 30, 2007, cash totals $83,300. Based on such balance and management’s forecast of activity levels during the foreseeable future, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Based on his evaluation as of June 30, 2007, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 18, 2007 in Troy, Michigan. There was one matter submitted to a vote of security holders, which was the election of three directors.
	For	Against

Daniel J. Dorman (Term Expires 2010)	6,048,257	0
Lawrence J. De Fiore (Term Expires 2009)	6,048,257	0
Richard A. Walawender (Term Expires 2008)	6,048,257	0

Item 6.	Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDSTON CORPORATION

Date: August 9, 2007	By:	/s/ Daniel J. Dorman

Name: Daniel J. Dorman Title: President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of President, CEO (Principal Executive Officer) and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002