Form 10KSB
period 2007-12-31
SANDSTON CORP
filed 2008-03-07
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from____________________ to__________________

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

The aggregate market value of the voting stock held by non-affiliates as of March 5, 2008, computed by reference to the closing price of such stock on such date as quoted on the OTCBB, was approximately $2,957,000. For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 5, 2008 was 10,796,981.

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

Corporate History and Overview of Plans Subsequent to Date of Filing Form 10-KSB

Prior to April 1, 2004, Sandston Corporation was named Nematron Corporation (“Nematron” or the “Company”), which was incorporated in Michigan in October 1983. In 1986, Nematron became a wholly owned subsidiary of Interface Systems, Inc. ("Interface"). On February 26, 1993, Nematron became an independent publicly-traded company as a result of a spin-off from Interface, which was effected by the distribution of 100% of the shares of Nematron on a pro rata basis to Interface's shareholders. Pursuant to a recommendation of Nematron Corporation’s Board of Directors and approval by its shareholders on January 13, 2004, on March 31, 2004 Nematron sold to NC Acquisition Corp. ("NCAC") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, and all subsidiaries except for $30,000 in cash, (the "Net Asset Sale"). NCAC also assumed all of Nematron’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron’s only remaining assets were $30,000 in cash; it retained no liabilities. Pursuant to the Net Asset Sale, and effective April 1, 2004 the Company has no subsidiaries. On April 1, 2004 Nematron amended its Articles of Incorporation to change its name to Sandston Corporation (the “Company”) and implemented a shareholder-approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share. Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company’s Chairman of the Board, CEO and President following such stock purchase. By virtue of its purchase of common stock, Dorman Industries became the owner of 62.5% of the outstanding common stock of the Company, and currently is the beneficial owner of 48.6% of the Company’s outstanding common stock. Patricia A. Dorman, Dan Dorman’s wife, is the beneficial owner of an additional 5.5% of the Company’s outstanding common stock.

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

General Overview

The business of the Company since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. There have been no revenue generating activities since April 1, 2004. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $30,288 and $14,003 for the years ended December 31, 2007 and 2006, respectively.

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

Employees

The Company has no employees.

Item 2. Description of Properties.

The Company does not own or lease any property. The Company's headquarters are located in space provided by Dorman Industries. Dorman Industries leases the space from a third party. The Company uses the office equipment and furniture of Dorman Industries to conduct its business. Dorman Industries has not charged the Company for the use of its property and equipment.

Item 3. Legal Proceedings.

None.

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

2007	High	Low
First Quarter	$0.15	$0.10
Second Quarter	0.20	0.10
Third Quarter	0.25	0.10
Fourth Quarter	0.23	0.10

2006	High	Low
First Quarter	$0.08	$0.04
Second Quarter	0.06	0.04
Third Quarter	0.05	0.04
Fourth Quarter	0.20	0.04

There are approximately 200 holders of record of the Company's Common Stock as of March 5, 2008.

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

Results of Operations:

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The business of the Company in 2007 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. There were no revenue generating activities. The Company has had no employees since April 1, 2004. The administrative activities of the Company since April 1, 2004 have been performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the year ended December 31, 2007 totaled $30,288, an increase of $16,285, or 116.3%, compared to $14,003 incurred for the year ended December 31, 2006. The increase is due primarily to the absence of a reversal of estimated expenses accrued at the end of 2005 and corrected in 2006 which reduced expenses in 2006 by $7,100, and by the increase in professional services related to preparation for the annual meeting in 2007; no annual meeting was held in 2006.

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

Liquidity and Capital Resources

Primary sources of liquidity since the Company became a “public shell” following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004. In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000. As reflected in the accompanying balance sheet at December 31, 2007, cash totals $69,062. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors of the Company

Certain information relating to the persons who are the directors of the Company is set forth below.

Name	Age	Principal Occupation	Director Since	Term Expires

Daniel J. Dorman	45	President of Dorman Industries, LLC, a company that beneficially owns 48.6% of the outstanding Common Stock of the Company (1)	2004	2010
Lawrence J. De Fiore	47	CPA and shareholder and officer of DeFiore Spalding, P.C., a public accounting firm	2004	2009
Richard A. Walawender	47	Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC.	2006	2008

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

Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2007, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

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

Name and Principal		Annual Compensation		Long Term Compensation Awards	All Other Compensation
Occupation	Year	Salary ($)	Bonus ($)	Options (#)	($)

Daniel J. Dorman,	2007	$-0-	$-0-	-0-	$-0-
President and Chief	2006	$-0-	$-0-	-0-	$-0-
Executive Officer	2005	$-0-	$-0-	-0-	$-0-

SUMMARY COMPENSATION TABLE

Options

The following table sets forth information concerning options granted to the Named Executive in the year ended December 31, 2007.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted To Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Daniel J. Dorman	-0-	-0-%	—	—

The Named Executive did not exercise any options in the year ended December 31, 2007. The following table provides information with respect to unexercised options held by the Named Executive as of December 31, 2007.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End (Number)		Value of Unexercised In-the-Money Options at Year End (Dollars) (1)
Name	Exercisable (1)	Unexercisable	Exercisable	Unexercisable

Daniel J. Dorman	-0-	-0-	$-0-	$-0-

(1)
Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the OTCBB at the end of 2007 and the option exercise price.

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004, and there are no outstanding options as of December 31, 2007 or 2006.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of December 31, 2007 with respect to the beneficial ownership of Common Stock by current directors, each executive officer named in the Summary Compensation Table under “Executive Compensation”, all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a “5% Owner”). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

The share information included in the following table has been adjusted for the five-for-one reverse stock split approved by the shareholders at the Annual Meeting of Shareholders held on January 13, 2004.

	Number of Shares
Name	Beneficially Owned	Percent of Class (4)

Directors and Management:
Daniel J. Dorman (1)	5,248,257	48.61%
Lawrence J. De Fiore (2)	400,000	3.70%
Richard A. Walawender (3)	200,000	1.85%
All directors and executive officers as group (3 persons)	6,448,257	59.72%

5% Owners:
Daniel J. Dorman (1)	5,248,257	48.61%
Patricia A. Dorman	600,000	5.56%

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

(4)
The number of shares and percentages were determined as of December 31, 2007. At that date 10,796,981 shares of stock were outstanding. There were no outstanding common stock equivalents at that date or subsequent thereto to the date of this filing.

Item 12. Certain Relationships and Related Transactions.

Mr. Walawender is a Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC. In 2007, Miller, Canfield, Paddock and Stone, PLC provided legal services to the Company at no charge.

Item 13. Exhibits and Reports on Form 8-K.

(a)
The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section, which follows the financial section of this report) and are incorporated herein by reference.

(1)	The Company has not filed any current report on Form 8-K during the forth quarter ended December 31, 2007.

Item 14.  Principal Accountant Fees and Services.

The Company’s independent accountants, Plante & Moran PLLC, were engaged on July 16, 2004. Fees paid to the Plante & Moran PLLC during 2007 and 2006 are as follows:

	2007	2006
Audit Fees	$9,398	$11,725
Audit Related Fees	-0-	-0-
Tax Fees	-0-	500
All Other Fees	-0-	-0-

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

Sandston Corporation
By:	/s/ Daniel J. Dorman	Dated:	March 5, 2008
Daniel J. Dorman, Chairman and CEO
and Principal Financial Officer

By:	/s/ Laurence J. De Fiore	Dated:	March 5, 2008
Lawrence J. De Fiore, Director

By:	/s/ Richard A. Walawender	Dated:	March 5, 2008
Richard A. Walawender, Director

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.01	Amended and Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.01	Amended and Restated Bylaws, as amended, filed as Exhibit 3.02 to the Registrant's Form 10-KSB for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.01	Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.

23.01	Consent of Plante & Moran**

31.01	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).*

31.02	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

**	Filed herewith.

Management contracts and compensatory plans or arrangements:

The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

10.01	Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.

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

December 31, 2007 and 2006

SANDSTON CORPORATION

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors
Sandston Corporation:

We have audited the accompanying balance sheets of Sandston Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Sandston Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opnion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandston Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

March 5, 2008
Auburn Hills, Michigan

Sandston Corporation
Balance Sheets
December 31, 2007 and 2006

	December 31,
	2007	2006

Assets

Current assets:
Cash	$69,062	$98,459
Deposit	1,800	1,800

Total assets	$70,862	$100,259

Liabilities and Stockholders' Equity

Current liabilities - Accounts payable	$1,537	$646

Stockholders' equity:
Common stock, no par value; 30,000,000 shares authorized; 10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,730,459)	(33,700,171)
Total stockholders' equity	69,325	99,613

Total liabilities and stockholders' equity	$70,862	$100,259

See accompanying notes to financial statements.

Sandston Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	Year Ended December 31,
	2007		2006
Net revenues		$-		$-

General and administrative expenses		30,288		14,003

Operating loss		(30,288)		(14,003)
Income taxes		-		-

Net loss		$(30,288)		$(14,003)

Loss per share - basic and diluted (Note 2):	$	nil	$	nil
Weighted average shares - basic and diluted (Note 2):		10,796,981		8,462,734

See accompanying notes to financial statements.

Sandston Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2006	8,396,981	$33,679,784	$(33,686,168)	$(6,384)

Issuance of common stock	2,400,000	120,000		120,000

Net loss for the year ended December 31, 2006			(14,003)	(14,003)

Balance, December 31, 2006	10,796,981	33,799,784	(33,700,171)	99,613

Net loss for the year ended December 31, 2007			(30,288)	(30,288)

Balance, December 31, 2007	10,796,981	$33,799,784	$(33,730,459)	$69,325

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(30,288)	$(14,003)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in current assets and liabilities that provided cash:
Deposits	-	(1,800)
Accounts payable	891	(13,392)
Accrued liabilities	-	(3,000)
Net cash used in operating activities	(29,397)	(32,195)

Cash flows from financing activities:
Loan from majority shareholder	-	15,000
Issuance of common stock	-	105,000
Net cash provided by financing activites	-	120,000
Net increase (decrease) in cash and cash equivalents	(29,397)	87,805
Cash at beginning of year	98,459	10,654

Cash at end of year	$69,062	$98,459

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Common stock issued in satisfaction of loan from majority shareholder	$-	$15,000

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to financial statements.

Sandston Corporation
Notes to Financial Statements
December 31, 2007 and 2006

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

During the period prior to the Net Asset Sale, the Company’s businesses included 1) the design, manufacture, and marketing of environmentally ruggedized computers and computer displays known as industrial workstations; 2) the design, development and marketing of software for worldwide use in factory automation and control and in test and measurement environments; and 3) providing application engineering support to customers of its own and third parties’ products. These businesses were sold on March 31, 2004 to the Purchaser.

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

Sandston Corporation
Notes to Financial Statements
December 31, 2007 and 2006

Stock Option Plans

The Company's Long-Term Incentive Plan (the “Incentive Plan"), adopted in April 1999, provides for the granting of awards to purchase a total of 250,000 shares of common stock to key employees and others. No options were granted in 2007 or 2006.

Loss Per Share

Loss per share is calculated using the weighted average number of common shares outstanding during the years presented. The weighted average shares outstanding used in computing loss per share was 10,796,981 in 2007 and 8,462,734 in 2006. There are no outstanding dilutive stock options and warrants. All outstanding stock options and warrants were cancelled effective with the Net Asset Sale.

(4) Taxes on Income

Income tax expense is $-0- for both 2007 and 2006, including $-0- in current taxes and $-0- in deferred taxes for both 2007 and 2006.

A reconciliation of income tax expense recognized to income taxes at statutory rates is as follows:

	Year Ended December 31,
	2007	2006

Income tax at statutory rates	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%

Total income tax expense rate	0.0%	0.0%

At December 31, 2007, the Company has net operating loss carryforwards of approximately $160,000 that can be used to offset future taxable income, resulting in gross deferred tax assets of approximately $54,000. These loss carryforwards expire in varying amounts through 2027. Realization of these carryforwards is subject to annual limitations under current IRS regulations pursuant to change in control provisions and is dependent on the existence of future taxable income. At December 31, 2007 and 2006, a valuation allowance has been recognized for the entire amount of the Company's net deferred tax assets. The valuation allowance increased by $11,000 at December 31, 2007 to $54,000 from $43,000 at December 31, 2006.

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
December 31, 2007 and 2006

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004. There were no option grants in the years ended December 31, 2007 and 2006, and there are no outstanding options as of December 31, 2007 or 2006.

401(k) Plan and Trust

The Company had established defined-contribution retirement plans for all eligible employees, and pursuant to the Net Asset Sale, all defined contribution plans covering all employees of the discontinued businesses were transferred to the Purchaser. The Company has no retirement plans.