Form 10QSB
period 2008-03-31
SANDSTON CORP
filed 2008-05-13
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

10,796,981 shares outstanding as of May 9, 2008

Transitional Small Business Disclosure Format: [  ] YES [X] NO

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation
Condensed Balance Sheet
March 31, 2008 and December 31, 2007

	March 31,
	2008	December 31,
	(Unaudited)	2007
Assets
Current assets:
Cash	$64,892	$69,062
Deposit	1,800	1,800

Total assets	$66,692	$70,862

Liabilities and Shareholders’ Equity

Current liabilities - accounts payable	$7,955	$1,537

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized,
10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,741,047)	(33,730,459)

Total shareholders’ equity	58,737	69,325

Total liabilities and shareholders’ equity	$66,692	$70,862

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For the Three Month Periods Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net revenues	$-	$-
General and administrative expenses	10,588	13,159
Operating loss	(10,588)	(13,159)
Income taxes	-	-
Net loss	$(10,588)	$(13,159)

Per share amounts - basic and diluted (Note 2)	$0.00	$0.00
Weighted average shares outstanding - basic and diluted (Note 2)	10,796,981	10,796,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Three Month Periods Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,588)	$(13,159)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Changes in assets and liabilities that provided cash:
Accounts payable	6,418	855
Net cash used in operating activities	(4,170)	(12,304)
Net decrease in cash	(4,170)	(12,304)
Cash at beginning of period	69,062	98,459
Cash at end of period	$64,892	$86,155
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three Month Periods Ended March 31, 2008 and 2007

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

The results of the operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has no revenue generating activities.

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

Note 2 - Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three month periods ended March 31, 2008 and 2007 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1. The Company has no dilutive securities.

Item 2. Management's Discussion and Analysis of Results of Operations

Three Month Periods Ended March 31, 2008 and 2007

Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-QSB. As described therein, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004. Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $10,588 and $13,159 for the three-month periods ended March 31, 2008 and 2007, respectively. The decrease of $2,571, or 19.5%, is due primarily to less costly administrative services required in the current period compared to the year earlier period.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004. In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000. As reflected in the accompanying balance sheet at March 31, 2008, cash totals $64,892. Based on such balance and management’s forecast of activity levels during the foreseeable future, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Based on his evaluation as of March 31, 2008, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

May 9, 2008	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of President, CEO (Principal Executive Officer) and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002