Form 10KSB/A
period 2008-03-07
SANDSTON CORP
filed 2008-08-07
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(AMENDMENT NO. 1)
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from____________________ to__________________
Commission File Number: 0-21142

SANDSTON CORPORATION
(Name of small business issuer in its charter)

Michigan	38-2483796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40950 Woodward Avenue, Suite 303 Bloomfield Hills ,MI	48304
(Address of principal executive offices)	(ZipCode)

(248) 723-3007
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common stock, no par value	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes ☐ No

State the Issuer's revenues for its most recent fiscal year: $-0-

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

DOCUMENTS INCORPORATED BY REFERENCE: None
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT ☐ Yes ☒ No

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the period ending December 31, 2007, which was filed on March 7, 2008 (the ‘‘Form 10-KSB’’) to amend Item 8A, “Controls and Procedures”, replacing it in its entirety with Item 8A(T), “Controls and Procedures”.

This amendment does not result in any change to our original conclusion that our disclosure controls and our internal control over financial reporting is effective or amend our financial statements for the year ended December 31, 2007.

We have filed the following exhibits with this amendment:

Exhibit 31.01 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934;

Exhibit 31.022 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934;

Exhibit 32.01 Certification of Chief Executive Officer pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and

Exhibit 32.02 Certification of Chief Financial Officer pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the above-mentioned items, our Form 10-KSB has not been amended.

**********

Item 8A(T). Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that the information required to be disclosed in the reports it files with the Securities and Exchange Commission is collected and then processed, summarized and disclosed within the time periods specified in the rules of the Securities and Exchange Commission. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective.

(b) Internal Control Over Financial Reporting.

Management’ Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive officer and principal financial officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, management concluded there was no material weakness in our internal controls over financial reporting, and, accordingly, our controls are effective based on the above said criteria and guidance.

This Annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Changes in internal controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended)that occurred during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 13. Exhibits.

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Sandston Corporation
By:	/s/ Daniel J. Dorman	Dated:	August 7, 2008
Daniel J. Dorman, Chairman and CEO
and Principal Financial Officer

By:	/s/ Laurence J. De Fiore	Dated:	August 7, 2008
Lawrence J. De Fiore, Director

By:	/s/ Richard A. Walawender	Dated:	August 7, 2008
Richard A. Walawender, Director

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

31.01	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).*

31.02	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

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