Form 10-Q
period 2008-06-30
SANDSTON CORP
filed 2008-08-11
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting cmpany. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):shell company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non- Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ YES  ☐  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No par value Common Stock:

10,796,981 shares outstanding as of August 8, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation
Condensed Balance Sheet
June 30, 2008 and December 31, 2007

	June 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Current assets:
Cash	$54,952	$69,062
Deposit	1,800	1,800

Total assets	$56,752	$70,862

Liabilities and Shareholders’ Equity

Current liabilities - accounts payable	$3,114	$1,537

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized, 10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,746,146)	(33,730,459)

Total shareholders’ equity	53,638	69,325

Total liabilities and shareholders’ equity	$56,752	$70,862

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Six-Month Periods Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$-	$-	$-	$-
General and administrative expenses	5,099	7,910	15,687	21,067
Loss before income taxes	(5,099)	(7,910)	(15,687)	(21,067)
Income taxes	-	-	-	-
Net loss	$(5,099)	$(7,910)	$(15,687)	$(21,067)
Loss per share amounts – basic and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted (Note 2):	10,796,981	10,796,981	10,796,981	10,796,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For The Three- and Six-Month Periods Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,687)	$(21,067)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in liabilities that provided cash:
Accounts payable	1,577	5,908
Net cash used in operating activities	(14,110)	(15,159)
Net decrease in cash	(14,110)	(15,159)
Cash at beginning of period	69,062	98,459
Cash at end of period	$54,952	$83,300
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three- and Six Month Periods Ended June 30, 2008 and 2007

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

The results of the operations for the three month and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has no revenue generating activities.

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

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and six-month periods ended June 30, 2008 and 2007 have been adjusted to give effect to the one-for-five reverse stock split discussed in Note 1. The Company has no dilutive securities.

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

Three Month Periods Ended June 30, 2008 and 2007

Direct administrative expenses of the Company totaled $5,099 and $7,910 for the three-month periods ended June 30, 2008 and 2007, respectively. The decrease of $2,811, or 35.5%, is due to less administrative services required in the current period compared to the year earlier period. In 2007, the Company incurred costs for legal, printing and other services for the Company’s annual meeting held in 2007; there was no annual meeting in the current period.

Six Month Periods Ended June 30, 2008 and 2007

Direct administrative expenses of the Company totaled $15,687 and $21,067 for the six-month periods ended June 30, 2008 and 2007, respectively. The decrease of $5,380, or 25.5%, is due to additional administrative services required in the current period compared to the year earlier period. In 2007, the Company incurred costs for legal, printing and other services for the Company’s annual meeting held in 2007; there was no annual meeting in the current period.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004. In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000. As reflected in the accompanying balance sheet at June 30, 2008, cash totals $54,952. Based on such balance and management’s forecast of activity levels during the foreseeable future, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Uncertainties Relating to Forward Looking Statements

"Item 2 - Management's Discussion and Analysis of Results of Operation" and other parts of this Form 10-Q contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While management of the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

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

(b) Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although there have been no such changes in our internal control over financial reporting, the Company has taken steps to enhance the ability of its system of internal control over financial reporting to timely identify and respond to changes in SEC filing regulations related to non-accelerated filers.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

August 8, 2008	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification of President, CEO (Principal Executive Officer) and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002