Form 10KSB/A
period 2007-12-31
SANDSTON CORP
filed 2008-09-04
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(AMENDMENT NO. 2)
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

DOCUMENTS INCORPORATED BY REFERENCE: None
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT ☐ Yes ☒ No

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the period ending December 31, 2007, which was filed on March 7, 2008 and amended on August 7, 2008 (the ‘‘Form 10-KSB’’) to amend Item 8A, “Controls and Procedures”, in its entirety to read as set forth below in Item 8A(T), “Controls and Procedures”.

In this amendment, and as explained below, we have concluded that our disclosure controls and procedures were not effective as of the end of our fiscal year ended December 31, 2007. However, this amendment does not result in any change to our original conclusion that our internal control over financial reporting is effective or amend our financial statements for our fiscal year ended December 31, 2007.

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

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that the information required to be disclosed in the reports it files with the Securities and Exchange Commission is collected and then processed, summarized and disclosed within the time periods specified in the rules of the Securities and Exchange Commission. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of our fiscal year ended December 31, 2007 for the reason that follows: Even though management had timely performed its assessment of internal control over financial reporting, the Company failed to include that report in its Annual Report on Form 10-KSB filed March 7,2008. Such disclosure was required due to changes in SEC filing regulations related to non-accelerated filers and smaller reporting companies such as the Company. As a result of such failure the Company has taken steps to enhance the ability of its system of disclosure controls and procedures to timely identify and respond to changes in SEC filing regulations applicable to the Company.

It is to be noted that our conclusion that our disclosure controls and procedures were not effective as of the end of our fiscal year ended December 31,2007 did not result in any change to our original conclusion that our internal control over financial reporting was effective or in any change to our financial statements for the fiscal year ended December 31,2007.

(b) Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

Sandston Corporation
By:	/s/ Daniel J. Dorman	Dated:	September 3, 2008
Daniel J. Dorman, Chairman and CEO
and Principal Financial Officer

By:	/s/ Laurence J. De Fiore	Dated:	September 3, 2008
Lawrence J. De Fiore, Director

By:	/s/ Richard A. Walawender	Dated:	September 3, 2008
Richard A. Walawender, Director

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

31.01	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).*

31.02	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

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