Form 10-Q
period 2008-09-30
SANDSTON CORP
filed 2008-11-07
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non- Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ YES   ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No par value Common Stock:

10,796,981 shares outstanding as of November 7, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation
Condensed Balance Sheet
September 30, 2008 and December 31, 2007

	September 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Current assets:
Cash	$50,909	$69,062
Deposit	1,800	1,800

Total assets	$52,709	$70,862

Liabilities and Shareholders’ Equity

Current liabilities - accounts payable	$4,048	$1,537

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized, 10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,751,123)	(33,730,459)

Total shareholders’ equity	48,661	69,325

Total liabilities and shareholders’ equity	$52,709	$70,862

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Nine-Month Periods Ended September 30, 2008 and 2007

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$-	$-	$-	$-
General and administrative expenses	4,977	4,313	20,664	25,380

Loss before income taxes	(4,977)	(4,313)	(20,664)	(25,380)
Income taxes	-	-	-	-
Net loss	$(4,977)	$(4,313)	$(20,664)	$(25,380)

Loss per share amounts – basic and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted (Note 2):	10,796,981	10,796,981	10,796,981	10,796,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For The Three- and Nine-Month Periods Ended September 30, 2008 and 2007

	Nine Months Ended Sept. 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(20,664)	$(25,380)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in liabilities that provided cash:
Accounts payable	2,511	788
Net cash used in operating activities	(18,153)	(24,592)
Net decrease in cash	(18,153)	(24,592)
Cash at beginning of period	69,062	98,459
Cash at end of period	$50,909	$73,867
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three- and Nine-Month Periods Ended September 30, 2008 and 2007

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

The results of the operations for the three- and nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has no revenue generating activities.

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

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and nine-month periods ended September 30, 2008 and 2007 have been adjusted to give effect to the one-for-five reverse stock split discussed in Note 1. The Company has no dilutive securities.

Item 2. Management's Discussion and Analysis of Results of Operations

Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-Q. As described therein, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004. Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting, and administrative activities. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President, and Principal Financial Officer.

Three Month Periods Ended September 30, 2008 and 2007

Direct administrative expenses of the Company totaled $4,977 and $4,313 for the three-month periods ended September 30, 2008 and 2007, respectively. The increase of $664, or 15.4%, is due to more administrative services required in the current period compared to the year earlier period.

Nine Month Periods Ended September 30, 2008 and 2007

Direct administrative expenses of the Company totaled $20,664 and $25,380 for the nine-month periods ended September 30, 2008 and 2007, respectively. The decrease of $4,716, or 18.6%, is due to fewer administrative services required in the current period compared to the year earlier period. In 2007, the Company incurred costs for legal, printing and other services for the Company’s annual meeting held in 2007; there was no annual meeting in the current period.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004. In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000. As reflected in the accompanying balance sheet at September 30, 2008, cash totals $50,909. Based on such balance and management’s forecast of activity levels during the foreseeable future, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Based on its evaluation of disclosure controls and procedures in effect at December 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of our fiscal year ended December 31, 2007 for the reason that follows: Even though management had timely performed its assessment of internal control over financial reporting, the Company failed to include that report in its Annual Report on Form 10-KSB filed March 7, 2008. Such disclosure was required due to changes in SEC filing regulations related to non-accelerated filers and smaller reporting companies such as the Company.

As a result of such failure, the Company has taken steps to enhance the ability of its system of disclosure controls and procedures to timely identify and respond to changes in SEC filing regulations applicable to the Company. It is to be noted that our conclusion that our disclosure controls and procedures were not effective as of the end of our fiscal year ended December 31, 2007 did not result in any change to our original conclusion that our internal control over financial reporting was effective or in any change to our financial statements for the fiscal year ended December 31, 2007.

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

Sandston Corporation

November 7, 2008	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of President, CEO (Principal Executive Officer) and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002