Form 10-K
period 2008-12-31
SANDSTON CORP
filed 2009-03-27
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008    or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☒ No

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes     ☐ No

The aggregate market value of the voting stock held by non-affiliates as of March 25, 2009, computed by reference to the closing price of such stock on such date as quoted on the OTCBB, was approximately $2,957,000.  For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 25, 2009 was 10,796,981.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORM 10-K
TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, including information about or related to our future results, certain projections and business trends.  We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions.

Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words  “believes,” “anticipates,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” “may,” “should,” “would,” “projects,” “predicts,” “continues,” and similar expressions or the negative of these terms constitute forward-looking statements that involve risks and uncertainties are intended to identify forward-looking statements.

Although we believe that our assumptions underlying our forward-looking statements are reasonable, any or all of the assumptions could prove inaccurate, and we may not realize the results contemplated by our forward-looking statements.  Indeed, because our forward-looking statements are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties, our actual results could differ materially from those contemplated by such forward-looking statements.  Moreover, management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, cause our actual results to differ materially from those contemplated by our forward-looking statements.

We cannot assure you that we will be successful in our efforts to acquire an operating business or that any such acquisition will result in our future profitability.  Our failure to successfully acquire an operating business could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements, even if new information becomes available or other events occur.

Item 1.	Business.

Corporate History

Prior to April 1, 2004, Sandston Corporation was named Nematron Corporation (“Nematron” or the “Company”), which was incorporated in Michigan in October 1983.  In 1986, Nematron became a wholly owned subsidiary of Interface Systems, Inc. ("Interface").  The former business of Nematron was the design, manufacture and marketing of factory automation products, including computer hardware and software products.  On March 31, 2004 Nematron sold to NC Acquisition Corp. ("NCAC") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, and all subsidiaries except for $30,000 in cash, (the "Net Asset Sale").  NCAC also assumed all of Nematron’s liabilities pursuant to the Net Asset Sale.  Following the Net Asset Sale, Nematron’s only remaining assets were $30,000 in cash; it retained no liabilities.  Pursuant to the Net Asset Sale, and effective April 1, 2004 the Company has no subsidiaries.  On April 1, 2004 Nematron amended its Articles of Incorporation to change its name to Sandston Corporation (the “Company”) and implemented a shareholder-approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share.  Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000.  Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company’s Chairman of the Board, CEO and President following such stock purchase.  By virtue of its purchase of common stock, Dorman Industries became the owner of 62.5% of the outstanding common stock of the Company, and currently is the beneficial owner of 48.6% of the Company’s outstanding common stock.  Patricia A. Dorman, Mr. Dorman’s wife, is the beneficial owner of an additional 5.5% of the Company’s outstanding common stock.

The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies.  The Company expects to target companies in multiple industry groups.  The Company has yet to acquire, or enter into an agreement to acquire, any company or business operations.  See Item 1A. Risk Factors.

The Company's principal executive offices are located at 40950 Woodward Avenue, Suite 304, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 723-3007.

Description of Business

The business of the Company since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities.  The Company has had no revenue generating activities since April 1, 2004, nor has it had any employees since that date.  The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer.  Direct administrative expenses of the Company totaled $24,840 and $30,288 for the years ended December 31, 2008 and 2007, respectively.

Employees

The Company has no employees.

Item1A.	Risk Factors.

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATED TO SANDSTON CORPORATION

WE HAVE HAD NO OPERATING HISTORY SINCE APRIL 2004 AND NO REVENUES OR EARNINGS FROM OPERATIONS SINCE APRIL 2004

We have no material assets.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business entity.  There is no assurance that we can continue financing our administrative expenses out of available funds or that we will be able to raise additional funds to cover any shortfall.  There is no assurance that we can identify such a business entity and consummate such an agreement or combination.

WE WILL HAVE NO OPERATING HISTORY AND THEREFORE WE WILL BE SUBJECT TO THE RISKS INHERENT IN ESTABLISHING A NEW BUSINESS

We have not identified what our new line of business will be; therefore, we cannot fully describe the specific risks presented by such business.  It is likely that we will have had no operating history in the new line of business and it is possible that the target company may have a limited operating history in its business.  Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems and delays inherent in establishing a new line of business for us.  The ultimate success of such new business cannot be assured.

WE MAY BE UNABLE TO SUCCESSFULLY IDENTIFY AND ACQUIRE A SUITABLE MERGER PARTNER OR ACQUISITION CANDIDATE

We are pursuing a strategy of identifying suitable merger partners and acquisition candidates that will serve as a platform company.  Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with operations and free cash flow, experienced management teams, and operations in markets offering significant growth opportunities.  In identifying, evaluating and selecting a target business for a potential acquisition, we expect to encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups, venture capital funds, leveraged buyout funds, and operating businesses seeking strategic acquisitions.  Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates.  Moreover, many of these competitors possess greater financial, technical, human and other resources than us which will give them a competitive advantage in pursuing the acquisition of certain target businesses.  We may not be able to successfully identify such a business, obtain financing for such acquisition, or successfully operate any business that we identify.  We have been working without success since April 2004 to identify a suitable merger partner and consummate an acquisition.

Even if we identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition.  We may be unable to select, manage or absorb or integrate any future acquisitions successfully.  Any acquisition, even if effectively integrated, may not benefit our stockholders.  Any acquisitions that we attempt or complete may involve a number of unique risks including: (i) executing successful due diligence; (ii) our exposure to unforeseen liabilities of acquired companies; and (iii) our ability to integrate and absorb the acquired company successfully.  We may be unable to address these problems successfully.  Our failure to consummate a business combination with a profitable business entity could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

RECENT TURMOIL ACROSS VARIOUS SECTORS OF THE FINANCIAL MARKETS MAY NEGATIVELY IMPACT OUR ABILITY TO COMPLETE AN ACQUISITION

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our business strategy and on our ability to acquire an operating business.

WE WILL INCUR SIGNIFICANT COSTS IN CONNECTION WITH OUR EVALUATION OF SUITABLE MERGER PARTNERS AND ACQUISITION CANDIDATES

As part of our plan to acquire or invest in strategically positioned companies, our management is seeking, analyzing and evaluating potential acquisition and merger candidates.  We have incurred and will continue to incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these efforts.  Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate acquisition opportunity in the near term, or at all.

SINCE WE HAVE NOT YET SELECTED A PARTICULAR INDUSTRY OR TARGET BUSINESS TO ACQUIRE, YOU WILL BE UNABLE TO CURRENTLY ASCERTAIN THE MERITS OR RISKS OF THE INDUSTRY OR BUSINESS IN WHICH WE MAY ULTIMATELY OPERATE

Because we may consummate a merger or acquisition with a company in any industry and are not limited to any particular type of business there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire.  If we complete a merger or acquisition with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry.  Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.  Even if we properly assess those risks, some of them may be outside of our control or ability to affect.  We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in a target business.

THE REPORTING REQUIREMENTS UNDER RULES ADOPTED BY THE SECURITIES AND EXCHANGE COMMISSION RELATING TO SHELL COMPANIES MAY DELAY OR PREVENT US FROM MAKING CERTAIN ACQUISITIONS

The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10 or Form 10-K.  The extensive registration-level information includes a detailed description of a company’s business and properties, management, executive compensation, related party transactions, legal proceedings and historical market price information, as well as audited historical financial statements and management’s discussion and analysis of results of operations.  The revised Form 8-K rules also require a shell company to file pro forma financial statements giving effect to the acquisition not later than four business days after completion of the acquisition, instead of 75 days as required by non-shell companies.  The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us.  The time and additional costs that may be incurred by some acquisition prospects to prepare such detailed disclosures and obtain audited financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us, or deter potential targets from negotiating with us.

OUR ABILITY TO BE SUCCESSFUL AFTER AN ACQUISITION MAY BE DEPENDENT UPON THE CONTINUED EFFORTS OF OUR MANAGEMENT TEAM AND KEY PERSONNEL WHO MAY JOIN US FOLLOWING SUCH ACQUISITION

The role of our management team and key personnel from the target business we acquire cannot presently be ascertained. While we intend to closely scrutinize any individuals we engage after a redeployment of our assets, we cannot assure you that our assessment of these individuals will prove to be correct.  These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements.  This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

AS A RESULT OF AN ACQUISITION WE MAY BE REQUIRED TO SUBSEQUENTLY TAKE WRITE-DOWNS OR WRITE-OFFS, RESTRUCTURING, AND IMPAIRMENT OR OTHER CHARGES THAT COULD HAVE A SIGNIFICANT NEGATIVE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process.  Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will reveal all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise.  If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses.  Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock.  In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

WE MAY BE UNABLE TO REALIZE THE BENEFITS OF OUR NET OPERATING LOSS (“NOL”) AND TAX CREDIT CARRYFORWARDS

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL and other carryforwards could provide a benefit to us, if fully utilized, of significant future tax savings.  However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income.  If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently.  Consequently, our ability to use the tax benefits associated with our substantial NOL will depend significantly on our success in identifying suitable merger partners and/or acquisition candidates, and once identified, successfully consummate a merger with and/or acquisition of these candidates.

Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change.  If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation’s stock owned by “5-percent stockholders” within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such “5-percent stockholder” at any time during the three-year period preceding such date is more than 50 percentage points.  In general, persons who own 5% or more of a corporation’s stock are “5-percent stockholders,” and all other persons who own less than 5% of a corporation’s stock are treated together as a public group.

The amount of NOL and tax credit carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”).  The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

IF WE EFFECT AN ACQUISITION OR MERGER WITH A COMPANY LOCATED OUTSIDE OF THE UNITED STATES, WE WOULD BE SUBJECT TO A VARIETY OF ADDITIONAL RISKS THAT MAY NEGATIVELY IMPACT OUR OPERATIONS

We may effect an acquisition or merger with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

IF WE EFFECT AN ACQUISITION OR MERGER WITH A COMPANY LOCATED OUTSIDE OF THE UNITED STATES, THE LAWS APPLICABLE TO SUCH COMPANY WILL LIKELY GOVERN ALL OF OUR MATERIAL AGREEMENTS AND WE MAY NOT BE ABLE TO ENFORCE OUR LEGAL RIGHTS

If we effect an acquisition or merger with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations.  We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.  Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States.  As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 WILL REQUIRE SUBSTANTIAL FINANCIAL AND MANAGEMENT RESOURCES AND MAY INCREASE THE TIME AND COSTS OF COMPLETING AN ACQUISITION

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls.  An acquisition target may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls.  The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

AN ACQUISITION COULD CREATE A SITUATION WHERE WE WOULD BE REQUIRED TO REGISTER UNDER THE INVESTMENT COMPANY ACT OF 1940 AND THUS BE REQUIRED TO INCUR SUBSTANTIAL ADDITIONAL COSTS AND EXPENSES

Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities.  In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940.  In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

A MERGER OR ACQUISITION WOULD MOST LIKELY BE EXCLUSIVE, RESULTING IN A LACK OF DIVERSIFICATION

Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity.  This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS QUOTED ONLY ON THE OTC BULLETIN BOARD AND THERE MAY NOT BE A SUSTAINED TRADING MARKET FOR OUR COMMON STOCK

Our shares are listed on the OTC Bulletin Board (the “OTCBB”) under the symbol SDON.

The OTCBB is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities.  The OTCBB securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTCBB securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

Given the nature of the OTCBB, stockholders may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock, the liquidity of our stock may be reduced, making it difficult for a stockholder to buy or sell our stock at competitive market prices or at all.   Accordingly, you should be able to bear the financial risk of losing your entire investment.

OUR COMMON STOCK MAY BE SUBJECT TO SIGNIFICANT RESTRICTION ON RESALE DUE TO FEDERAL PENNY STOCK RESTRICTIONS

The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our common stock may find it difficult to sell their securities, if at all.

WE ARE VULNERABLE TO VOLATILE MARKET CONDITIONS

The market prices of our common stock have been highly volatile.  The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  Please see the table contained in Item 5 of this Report which sets forth the range of high and low closing prices of our common stock for the calendar quarters indicated.

WE DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE

Although our stockholders may receive dividends if, as and when declared by our Board of Directors, we do not intend to pay dividends on our common stock in the foreseeable future.  Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.

OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION AUTHORIZE THE ISSUANCE OF SHARES OF PREFERRED STOCK

Our Amended and Restated Articles of Incorporation provides that our Board of Directors will be authorized to issue from time to time, without further stockholder approval, up to 30,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series.  Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  We may issue additional preferred stock in ways which may delay, defer or prevent a change in control of the Company without further action by our stockholders.  Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

WE MAY ISSUE A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IN THE FUTURE, WHICH COULD CAUSE DILUTION TO CURRENT INVESTORS AND OTHERWISE ADVERSELY AFFECT OUR STOCK PRICE

A key element of our growth strategy is to make acquisitions.  As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant.  To the extent that we make acquisitions and issue our shares of common stock as consideration, your equity interest in us will be diluted.  Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future.  Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock.  In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained.  We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes.

ACCOUNTING IN THE EVENT OF A BUSINESS COMBINATION

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards “SFAS” No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  The FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (SFAS 141R) in December 2007.  SFAS 141R still requires business combinations to be accounted for under the purchase method.  SFAS No. 141R establishes principles for how an aquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquirer and the goodwill acquired.  SFAS 141R is effective for business combinations starting with our fiscal year beginning January 1, 2009.  SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired.  The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually.  The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings.  The provisions of SFAS No. 141R and SFAS No. 142 will be applicable to any business combination that we may enter into in the future.

We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant.  As a result of any business combination, if the acquired entity’s shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity.  Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded.  For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

IF WE DO ANY BUSINESS COMBINATION, EACH SHAREHOLDER WILL MOST LIKELY HOLD A SUBSTANTIALLY LESSER PERCENTAGE OWNERSHIP IN THE COMPANY

If we enter a business combination with a private concern, that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company.  The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

OUR CHIEF EXECUTIVE OFFICER IS OUR PRINCIPAL SHAREHOLDER AND WILL BE ABLE TO APPROVE ALL CORPORATE ACTIONS WITHOUT SHAREHOLDER CONSENT AND WILL CONTROL OUR COMPANY

Our principal shareholder, Daniel J. Dorman, owns or controls 48.61% of our common stock.  His wife owns 5.56% of our common stock.  Consequently, they will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders.  In addition, he is now an officer and director.  Because he and his wife own or control a majority of our common stock, they will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management.  In addition, they may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company does not own or lease any property.  The Company's headquarters are located in space provided by Dorman Industries.  Dorman Industries leases its offices from a third party.  The Company uses the office equipment and furniture of Dorman Industries to conduct its business.  Dorman Industries has not charged the Company for the use of its property and equipment.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock has been listed on the OTC Bulletin Board (the “OTCBB”) under the symbol SDON since April 1, 2004.  The following table sets forth the high and low bid prices as reported on the OTCBB for all periods presented.  The quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

2008	High	Low
First Quarter	$0.68	$0.09
Second Quarter	0.18	0.08
Third Quarter	0.09	0.07
Fourth Quarter	0.10	0.03

2007	High	Low
First Quarter	$0.15	$0.10
Second Quarter	0.20	0.10
Third Quarter	0.25	0.10
Fourth Quarter	0.23	0.10

There are approximately 200 holders of record of the Company's Common Stock as of March 6, 2009.

Dividend Policy

The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

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

The Company intends to use the proceeds from the unregistered securities for general corporate purposes and to sustain its current level of operations until such time as it identifies target companies or business operations, as described in Item 1 of this Form 10-K.  At such time, and if a target company or business operations are identified, the Company will use all or a portion of the remaining proceeds for costs and expenses to be incurred in the due diligence process and for other acquisition activities relating to the target company or business operations.

Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month Ended October 31, 2008	-0-	Not applicable	-0-	-0-
Month Ended November 30, 2008	-0-	Not applicable	-0-	-0-
Month Ended December 31, 2008	-0-	Not applicable	-0-	-0-
Total	-0-	Not applicable	-0-	-0-

Equity Compensation Plan Information

As of December 31, 2008, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Common Stock, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Restricted Common Stock, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-0-	Not applicable	464,000
Equity compensation plans not approved by security holders	-0-	Not applicable	-0-
Total	-0-	Not applicable	464,000

Item 6.	Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The business of the Company in 2008 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities.  The Company had no revenue generating activities in 2008.  The Company has had no employees since April 1, 2004.  The administrative activities of the Company since April 1, 2004 have been performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer.  Direct administrative expenses of the Company for the year ended December 31, 2008 totaled $24,840, a decrease of $5,448, or 18.0%, compared to $30,288 incurred for the year ended December 31, 2007.  The decrease is due primarily to the absence of professional service firms’ fees related to preparation for the annual meeting in 2007; no annual meeting was held in 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The business of the Company in 2007 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities.  The Company had no revenue generating activities in 2007.  The Company has had no employees since April 1, 2004.  Direct administrative expenses of the Company for the year ended December 31, 2007 totaled $30,288, an increase of $16,285, or 116.3%, compared to $14,003 incurred for the year ended December 31, 2006.  The increase is due primarily to the absence of a reversal of estimated expenses accrued at the end of 2005 and corrected in 2006 which reduced expenses in 2006 by $7,100, and by the increase in professional services related to preparation for the annual meeting in 2007; no annual meeting was held in 2006.

Liquidity and Capital Resources

Primary sources of liquidity since the Company became a “public shell” following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses.  Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004.  In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000.  As reflected in the accompanying balance sheet at December 31, 2008, cash totals $45,073.  Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not  applicable because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1) of the separate financial section which follows this report, and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company has adopted and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that the information required to be disclosed in the reports it files with the Securities and Exchange Commission is collected and then processed, summarized and disclosed within the time periods specified in the rules of the Securities and Exchange Commission.  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of our fiscal year ended December 31, 2008.

Management’s Report on Internal Control over Financial Reporting.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance.

Directors of the Company

Certain information relating to the persons who are the directors of the Company is set forth below.

Name	Age	Principal Occupation	Director Since	Term Expires

Daniel J. Dorman	46	President of Dorman Industries, LLC, a company that beneficially owns 48.6% of the outstanding Common Stock of the Company (1)	2004	2010
Lawrence J. De Fiore	48	CPA and shareholder and officer of DeFiore Spalding, P.C., a public accounting firm	2004	2009
Richard A. Walawender	48	Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC.	2006	2008 (2)

(1)	This percentage does not include 5.5% of the Company’s outstanding Common Stock owned beneficially by Patricia A. Dorman, his wife.
(2)	Mr. Walawender will serve until his resignation or removal or until his successor is elected.

Daniel J. Dorman was appointed to the Board of Directors in April 2004 upon the purchase by Dorman Industries, LLC of 62.5% of the outstanding common stock of the Company.  Mr. Dorman is the founder of Dorman Industries, LLC, which he founded in 2004 to hold interests in several operating companies, and he has served as its President since its inception.  Mr. Dorman has been the president of D.J. Dorman & Co., Inc. and its predecessor since 1989.   D.J. Dorman & Co., Inc. originates, structures, acquires and manages investments in private equity and buy-out opportunities on behalf of several entities.  Mr. Dorman is also a director of several other private entities.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Act of 1934, as amended, requires all Company executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of their ownership with the Securities and Exchange Commission.  Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.  Specific due dates for these reports have been established and the Company is required to report any delinquent filings and failures to file such reports.

Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2008, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee

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

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller, or person's performing similar functions.  A copy of such code of ethics has been filed with the SEC as Exhibit 14.01 to this annual report on Form 10-K.

Procedures for Shareholder Nominations and Proposals

A shareholder may nominate persons for election to our board of directors or make a proposal of business to be considered by our shareholders at our annual meeting of shareholders provided the shareholder gives timely notice of such nomination or proposal to the Secretary of the Corporation in accordance with our bylaws.

To be timely, a shareholder’s notice shall be delivered to our Secretary at our principal executive offices not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the shareholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made.  Such shareholder’s notice must set forth (i) as to each person whom the shareholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the nomination or proposal is made; (iii) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (A) the name and address of such shareholder, as they appear on our books, and of such beneficial owner and (B) the class and number of shares of the corporation which are owned beneficially and of record by such shareholder and such beneficial owner.

In the event that the number of directors to be elected to our Board of Directors is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board of Directors made by us at least 70 days prior to the first anniversary of the preceding year’s annual meeting, a shareholder’s notice will be considered timely, but only with respect to nominees for any new positions created by such increase, if it is delivered to our Secretary at our principal executive offices not later than the close of business on the 10th day following the day on which such public announcement is first made by us.

At any special meeting of shareholders, only such business shall be conducted as shall have been brought before the meeting pursuant to our notice of meeting.  Nominations of persons for election to our Board of Directors may be made at a special meeting of shareholders at which directors are to be elected pursuant to our notice of meeting (i) by or at the direction of the Board of Directors or (ii) by any shareholder of the Company who is a shareholder of record at the time of giving of notice provided hereunder, who is entitled to vote at the meeting and who complies with the notice procedures set forth in our bylaws.  Nominations by shareholders of persons for election to our Board of Directors may be made at such a special meeting of shareholders if the shareholder’s notice required by our bylaws is delivered to our Secretary at our principal executive offices not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

Only such persons who are nominated in accordance with the procedures set forth in our bylaws are eligible to serve as directors and only such business shall be conducted at a meeting of shareholders as shall have been brought before the meeting in accordance with the procedures set forth in our bylaws.  The Chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in our bylaws and, if any proposed nomination or business is not in compliance with our bylaws, to declare that such defective proposal shall be disregarded.

Item 11.	Executive Compensation.

Summary

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to the Company’s Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal		Annual Compensation		Long Term Compensation Awards	All Other Compensation
Occupation	Year	Salary ($)	Bonus ($)	Options (#)	($)

Daniel J. Dorman,	2008	$-0-	$-0-	-0-	$-0-
President and Chief	2007	$-0-	$-0-	-0-	$-0-
Executive Officer	2006	$-0-	$-0-	-0-	$-0-

Options

The following table sets forth information concerning options granted to the Named Executive Officer in the year ended December 31, 2008.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted To Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Daniel J. Dorman	-0-	-0-%	—	—

The Named Executive Officer did not exercise any options in the year ended December 31, 2008.  The following table provides information with respect to unexercised options held by the Named Executive Officer as of December 31, 2008.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End (Number)		Value of Unexercised In-the-Money Options at Year End (Dollars) (1)
Name	Exercisable (1)	Unexercisable	Exercisable	Unexercisable

Daniel J. Dorman	-0-	-0-	$-0-	$-0-

(1)
Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the OTCBB at the end of 2008 and the option exercise price.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of securities underlying unexercised options/exercisable	Number of securities underlying unexercised options/un-exercisable	Option exercise price	Option expiration date
None	0/0	0/0	N/A	N/A

Equity Compensation Plan Information

The following table states certain information with respect to our equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
1993 Stock Option Plan	0	Not applicable	190,000
Long-Term Incentive Plan	0	Not applicable	250,000
1993 Directors Stock Option Plan	0	Not applicable	24,000
Total	0	Not applicable	464,000

Employment Contract

The Named Executive Officer does not have an employment agreement with the Company.

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee.  The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards.  Outstanding options under the Incentive Plan were cancelled as of March 31, 2004, and there are no outstanding options as of December 31, 2008 or 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 31, 2008 with respect to the beneficial ownership of Common Stock by current directors, each executive officer named in the Summary Compensation Table under “Executive Compensation”, all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a “5% Owner”).  Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

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

(4)
The number of shares and percentages were determined as of December 31, 2008.  At that date 10,796,981 shares of stock were outstanding.  There were no outstanding common stock equivalents at that date or subsequent thereto to the date of this filing.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Mr. Walawender is a Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC.  In 2008 and 2007, Miller, Canfield, Paddock and Stone, PLC provided legal services to the Company at no charge.

Item 14.	Principal Accountant Fees and Services.

The Company’s independent accountants, Plante & Moran PLLC, have been engaged since July 2004.  Fees paid to the Plante & Moran PLLC during 2008 and 2007 are as follows:

	2008	2007

Audit Fees	$10,075	$9,398
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

Tax Fees.  There were no tax fees paid.

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

Following the Net Asset Sale on March 31, 2004, the Board of Directors of the Company has fulfilled the functions of the audit committee.  The Board of Directors engaged the firm of Plante & Moran PLLC to perform quarterly reviews beginning with the quarter ended June 30, 2004 and the annual audits beginning with the year ended December 31, 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

1.	Report of Independent Registered Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2008 and 2007

3.	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007

5.	Consolidated Statements of Cash Flows the years ended December 31, 2008 and 2007

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.01
Amended and Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference, together with the Certificate of Amendment to such Amended and restated Articles of Incorporation filed as Exhibit 3.02 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2004 and incorporated herein by reference,

3.02	Amended and Restated Bylaws, as amended, filed as Exhibit 3.02 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by reference.

10.01	Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.

14.01	Code of Ethics**

23.01	Consent of Plante & Moran, PLLC**

31.01	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).**

31.02	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).**

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Filed herewith.

Management contracts and compensatory plans or arrangements:

The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

10.01	Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.

UNDERTAKING

The Company will furnish to any shareholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company's reasonable expenses in furnishing the exhibit to the shareholder.  Requests for exhibits and information regarding the applicable fee shall be direct to: Mr. Daniel J. Dorman, President and Chief Executive Officer, at the address of the principal executive offices set forth on the cover of this Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Sandston Corporation

By:	/s/ Daniel J. Dorman	Dated:	March 27, 2009
Daniel J. Dorman, Chairman, President and Chief
Executive Officer (Principal Executive Officer and Principal Financial Officer)

By:	/s/ Laurence J. De Fiore	Dated:	March 27, 2009
Lawrence J. De Fiore, Director

By:	/s/ Richard A. Walawender	Dated:	March 27, 2009
Richard A. Walawender, Director

Consolidated Financial Statements
and Report of
Independent Registered Accounting Firm

Sandston Corporation

December 31, 2008 and 2007

SANDSTON CORPORATION

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors

Sandston Corporation:

We have audited the accompanying balance sheets of Sandston Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Sandston Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandston Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

March 27, 2009
Auburn Hills, Michigan

Sandston Corporation
Balance Sheets
December 31, 2008 and 2007

	December 31,
	2008	2007

Assets

Current assets:
Cash	$45,073	$69,062
Deposit	1,800	1,800

Total assets	$46,873	$70,862

Liabilities and Stockholders' Equity

Current liabilities - Accounts payable	$2,388	$1,537

Stockholders' equity:
Common stock, no par value; 30,000,000 shares authorized; 10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,755,299)	(33,730,459)
Total stockholders' equity	44,485	69,325

Total liabilities and stockholders' equity	$46,873	$70,862

See accompanying notes to financial statements.

Sandston Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008		2007

Net revenues		$-		$-

General and administrative expenses		24,840		30,288

Operating loss		(24,840)		(30,288)

Income taxes		-		-

Net loss		$(24,840)		$(30,288)

Loss per share - basic and diluted (Note 2):	$	nil	$	nil
Weighted average shares - basic and diluted (Note 2):		10,796,981		10,796,981

See accompanying notes to financial statements.

Sandston Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2008 and 2007

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2007	10,796,981	$33,799,784	(33,700,171)	99,613

Net loss for the year ended December 31, 2007			(30,288)	(30,288)

Balance, December 31, 2007	10,796,981	$33,799,784	(33,730,459)	69,325

Net loss for the year ended December 31, 2008			(24,840)	(24,840)

Balance, December 31, 2008	10,796,981	$33,799,784	$(33,755,299)	$44,485

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(24,840)	$(30,288)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in current assets and liabilities that provided cash:
Accounts payable	851	891
Net cash used in operating activities	(23,989)	(29,397)

Net increase (decrease) in cash and cash equivalents	(23,989)	(29,397)
Cash at beginning of year	69,062	98,459

Cash at end of year	$45,073	$69,062

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to financial statements.

Sandston Corporation
Notes to Financial Statements
December 31, 2008 and 2007

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

Sandston Corporation
Notes to Financial Statements
December 31, 2008 and 2007

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

Stock Option Plans

The Company's Long-Term Incentive Plan (the “Incentive Plan"), adopted in April 1999, provides for the granting of awards to purchase a total of 250,000 shares of common stock to key employees and others.  No options were granted in 2008 or 2007.

Loss Per Share

Loss per share is calculated using the weighted average number of common shares outstanding during the years presented.  The weighted average shares outstanding used in computing loss per share was 10,796,981 in 2008 and 2007.  There are no outstanding dilutive stock options and warrants.  All outstanding stock options and warrants were cancelled effective with the Net Asset Sale.

(3)	Taxes on Income

Income tax expense is $-0- for both 2008 and 2007, including $-0- in current taxes and $-0- in deferred taxes for both 2008 and 2007.

A reconciliation of income tax expense recognized to income taxes at statutory rates is as follows:

	Year Ended December 31,
	2008	2007

Income tax at statutory rates	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%

Total income tax expense rate	0.0%	0.0%

At December 31, 2008, the Company has net operating loss carryforwards of approximately $186,000 that can be used to offset future taxable income, resulting in gross deferred tax assets of approximately $63,000.  These loss carryforwards expire in varying amounts through 2028.  Realization of these carryforwards is subject to annual limitations under current IRS regulations pursuant to change in control provisions and is dependent on the existence of future taxable income.  At December 31, 2008 and 2007, a valuation allowance has been recognized for the entire amount of the Company's net deferred tax assets.  The valuation allowance increased by $9,000 at December 31, 2008 to $63,000 from $54,000 at December 31, 2007.

Sandston Corporation
Notes to Financial Statements
December 31, 2008 and 2007

(4)	Employee Benefit Plan

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee.  The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards.  Outstanding options under the Incentive Plan were cancelled as of March 31, 2004.  There were no option grants in the years ended December 31, 2008 and 2007, and there are no outstanding options as of December 31, 2008 or 2007.

401(k) Plan and Trust

The Company had established defined-contribution retirement plans for all eligible employees, and pursuant to the Net Asset Sale, all defined contribution plans covering all employees of the discontinued businesses were transferred to the Purchaser.  The Company has no retirement plans.

(5)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), "Business Combinations" ("SFAS 141R").  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2009.  The adoption of SFAS 141R is not expected to have a material effect on the Company's consolidated results of operations and financial condition.