Form 10-Q
period 2009-03-31
SANDSTON CORP
filed 2009-05-11
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ YES   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non- Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ YES   ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No par value Common Stock:

10,796,981 shares outstanding as of May 8, 2009

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

Sandston Corporation
Condensed Balance Sheet
March 31, 2009 and December 31, 2008

	March 31,
	2009	December 31,
	(Unaudited)	2008
Assets
Current assets:
Cash	$43,602	$45,073
Deposit	1,800	1,800

Total assets	$45,402	$46,873

Liabilities and Shareholders’ Equity

Current liabilities - accounts payable	$11,247	$2,388

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized, 10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,765,629)	(33,755,299)

Total shareholders’ equity	34,155	44,485

Total liabilities and shareholders’ equity	$45,402	$46,873

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For the Three Month Periods Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net revenues	$-	$-
General and administrative expenses	10,330	10,588

Operating loss	(10,330)	(10,588)
Income taxes	-	-
Net loss	$(10,330)	$(10,588)

Per share amounts – basic and diluted (Note 2)	$0.00	$0.00
Weighted average shares outstanding - basic and diluted (Note 2)	10,796,981	10,796,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Three Month Periods Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,330)	$(10,588)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in assets and liabilities that provided cash:
Accounts payable	8,859	6,418
Net cash used in operating activities	(1,471)	(4,170)
Net decrease in cash	(1,471)	(4,170)
Cash at beginning of period	45,073	69,062
Cash at end of period	$43,602	$64,892
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three Month Periods Ended March 31, 2009 and 2008

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included.  Certain infor-mation and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

The results of the operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Liquidity and Management Plans

The Company became a "public shell" corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services.  These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, and from $120,000 of proceeds from the sale, through a private placement, of unregistered common stock in December 2006 to certain accredited investors.

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three month periods ended March 31, 2009 and 2008 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1.  The Company has no dilutive securities.

Item 2.     Management's Discussion and Analysis of Results of Operations

Three Month Periods Ended March 31, 2009 and 2008

Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-Q.  As described therein, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004.  Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities.  The Company has had no employees since that date.  The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer.  Direct administrative expenses of the Company totaled $10,330 and $10,588 for the three-month periods ended March 31, 2009 and 2008, respectively, as the administrative services required in each period remained constant.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses.  Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004.  In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000.  As reflected in the accompanying balance sheet at March 31, 2009, cash totals $43,602.  Based on such balance and management’s forecast of activity levels during the foreseeable future, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Uncertainties Relating to Forward Looking Statements

"Item 2 - Management's Discussion and Analysis of Results of Operation" and other parts of this Form 10-Q contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended.  While management of the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following :
•
We have had no operating history since April 2004 and no revenues or earnings from operations since April 2004.  We have no material assets and we will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

•
Since we have no operating history, we will be subject to the risks inherent in establishing a new business.  We have not identified what our new line of business will be; therefore, we cannot fully describe the specific risks presented by such business.

•	We may be unable to successfully identify and acquire a suitable merger partner or acquisition candidate.
•	Recent turmoil across various sectors of the financial markets may negatively impact our ability to complete an acquisition.
•
We will incur significant costs in connection with our evaluation of suitable merger partners and acquisition candidates.  As part of our plan to acquire or invest in strategically positioned companies, our management is seeking, analyzing and evaluating potential acquisition and merger candidates.  We have incurred and will continue to incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these efforts.  Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate acquisition opportunity in the near term, or at all.

•
Because we may consummate a merger or acquisition with a company in any industry and are not limited to any particular type of business, there is no current basis for shareholders to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire.

•
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

•
The role of our management team and key personnel from the target business we acquire cannot presently be ascertained.  While we intend to closely scrutinize any individuals we engage after a redeployment of our assets, we cannot assure that our assessment of these individuals will prove to be correct.

•
We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure that this diligence will reveal all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise.

•
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

•
We may effect an acquisition or merger with a company located outside of the United States.  If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction.

•
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

•	Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.
•
In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940.  In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

•
Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity.  This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

•	Our common stock is quoted only on the OTC bulletin board and there may not be a sustained trading market for our common stock.
•	Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.
•
The market prices of our common stock have been highly volatile.  The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

•	Although our stockholders may receive dividends if, as, and when declared by our Board of Directors, we do not intend to pay dividends on our common stock in the foreseeable future.
•
Our Amended and Restated Articles of Incorporation provides that our Board of Directors will be authorized to issue from time to time, without further stockholder approval, up to 30,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations, or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series.  Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  We may issue additional preferred stock in ways which may delay, defer, or prevent a change in control of the Company without further action by our stockholders.

•
A key element of our growth strategy is to make acquisitions.  As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions.  These issuances could be significant.  To the extent that we make acquisitions and issue our shares of common stock as consideration, current stockholders’ equity interest in the Company will be diluted.

•
If the Company enters a business combination with a private concern, that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company.  The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

•
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

•	Uncertainties discussed elsewhere in “Management's Discussion and Analysis of Results of Operations”.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

  Not Applicable.

Item 4.        Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

Based on his evaluation as of March 31, 2009, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)          Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

May 8, 2009	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78M(A) or 780(D) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78M(A) or 780(D) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)