Form 10-Q
period 2009-06-30
SANDSTON CORP
filed 2009-08-10
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

10,796,981 shares outstanding as of August 10, 2009

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements

Sandston Corporation
Condensed Balance Sheet
June 30, 2009 and December 31, 2008

	June 30,
	2009	December 31,
	(Unaudited)	2008
Assets
Current assets:
Cash	$29,556	$45,073
Deposit	1,800	1,800

Total assets	$31,356	$46,873

Liabilities and Shareholders’ Equity

Current liabilities - accounts payable	$1,947	$2,388

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized, 10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,770,375)	(33,755,299)

Total shareholders’ equity	29,409	44,485

Total liabilities and shareholders’ equity	$31,356	$46,873

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Six-Month Periods Ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-
General and administrative expenses	4,746	5,099	15,076	15,687

Loss before income taxes	(4,746)	(5,099)	(15,076)	(15,687)
Income taxes	-	-	-	-

Net loss	$(4,746)	$(5,099)	$(15,076)	$(15,687)

Loss per share amounts – basic and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted (Note 2):	10,796,981	10,796,981	10,796,981	10,796,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Six Month Periods Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,076)	$(15,687)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	(441)	1,577
Net cash used in operating activities	(15,517)	(14,110)

Net decrease in cash	(15,517)	(14,110)
Cash at beginning of period	45,073	69,062

Cash at end of period	$29,556	$54,952

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three- and Six-Month Periods Ended June 30, 2009 and 2008

Note 1 - Basis of Presentation

Pursuant to a recommendation of the Company’s Board of Directors and approval by its shareholders on January 13, 2004, the Company sold to NC Acquisition Corporation (the "Purchaser") on March 31, 2004 all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, subsidiaries, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale").  The Purchaser also assumed all of the Company’s liabilities pursuant to the Net Asset Sale.  Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash and it had no liabilities.  It also retained no subsidiaries.  On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the “Company”) and to implement a shareholder approved five-for-one reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share.  On April 1, 2004 the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000.  Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, CEO, President and Principal Financial Officer.  Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company and currently is the beneficial owner of 54.17% of the Company’s outstanding common stock.

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

 The results of the operations for the three- and six-month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Recent Accoutning Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued.  The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will comply with the requirements of the Statement beginning in the third quarter of 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.

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

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and six-month periods ended June 30, 2009 and 2008 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1.  The Company has no dilutive securities.

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

Three Month Periods Ended June 30, 2009 and 2008

Direct administrative expenses of the Company totaled $4,746 and $5,099 for the three month periods ended June 30, 2009 and 2008, respectively, as the administrative services required in each period remained constant.

Six Month Periods Ended June 30, 2009 and 2008

Direct administrative expenses of the Company totaled $15,076 and $15,687 for the six month periods ended June 30, 2009 and 2008, respectively, as the administrative services required in each period remained constant.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses.  Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004.  In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000.  As reflected in the accompanying balance sheet at June 30, 2009, cash totals $29,556.  Based on such balance and management’s forecast of activity levels during the foreseeable future, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Uncertainties Relating to Forward Looking Statements

"Item 2 - Management's Discussion and Analysis of Results of Operation" and other parts of this Form 10-Q contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended.  While management of the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following:

·
We have had no operating history since April 2004 and no revenues or earnings from operations since April 2004.  We have no material assets and we will, in all likelihood, sustain operating expenses without corresponding revenues at least until the consummation of a business combination.

·
Since we have no operating history, we will be subject to the risks inherent in establishing a new business.  We have not identified what our new line of business will be; therefore, we cannot fully describe the specific risks presented by such business.

·	We may be unable to successfully identify and acquire a suitable merger partner or acquisition candidate.
·	Recent turmoil across various sectors of the financial markets may negatively impact our ability to complete an acquisition.
·
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

·
Because we may consummate a merger or acquisition with a company in any industry and are not limited to any particular type of business, there is no current basis for shareholders to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire.

·
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

·
The role of our management team and key personnel from the target business we acquire cannot presently be ascertained.  While we intend to closely scrutinize any individuals we engage after a redeployment of our assets, we cannot assure that our assessment of these individuals will prove to be correct.

·
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

·
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

·
We may effect an acquisition or merger with a company located outside of the United States.  If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction.

·
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

·	Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.
·
In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940.  In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

·
Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity.  This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

·	Our common stock is quoted only on the OTC bulletin board and there may not be a sustained trading market for our common stock.
·	Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.
·
The market prices of our common stock have been highly volatile.  The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

·	Although our stockholders may receive dividends if, as, and when declared by our Board of Directors, we do not intend to pay dividends on our common stock in the foreseeable future.
·
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

·
A key element of our growth strategy is to make acquisitions.  As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions.  These issuances could be significant.  To the extent that we make acquisitions and issue our shares of common stock as consideration, current stockholders’ equity interest in the Company will be diluted.

·
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

·
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

·	Uncertainties discussed elsewhere in “Management's Discussion and Analysis of Results of Operations”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

Based on his evaluation as of June 30, 2009, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)          Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

August 10, 2009	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78M(A) or 780(D) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78M(A) or 780(D) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)