Form 10-Q
period 2009-09-30
SANDSTON CORP
filed 2009-11-10
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

10,796,981 shares outstanding as of November 10, 2009

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements

Sandston Corporation
Condensed Balance Sheet
September 30, 2009 and December 31, 2008

	September 30,
	2009	December 31,
	(Unaudited)	2008
Assets
Current assets:
Cash	$28,077	$45,073
Deposit	1,800	1,800

Total assets	$29,877	$46,873

Liabilities and Shareholders’ Equity

Current liabilities - accounts payable	$4,911	$2,388

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized, 10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,774,818)	(33,755,299)

Total shareholders’ equity	24,966	44,485

Total liabilities and shareholders’ equity	$29,877	$46,873

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Nine-Month Periods Ended September 30, 2009 and 2008

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-
General and administrative expenses	4,443	4,977	19,519	20,664

Loss before income taxes	(4,443)	(4,977)	(19,519)	(20,664)
Income taxes	-	-	-	-

Net loss	$(4,443)	$(4,977)	$(19,519)	$(20,664)

Loss per share amounts – basic and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted (Note 2):	10,796,981	10,796,981	10,796,981	10,796,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(19,519)	$(20,664)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	2,523	2,511
Net cash used in operating activities	(16,996)	(18,153)

Net decrease in cash	(16,996)	(18,153)
Cash at beginning of period	45,073	69,062

Cash at end of period	$28,077	$50,909

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three- and Nine-Month Periods Ended September 30, 2009 and 2008

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

 The results of the operations for the three- and nine-month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Recent Accounting Pronouncements

In May 2009, the FASB issued a new standard which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued.  The standard is effective for interim or annual periods ending after June 15, 2009.  The Company has complied with the disclosure requirements.

In June 2009, the FASB issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”).  While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Financial Statements.  This guidance was effective for interim and annual reporting periods ending after September 15, 2009.  There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable.

Subsequent Events

We have evaluated subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require disclosure.

Liquidity and Management’s Plans

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

Note 2 – Earnings per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and nine-month periods ended September 30, 2009 and 2008 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1.  The Company has no dilutive securities.

Item 2.  Management's Discussion and Analysis of Results of Operations

Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-Q.  As described therein, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004.  Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities.  The Company has had no employees since that date.  The administrative activities of the Company are performed by the Company’s Chairman, who also serves as the CEO, President, and Principal Financial Officer.

Three-Month Periods Ended September 30, 2009 and 2008

Direct administrative expenses of the Company totaled $4,443 and $4,977 for the three month periods ended September 30, 2009 and 2008, respectively, as the administrative services required in each period remained constant.

Nine-Month Periods Ended September 30, 2009 and 2008

Direct administrative expenses of the Company totaled $19,519 and $20,664 for the nine month periods ended September 30, 2009 and 2008, respectively, as the administrative services required in each period remained constant.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses.  Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004.  In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000.  As reflected in the accompanying balance sheet at September 30, 2009, cash totals $28,077.  Based on such balance and management’s forecast of activity levels during the foreseeable future, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Based on his evaluation as of September 30, 2009, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)          Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

November 10, 2009	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78M(A) or 780(D) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78M(A) or 780(D) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)