Form 10-K
period 2009-12-31
SANDSTON CORP
filed 2010-03-26
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009     or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

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

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐ Yes   ☒ No

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

The aggregate market value of the voting stock held by non-affiliates as of March 25, 2010, computed by reference to the closing price of such stock on such date as quoted on the OTCBB, was approximately $130,000.  For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 25, 2010 was 10,796,981.

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

Description of Business

The business of the Company since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. The Company has had no revenue generating activities since April 1, 2004, nor has it had any employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $22,920 and $24,840 for the years ended December 31, 2009 and 2008, respectively.

Employees

The Company has no employees.

Item 1A.        Risk Factors.

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

WE MAY BE UNABLE TO REALIZE THE BENEFITS OF OUR NET OPERATING LOSS (“NOL”) CARRYFORWARDS

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL carryforwards could provide a benefit to us, if fully utilized, of significant future tax savings.  However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income.  If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently.  Consequently, our ability to use the tax benefits associated with our substantial NOL will depend significantly on our success in identifying suitable merger partners and/or acquisition candidates, and once identified, successfully consummate a merger with and/or acquisition of these candidates.

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

The amount of NOL carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”).  The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

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

ACCOUNTING IN THE EVENT OF A BUSINESS COMBINATION

The Financial Accounting Standards Board’s ASC 805, “Business Combinations,” (“ASC 805”), previously Statement of Financial Accounting Standards (“SFAS”) No. 141R requires business combinations to be accounted for under the purchase method. ASC 805 establishes principles for how an aquirer recognizes and measures identifiable assets aquired, liabilities assumed, any noncontrolling interest in the acquirer and the goodwill acquired. ASC 850 was effective for business combinations starting with our fiscal year beginning January 1, 2009. ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”), previously SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of ASC 350 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of ASC 805 and ASC 350 will be applicable to any business combination that we may enter into in the future.

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

Item 4.           [Reserved].

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

2009	High	Low
First Quarter	$0.05	$0.04
Second Quarter	0.06	0.03
Third Quarter	0.15	0.05
Fourth Quarter	0.05	0.03

2008	High	Low
First Quarter	$0.68	$0.09
Second Quarter	0.18	0.08
Third Quarter	0.09	0.07
Fourth Quarter	0.10	0.03

There are approximately 200 holders of record of the Company's Common Stock as of March 25, 2010.

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

Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month Ended October 31, 2009	-0-	Not applicable	-0-	-0-
Month Ended November 30, 2009	-0-	Not applicable	-0-	-0-
Month Ended December 31, 2009	-0-	Not applicable	-0-	-0-
Total	-0-	Not applicable	-0-	-0-

Equity Compensation Plan Information

As of December 31, 2009, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The business of the Company in 2009 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities.  The Company had no revenue generating activities in 2009.  The Company has had no employees since April 1, 2004.  The administrative activities of the Company since April 1, 2004 have been performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer.  Direct administrative expenses of the Company for the year ended December 31, 2009 totaled $22,920, a decrease of $1,920, or 7.7%, compared to $24,840 incurred for the year ended December 31, 2008.  The decrease is due primarily to a minor decrease in the hours of professional services received in 2009 compared to 2008.

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

Liquidity and Capital Resources

Primary sources of liquidity since the Company became a “public shell” following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses.  Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004.  In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000.  As reflected in the accompanying balance sheet at December 31, 2009, cash totals $20,356.  Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due in 2010. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our ChiefExecutive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements.  Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such assessment of our internal control over financial reporting, management concluded that our controls were effective as of December 31, 2009.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance.

Directors of the Company

Certain information relating to the persons who are the directors of the Company is set forth below.

Name	Age	Principal Occupation	Director Since	Term Expires

Daniel J. Dorman	47	President of Dorman Industries, LLC, a company that beneficially owns 48.6% of the outstanding Common Stock of the Company (1)	2004	2010

Lawrence J. De Fiore	49	CPA and shareholder and officer of DeFiore Spalding, P.C., a public accounting firm	2004	2009 (2)

Richard A. Walawender	49	Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC.	2006	2008 (2)

(1)	This percentage does not include 5.6% of the Company’s outstanding Common Stock owned beneficially by Patricia A. Dorman, his wife.

(2)	Messrs. De Fiore and Walawender will serve until their resignation or removal or until their successor is elected.

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

Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2009, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal		Annual Compensation		Long Term Compensation Awards	All Other Compensation
Occupation	Year	Salary ($)	Bonus ($)	Options (#)	($)

Daniel J. Dorman,	2009	$-0-	$-0-	-0-	$-0-
President and Chief	2008	$-0-	$-0-	-0-	$-0-
Executive Officer	2007	$-0-	$-0-	-0-	$-0-

Options

The following table sets forth information concerning options granted to the Named Executive Officer in the year ended December 31, 2009.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted To Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Daniel J. Dorman	-0-	-0-%	—	—

The Named Executive Officer did not exercise any options in the year ended December 31, 2009.  The following table provides information with respect to unexercised options held by the Named Executive Officer as of December 31, 2009.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End (Number)		Value of Unexercised In-the-Money Options at Year End (Dollars) (1)
Name	Exercisable (1)	Unexercisable	Exercisable	Unexercisable

Daniel J. Dorman	-0-	-0-	$-0-	$-0-

(1)
Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the OTCBB at the end of 2009 and the option exercise price.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of securities underlying unexercised options/exercisable	Number of securities underlying unexercised options/un-exercisable	Option exercise price	Option expiration date
None	0/0	0/0	N/A	N/A

Equity Compensation Plan Information

The following table states certain information with respect to our equity compensation plans as of December 31, 2009:

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee.  The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards.  Outstanding options under the Incentive Plan were cancelled as of March 31, 2004, and there are no outstanding options as of December 31, 2009 or 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 31, 2009 with respect to the beneficial ownership of Common Stock by current directors, each executive officer named in the Summary Compensation Table under “Executive Compensation”, all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a “5% Owner”).  Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

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

(4)
The number of shares and percentages were determined as of December 31, 2009.  At that date 10,796,981 shares of stock were outstanding.  There were no outstanding common stock equivalents at that date or subsequent thereto to the date of this filing.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Mr. Walawender is a Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC.  In 2009 and 2008, Miller, Canfield, Paddock and Stone, PLC provided legal services to the Company at no charge.

Item 14.	Principal Accountant Fees and Services.

The Company’s independent accountants, Plante & Moran PLLC, have been engaged since July 2004.  Fees paid to the Plante & Moran PLLC during 2009 and 2008 are as follows:

	2009	2008

Audit Fees	$10,100	$10,075
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2009 and 2008

3.	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008

5.	Consolidated Statements of Cash Flows the years ended December 31, 2009 and 2008

6.	Notes to Consolidated Financial Statements

All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

The following exhibits are either filed as part of this report or are incorporated herein by reference:

(b)	Exhibits:

Exhibit
No.	Description

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

Sandston Corporation

By:	/s/ Daniel J. Dorman	Dated:	March 25, 2010
Daniel J. Dorman, Chairman, President
and Chief Executive Officer (Principal
Executive Officer and Principal Financial
Officer)

By:	/s/ Laurence J. De Fiore	Dated:	March 25, 2010
Lawrence J. De Fiore, Director

By:	/s/ Richard A. Walawender	Dated:	March 25, 2010
Richard A. Walawender, Director

Consolidated Financial Statements
and Report of
Independent Registered Public Accounting Firm

Sandston Corporation

December 31, 2009 and 2008

SANDSTON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sandston Corporation

We have audited the accompanying balance sheets of Sandston Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandston Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

March 25, 2010
Auburn Hills, Michigan

Sandston Corporation
Balance Sheets
December 31, 2009 and 2008

	December 31,
	2009	2008

Assets

Current assets:
Cash	$20,356	$45,073
Deposit	1,800	1,800

Total assets	$22,156	$46,873

Liabilities and Stockholders' Equity

Current liabilities - Accounts payable	$591	$2,388

Stockholders' equity:
Common stock, no par value; 30,000,000 shares authorized; 10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,778,219)	(33,755,299)
Total stockholders' equity	21,565	44,485

Total liabilities and stockholders' equity	$22,156	$46,873

See accompanying notes to financial statements.

Sandston Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	Year Ended December 31,
	2009		2008

Net revenues		$-		$-

General and administrative expenses		22,920		24,840

Operating loss		(22,920)		(24,840)

Income taxes		-		-

Net loss		$(22,920)		$(24,840)

Loss per share - basic and diluted (Note 2):	$	nil	$	nil
Weighted average shares - basic and diluted (Note 2):		10,796,981		10,796,981

See accompanying notes to financial statements.

Sandston Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2008	10,796,981	$33,799,784	(33,730,459)	69,325

Net loss for the year ended December 31, 2008			(24,840)	(24,840)

Balance, December 31, 2008	10,796,981	$33,799,784	(33,755,299)	44,485

Net loss for the year ended December 31, 2009			(22,920)	(22,920)

Balance, December 31, 2009	10,796,981	$33,799,784	$(33,778,219)	$21,565

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(22,920)	$(24,840)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in current assets and liabilities that provided (used) cash:
Accounts payable	(1,797)	851
Net cash used in operating activities	(24,717)	(29,989)

Net increase (decrease) in cash and cash equivalents	(24,717)	(29,989)
Cash at beginning of year	45,073	69,062

Cash at end of year	$20,356	$45,073

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to financial statements.

Note 1 - Basis of Presentation and Business

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

As reflected in the accompanying balance sheet at December 31, 2009, cash totals $22,920.  Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due through December 31, 2010. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company.   Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 48.6% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

Note 2 - Summary of Accounting Principles

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

Stock Option Plans

The Company's Long-Term Incentive Plan (the “Incentive Plan"), adopted in April 1999, provides for the granting of awards to purchase a total of 250,000 shares of common stock to key employees and others.  No options were granted in 2009 or 2008.

Loss Per Share

Loss per share is calculated using the weighted average number of common shares outstanding during the years presented.  The weighted average shares outstanding used in computing loss per share was 10,796,981 in 2009 and 2008.  There are no outstanding dilutive stock options and warrants.  All outstanding stock options and warrants were cancelled effective with the Net Asset Sale.

Note 3 - Taxes on Income

Income tax expense is $-0- for both 2009 and 2008, including $-0- in current taxes and $-0- in deferred taxes for both 2009 and 2008.

A reconciliation of income tax expense recognized to income taxes at statutory rates is as follows:

	Year Ended December 31,
	2009	2008

Income tax at statutory rates	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%

Total income tax expense rate	0.0%	0.0%

At December 31, 2009, the Company has net operating loss carryforwards (“NOLs”) of approximately $208,000 that can be used to offset future taxable income, and such NOLs result in a gross deferred tax asset of approximately $71,000 at that date.  These NOLs expire in varying amounts through 2029.  Realization of these NOLs is subject to annual limitations under current IRS regulations pursuant to change in control provisions and is dependent on the existence of future taxable income.  At December 31, 2009 and 2008, a valuation allowance has been recognized for the entire amount of the Company's net deferred tax asset.  The valuation allowance increased by $8,000 in 2009, increasing from $63,000 at December 31, 2008 to $71,000 at December 31, 2009.

Note 4 – Long-Term Incentive Plan

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee.  The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards.  Outstanding options under the Incentive Plan were cancelled as of March 31, 2004.  There were no option grants in the years ended December 31, 2009 and 2008, and there are no outstanding options as of December 31, 2009 or 2008.