Form 10-Q
period 2010-03-31
SANDSTON CORP
filed 2010-05-14
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

10,796,981 shares outstanding as of May 13, 2010

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

Sandston Corporation
Condensed Balance Sheet
March 31, 2010 and December 31, 2009

	March 31,
	2010	December 31,
	(Unaudited)	2009
Assets
Current assets:
Cash	$18,455	$20,356
Deposit	1,800	1,800

Total assets	$20,255	$22,156

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,715	$591
Accrued expenses	6,000	-
Total current liabilities	8,715	591

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized, 10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,788,244)	(33,778,219)

Total shareholders’ equity	11,540	21,565

Total liabilities and shareholders’ equity	$20,255	$22,156

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For the Three Month Periods Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net revenues	$-	$-
General and administrative expenses	10,025	10,330

Operating loss	(10,025)	(10,330)
Income taxes	-	-

Net loss	$(10,025)	$(10,330)

Per share amounts – basic and diluted (Note 2)	$0.00	$0.00

Weighted average shares outstanding - basic and diluted (Note 2)	10,796,981	10,796,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Three Month Periods Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,025)	$(10,330)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Changes in assets and liabilities that provided cash:
Accounts payable	2,124	8,859
Accrued expenses	6,000	-
Net cash used in operating activities	(1,901)	(1,471)
Net decrease in cash	(1,901)	(1,471)
Cash at beginning of period	20,356	45,073
Cash at end of period	$18,455	$43,602
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three Month Periods Ended March 31, 2010 and 2009

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

As reflected in the accompanying balance sheet at March 31, 2010, cash totals $18,455.  Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due through December 31, 2010.  If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company.   Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level.  Dorman Industries owns 48.6% of the Company’s outstanding common stock.  There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The results of the operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three month periods ended March 31, 2010 and 2009 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1.  The Company has no dilutive securities.

Item 2.	Management's Discussion and Analysis of Results of Operations

Three Month Periods Ended March 31, 2010 and 2009

Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-Q.  As described therein, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004.  Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities.  The Company has had no employees since that date.  The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer.  Direct administrative expenses of the Company totaled $10,025 and $10,330 for the three-month periods ended March 31, 2010 and 2009, respectively, as the administrative services required in each period remained constant.

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

•	We may be unable to successfully identify and acquire a suitable merger partner or acquisition candidate.
•	Continuing turmoil across various sectors of the financial markets may negatively impact our ability to complete an acquisition.
•
We will incur significant costs in connection with our evaluation of suitable merger partners and acquisition candidates.  As part of our plan to acquire or invest in strategically positioned companies, our management is seeking, analyzing, and evaluating potential acquisition and merger candidates.  We have incurred and will continue to incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these efforts.  Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate acquisition opportunity in the near term, or at all.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company performed an evaluation under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure.

(b)	Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

May 13, 2010	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78M(A) or 780(D) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78M(A) or 780(D) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)