Form 10-Q/A
period 2010-03-31
SANDSTON CORP
filed 2010-05-14
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Sandston Corporation

May 14, 2010	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78M(A) or 780(D) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78M(A) or 780(D) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)