Form 10-Q
period 2010-06-30
SANDSTON CORP
filed 2010-08-13
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

10,796,981 shares outstanding as of August 12, 2010

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation
Condensed Balance Sheet
June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$7,598	$20,356
Deposit	1,800	1,800

Total assets	$9,398	$22,156

Liabilities and Shareholders’ Equity

Current liabilities - accounts payable	$3,305	$591

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized,
10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,793,691)	(33,778,219)
Total shareholders’ equity	6,093	21,565
Total liabilities and shareholders’ equity	$9,398	$22,156

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Six-Month Periods Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$-	$-	$-	$-
General and administrative expenses	5,448	4,746	15,472	15,076
Loss before income taxes	(5,448)	(4,746)	(15,472)	(15,076)
Income taxes	-	-	-	-
Net loss	$(5,448)	$(4,746)	$(15,472)	$(15,076)
Loss per share amounts – basic
and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted (Note 2):	10,796,981	10,796,981	10,796,981	10,796,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Six Month Periods Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,472)	$(15,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	2,714	(441)
Net cash used in operating activities	(12,758)	(15,517)
Net decrease in cash	(12,758)	(15,517)
Cash at beginning of period	20,356	45,073
Cash at end of period	$7,598	$29,556
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three- and Six-Month Periods Ended June 30, 2010 and 2009

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

As reflected in the accompanying balance sheet at June 30, 2010, cash totals $7,598.  Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due through December 31, 2010.  If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company.  Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level.  Dorman Industries owns 48.6% of the Company’s outstanding common stock.  There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The results of the operations for the three- and six-month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

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

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and six-month periods ended June 30, 2010 and 2009 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1.  The Company has no dilutive securities.

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

Three Month Periods Ended June 30, 2010 and 2009

Direct administrative expenses of the Company totaled $5,448 and $4,746 for the three month periods ended June 30, 2010 and 2009, respectively, as the administrative services required in each period remained constant.

Six Month Periods Ended June 30, 2010 and 2009

Direct administrative expenses of the Company totaled $15,472 and $15,076 for the six month periods ended June 30, 2010 and 2009, respectively, as the administrative services required in each period remained constant.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses.  Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004.  In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000.  As reflected in the accompanying balance sheet at June 30, 2010, cash totals $7,598.  Based on such balance and management’s forecast of activity levels during the remainder of 2010, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due through December 31, 2010.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

•
We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance, and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure that this diligence will reveal all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise.

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

•
Our Amended and Restated Articles of Incorporation provides that our Board of Directors will be authorized to issue from time to time, without further stockholder approval, up to 30,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations, or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences, and the number of shares constituting any series or designations of any series.  Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights.  We may issue additional preferred stock in ways which may delay, defer, or prevent a change in control of the Company without further action by our stockholders.

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

 (b)          Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

Date August 12, 2010	By:	/s/ Daniel J. Dorman
President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)