Form 10-Q
period 2010-09-30
SANDSTON CORP
filed 2010-11-05
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(248) 723-3007
(Issuer’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: No par value Common Stock:

10,796,981 shares outstanding as of November 5, 2010

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation
Condensed Balance Sheet
September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$4,068	$20,356
Deposit	1,800	1,800

Total assets	$5,868	$22,156

Liabilities and Shareholders’ Equity

Current liabilities - accounts payable	$3,756	$591

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized, 10,796,981 shares issued and outstanding	33,799,784	33,799,784
Accumulated deficit	(33,797,672)	(33,778,219)

Total shareholders’ equity	2,112	21,565

Total liabilities and shareholders’ equity	$5,868	$22,156

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Nine-Month Periods Ended September 30, 2010 and 2009

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-
General and administrative expenses	3,981	4,443	19,453	19,519

Loss before income taxes	(3,981)	(4,443)	(19,453)	(19,519)
Income taxes	-	-	-	-
Net loss	$(3,981)	$(4,443)	$(19,453)	$(19,519)
Loss per share amounts – basic and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted (Note 2):	10,796,981	10,796,981	10,796,981	10,796,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(19,453)	$(19,519)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	3,165	2,523
Net cash used in operating activities	(16,288)	(16,996)
Net decrease in cash	(16,288)	(16,996)
Cash at beginning of period	20,356	45,073
Cash at end of period	$4,068	$28,077
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three- and Nine-Month Periods Ended September 30, 2010 and 2009

Note 1 - Basis of Presentation

Pursuant to a recommendation of the Company’s Board of Directors and approval by its shareholders on January 13, 2004, the Company sold to NC Acquisition Corporation (the “Purchaser”) on March 31, 2004 all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, subsidiaries, goodwill, and other intangibles, except for $30,000 in cash, (the “Net Asset Sale”).  The Purchaser also assumed all of the Company’s liabilities pursuant to the Net Asset Sale.  Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash and it had no liabilities.  It also retained no subsidiaries.  On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the “Company”) and to implement a shareholder approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share.  On April 1, 2004 the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000.  Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer.  Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company and currently is the beneficial owner of 54.17% of the Company’s outstanding common stock.

Effective April 1, 2004, the Company became a “public shell” corporation.

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

Liquidity and Management Plans

The Company became a “public shell” corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering sundry and various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services.  These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, and from $120,000 of proceeds from the sale, through a private placement, of unregistered common stock in December 2006 to certain accredited investors.

As reflected in the accompanying balance sheet at September 30, 2010, cash totals $4,068.  Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due through December 31, 2010.  If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company.  Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level.  Dorman Industries owns 48.6% of the Company’s outstanding common stock.  There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The results of the operations for the three- and nine-month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Liquidity and Management Plans

The Company became a “public shell” corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services.  These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, and from $120,000 of proceeds from the sale, through a private placement, of unregistered common stock in December 2006 to certain accredited investors.

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and nine-month periods ended September 30, 2010 and 2009 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1.  The Company has no dilutive securities.

Item 2.Management’s Discussion and Analysis of Results of Operations

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

Three Month Periods Ended September 30, 2010 and 2009

Direct administrative expenses of the Company totaled $3,981 and $4,443 for the three month periods ended September 30, 2010 and 2009, respectively, as the administrative services required in each period remained constant.

Nine Month Periods Ended September 30, 2010 and 2009

Direct administrative expenses of the Company totaled $19,453and $19,519 for the nine- month periods ended September 30, 2010 and 2009, respectively, as the administrative services required in each period remained constant.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses.  Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004.  In December 2006, the Company sold through a private placement of unregistered securities 2.4 million shares of Common Stock for a total of $120,000.  As reflected in the accompanying balance sheet at September 30, 2010, cash totals $4,068.  Based on such balance and management’s forecast of activity levels during the remainder of 2010, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due through December 31, 2010.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

While it is the Company’s objective to ultimately be able to use the securities of the Company as a currency in the acquisition of portfolio businesses, the initial acquisitions of portfolio businesses may require the Company to be infused with additional capital thereby diluting the Company’s shareholders, including Dorman Industries to the extent that it does not participate in the capital infusion.

Uncertainties Relating to Forward Looking Statements

“Item 2 - Management’s Discussion and Analysis of Results of Operation” and other parts of this Form 10-Q contain certain “forward-looking statements” within the meaning of the Securities Act of 1934, as amended.  While management of the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties.  These risks and uncertainties include, but are not limited to the following:

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

•	Uncertainties discussed elsewhere in “Management’s Discussion and Analysis of Results of Operations”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company performed an evaluation under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure.

 (b)          Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

Date November 5, 2010	/s/ Daniel J. Dorman
President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)