Form 10-Q
period 2011-03-31
SANDSTON CORP
filed 2011-05-10
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

11,296,981 shares outstanding as of May 10, 2011

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

Sandston Corporation
Condensed Balance Sheet
March 31, 2011 and December 31, 2010

	March 31,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash	$13,476	$15,474
Deposit	1,800	1,800

Total assets	$15,276	$17,274

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$6,823	$4,471
Accrued expenses	6,000	-
Total current liabilities	12,823	4,471

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized, 11,296,981 shares issued and outstanding	33,814,784	33,814,784
Accumulated deficit	(33,812,331)	(33,801,981)

Total shareholders’ equity	2,453	12,803

Total liabilities and shareholders’ equity	$15,276	$17,274

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For the Three Month Periods Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Net revenues	$-	$-
General and administrative expenses	10,350	10,025

Operating loss	(10,350)	(10,025)
Income taxes	-	-
Net loss	$(10,350)	$(10,025)

Per share amounts – basic and diluted (Note 2)	$0.00	$0.00
Weighted average shares outstanding - basic and diluted (Note 2)	11,296,981	10,796,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Three Month Periods Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,350)	$(10,025)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in assets and liabilities that provided cash:
Accounts payable	2,352	2,124
Accrued expenses	6,000	6,000
Net cash used in operating activities	(1,998)	(1,901)
Net decrease in cash	(1,998)	(1,901)
Cash at beginning of period	15,474	20,356
Cash at end of period	$13,476	$18,455
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three Month Periods Ended March 31, 2011 and 2010

Note 1 - Basis of Presentation

Pursuant to a recommendation of the Company’s Board of Directors and approval by its shareholders on January 13, 2004, the Company sold to NC Acquisition Corporation (the "Purchaser") on March 31, 2004 all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, subsidiaries, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale").  The Purchaser also assumed all of the Company’s liabilities pursuant to the Net Asset Sale.  Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash and it had no liabilities.  It also retained no subsidiaries.  On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the “Company”) and to implement a shareholder approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share.  On April 1, 2004 the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000.  Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer.  Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.5% of the then outstanding common stock of the Company and currently is the beneficial owner of 50.9% of the Company’s outstanding common stock.

Effective April 1, 2004, the Company became a "public shell" corporation.

The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies.  The Company expects to target companies in multiple industry groups.  The Company has yet to acquire, or enter into an agreement to acquire, any company or entity.

During the period prior to the Net Asset Sale, the Company’s business was the design, manufacture, and distribution of factory automotation products, including computer hardware and software products.  These businesses were sold on March 31, 2004 to the Purchaser.

Liquidity and Management Plans

The Company became a "public shell" corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering sundry and various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services.  These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $65,000 of proceeds from the sale of common stock on April 1, 2004 and December 30, 2010 to Dorman Industries, and from $120,000 of proceeds from the sale, through a private placement, of unregistered common stock in December 2006 to certain accredited investors.

As reflected in the accompanying balance sheet at March 31, 2011, cash totals $13,476.  Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due through December 31, 2011.  If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company.   Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level.  Dorman Industries owns 50.9% of the Company’s outstanding common stock.  There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The results of the operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.  Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three month periods ended March 31, 2011 and 2010 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1.  The Company has no dilutive securities.

Item 2.      Management's Discussion and Analysis of Results of Operations

Three Month Periods Ended March 31, 2011 and 2010

Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-Q.  As described therein, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004.  Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities.  The Company has had no employees since that date.  The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer.  Direct administrative expenses of the Company totaled $10,350 and $10,025 for the three-month periods ended March 31, 2011 and 2010, respectively, as the administrative services required in each period remained constant.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses.  Operating expenses of the Company have been funded with a) $30,000 of available cash retained from the Net Asset Sale; b) $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004; c) $120,000 of cash generated from a private placement of 2.4 million shares of unregistered Common Stock in December 2006; and d) $15,000 of cash generated from the sale of common stock from a private placement of 500,000 shares of unregistered Common Stock in December 2010.  As reflected in the accompanying balance sheet at March 31, 2011, cash totals $13,476.  Based on such balance and management’s forecast of activity levels during the foreseeable future, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

•
Our principal shareholder, Daniel J. Dorman, owns or controls 50.9% of our common stock.  His wife owns 5.3% of our common stock.  Consequently, they will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders.  In addition, he is now an officer and director.  Because he and his wife own or control a majority of our common stock, they will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management.  In addition, they may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

(b)          Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

May 10, 2011	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)