Form 10-Q/A
period 2011-06-30
SANDSTON CORP
filed 2011-08-29
CIK 892832

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Sandston Corporation for the period ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T.  Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace  period for the first quarterly period in which detailed footnote tagging is required.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

 PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
Exhibit
Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101**
The following materials from Sandston Corporation  Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the condensed statements of operations, (ii) the condensed statements of cash flows, (iii) the condensed balance sheets, and (iv) notes to condensed financial statements tagged as blocks of text.

*
Previously filed or furnished, as applicable, as an exhibit to the Quarterly Report on Form 10-Q (File No. 0-21142) of Sandston Corporation for the period ended June 30, 2011 filed with the SEC on August 10, 2011.

**
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

August 26, 2011	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101**
The following materials from Sandston Corporation  Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the condensed statements of operations, (ii) the condensed statements of cash flows, (iii) the condensed balance sheets, and (iv) notes to condensed financial statements tagged as blocks of text.

*
Previously filed or furnished, as applicable, as an exhibit to the Quarterly Report on Form 10-Q (File No. 0-21142) of Sandston Corporation for the period ended June 30, 2011 filed with the SEC on August 10, 2011.

**
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.