Form 10-Q
period 2011-09-30
SANDSTON CORP
filed 2011-11-14
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

11,296,981 shares outstanding as of November 15, 2011

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

Sandston Corporation
Condensed Balance Sheet
September 30, 2011 and December 31, 2010

	September 30,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash	$2,107	$15,474
Deposit	1,800	1,800

Total assets	$3,907	$17,274

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$8,059	$4,471
Accrued expenses	1,200	-

Total current liabilities	9,259	4,471

Shareholders’ deficit:
Common stock, no par value, 30,000,000 shares authorized, 11,296,981 shares issued and outstanding	33,814,784	33,814,784
Accumulated deficit	(33,820,136)	(33,801,981)

Total shareholders’ equity (deficit)	(5,352)	12,803

Total liabilities and shareholders’ equity	$3,907	$17,274

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Nine-Month Periods Ended September 30, 2011 and 2010

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$-	$-	$-	$-
General and administrative expenses	5,479	3,981	18,155	19,453

Loss before income taxes	(5,479)	(3,981)	(18,155)	(19,453)
Income taxes	-	-	-	-

Net loss	$(5,479)	$(3,981)	$(18,155)	$(19,453)

Loss per share amounts – basic and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted (Note 2):	11,296,981	10,796,981	11,296,981	10,796,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2011 and 2010

	Nine Months Ended Sept. 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(18,155)	$(19,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	3,588	3,165
Accrued expenses	1,200	-
Net cash used in operating activities	(13,367)	(16,288)
Net decrease in cash	(13,367)	(16,288)
Cash at beginning of period	15,474	20,356
Cash at end of period	$2,107	$4,068

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three- and Nine-Month Periods Ended September 30, 2011 and 2010

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

As reflected in the accompanying balance sheet at September 30, 2011, cash totals $2,107.  Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, the present cash balance will not be sufficient to pay its current liabilities and its administrative expenses as such expenses become due through December 31, 2011.  The Company will need to obtain additional funds to maintain its administrative activities as a public shell company.   Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level.  Dorman Industries owns 50.9% of the Company’s outstanding common stock.  There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The results of the operations for the three month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.  Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and nine-month periods ended September 30, 2011 and 2010 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1.  The Company has no dilutive securities.

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

Three Month Periods Ended September 30, 2011 and 2010

Direct administrative expenses of the Company totaled $5,479 and $3,981 for the three month periods ended September 30, 2011 and 2010, respectively, as the administrative services required in the third quarter of 2011 were more than in the third quarter of 2010.

Nine Month Periods Ended September 30, 2011 and 2010

Direct administrative expenses of the Company totaled $18,155 and $19,453 for the nine month periods ended September 30, 2011 and 2010, respectively, as the administrative services required in the 2011 period were slightly less than in the 2010 period.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses.  Operating expenses of the Company have been funded with a) $30,000 of available cash retained from the Net Asset Sale; b) $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004; c) $120,000 of cash generated from a private placement of 2.4 million shares of unregistered Common Stock in December 2006; and d) $15,000 of cash generated from the sale of common stock from a private placement of 500,000 shares of unregistered Common Stock in December 2010.  As reflected in the accompanying balance sheet at September 30, 2011, cash totals $2,107.  Based on such balance and management’s forecast of activity levels during the foreseeable future, management believes that the present cash balance will not be sufficient to pay its current liabilities and its administrative expenses as such expenses become due.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

November 14, 2011	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101
The following materials from Sandston Corporation  Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the condensed statements of operations, (ii) the condensed statements of cash flows, (iii) the condensed balance sheets, and (iv) notes to condensed financial statements tagged as blocks of text