Form 10-Q
period 2012-06-30
SANDSTON CORP
filed 2012-08-13
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

11,671,981 shares outstanding as of August 13, 2012

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation

Condensed Balance Sheet

June 30, 2012 and December 31, 2011

	June 30,
	2012	December 31,
	(Unaudited)	2011
Assets
Current assets:
Cash	$8,104	$11,447
Deposit	1,800	1,800
Total assets	$9,904	$13,247

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$16,758	$8,094
Accrued expenses	1,200	1,200
Total current liabilities	17,958	9,294

Shareholders’ equity (deficit):
Common stock, n
o par value, 30,000,000 shares authorized,
11,671,981 shares issued and outstanding	33,829,784	33,829,784
Accumulated deficit	(33,837,838)	(33,825,831)

Total shareholders’ equity (deficit)	(8,054)	3,953

Total liabilities and shareholders’ equity (deficit)	$9,904	$13,247

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Operations

For The Three- and Six-Month Periods Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$-	$-	$-	$-
General and administrative expenses	3,399	2,326	12,007	12,676

Loss before income taxes	(3,399)	(2,326)	(12,007)	(12,676)
Income taxes	-	-	-	-

Net loss	$(3,399)	$(2,326)	$(12,007)	$(12,676)

Loss per share amounts – basic
and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares
outstanding – basic and
diluted (Note 2):	11,671,981	11,296,981	11,671,981	11,296,981

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Cash Flows

For the Six Month Periods Ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,007)	$(12,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	8,664	(691)
Net cash used in operating activities	(3,343)	(13,367)

Net decrease in cash	(3,343)	(13,367)
Cash at beginning of period	11,447	15,474

Cash at end of period	$8,104	$2,107

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation

 Notes To Condensed Financial Statements

For The Three- and Six-Month Periods Ended June 30, 2012 and 2011

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

Liquidity and Management Plans

The Company became a "public shell" corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering sundry and various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services. These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, and from $150,000 of proceeds from the sales, through a private placement, of unregistered common stock in December 2006, December 2010, and November 2011 to certain accredited investors.

As reflected in the accompanying balance sheet at June 30, 2012, cash totals $8,104. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2012. If the Company has not identified and consummated an acquisition by the end of 2012, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 52.46% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The results of the operations for the three month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three month periods ended June 30, 2012 and 2011 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1. The Company has no dilutive securities.

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

Three Month Periods Ended June 30, 2012 and 2011

Direct administrative expenses of the Company totaled $3,399 and $2,326 for the three month periods ended June 30, 2012 and 2011, respectively, as the Company incurred $1,250 in charges related to implementing regulatory-mandated XBRL Tagging services beginning in 2012 that were not required in 2011.

Six Month Periods Ended June 30, 2012 and 2011

Direct administrative expenses of the Company totaled $12,007 and $12,676 for the six month periods ended June 30, 2012 and 2011, respectively, as the cost of all administrative services incurred in the 2012 period were less than in the 2011 period.

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

As reflected in the accompanying balance sheet at June 30, 2012, cash totals $8,104. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2012. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 52.46% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

(b) Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

August 13, 2012	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number                                                Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following materials from Sandston Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed statements of operations, (ii) the condensed statements of cash flows, (iii) the condensed balance sheets, and (iv) notes to condensed financial statements tagged as blocks of text.

Page 12