Form 10-Q
period 2013-03-31
SANDSTON CORP
filed 2013-05-14
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

13,171,981 shares outstanding as of May 14, 2013

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation

Condensed Balance Sheet

March 31, 2013 and December 31, 2012

	March 31,
	2013	December 31,
	(Unaudited)	2012
Assets
Current assets:
Cash	$7,709	$8,116

Total assets	$7,709	$8,116

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$12,935	$5,479
Accrued expenses	6,500	-
Total current liabilities	19,435	5,479

Shareholders’ equity (deficit):
Common stock, no par value, 30,000,000 shares authorized,
13,171,981 shares issued and outstanding	33,844,784	33,844,784
Accumulated deficit	(33,856,510)	(33,842,147)

Total shareholders’ equity (deficit)	(11,726)	2,637

Total liabilities and shareholders’ equity (deficit)	$7,709	$8,116

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Operations

For the Three Month Periods Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Net revenues	$-	$-
General and administrative expenses	14,363	8,608

Operating loss	(14,363)	(8,608)
Income taxes	-	-
Net loss	$(14,363)	$(8,608)

Per share amounts – basic and diluted (Note 2)	$0.00	$0.00
Weighted average shares outstanding - basic and diluted (Note 2)	13,171,981	11,671,981

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Cash Flows

For the Three Month Periods Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(14,363)	$(8,608)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Changes in assets and liabilities that provided cash:
Accounts payable	7,456	502
Accrued expenses	6,500	6,500
Net cash used in operating activities	(407)	(1,606)
Net decrease in cash	(407)	(1,606)
Cash at beginning of period	8,116	11,447
Cash at end of period	$7,709	$9,841
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation

Notes To Condensed Financial Statements

For The Three Month Periods Ended March 31, 2013 and 2012

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

As reflected in the accompanying balance sheet at March 31, 2013, cash totals $7,709. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2013. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 57.88% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The results of the operations for the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three month periods ended March 31, 2013 and 2012 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1. The Company has no dilutive securities.

Item 2. Management's Discussion and Analysis of Results of Operations

Three Month Periods Ended March 31, 2013 and 2012

Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-Q. As described therein, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004. Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $14,363 in the three-month period ended March 31, 2013, an increase of $5,755, or 66.9% compared to $8,608 for the three-month period ended March 31, 2012. Such increase resulted from an increase in legal fees in the current period.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with a) $30,000 cash retained from the businesses that were sold, b) $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, c) $165,000 of proceeds from the sales, through a private placement, of unregistered common stock in December 2006, December 2010, November 2011 and September 2012 to certain accredited investors.

As reflected in the accompanying balance sheet at March 31, 2013, cash totals $7,709. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2013. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 57.88% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

(b) Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

May 14, 2013	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following materials from Sandston Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed statements of operations, (ii) the condensed statements of cash flows, (iii) the condensed balance sheets, and (iv) notes to condensed financial statements tagged as blocks of text.

Page 12