Form 10-Q
period 2013-06-30
SANDSTON CORP
filed 2013-08-13
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

13,171,981 shares outstanding as of August 9, 2013

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Sandston Corporation
Condensed Balance Sheet
June 30, 2013 and December 31, 2012

	June 30,
	2013	December 31,
	(Unaudited)	2012
Assets
Current assets:
Cash	$5,675	$8,116

Total assets	$5,675	$8,116

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$18,799	$5,479
Total current liabilities	18,799	5,479

Shareholders’ equity (deficit):
Common stock, no par value, 30,000,000 shares authorized, 13,171,981 shares issued and outstanding	33,844,784	33,844,784
Accumulated deficit	(33,857,908)	(33,842,147)

Total shareholders’ equity (deficit)	(13,124)	2,637

Total liabilities and shareholders’ equity (deficit)	$5,675	$8,116

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Six-Month Periods Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-
General and administrative expenses	1,398	3,399	15,761	12,007

Loss before income taxes	(1,398)	(3,399)	(15,761)	(12,007)
Income taxes	-	-	-	-
Net loss	$(1,398)	$(3,399)	$(15,761)	$(12,007)
Loss per share amounts – basic and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted (Note 2):	13,171,981	11,671,981	13,171,981	11,671,981

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Six Month Periods Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,761)	$(12,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	13,320	8,664
Net cash used in operating activities	(2,441)	(3,343)

Net decrease in cash	(2,441)	(3,343)
Cash at beginning of period	8,116	11,447

Cash at end of period	$5,675	$8,104

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three- and Six-Month Periods Ended June 30, 2013 and 2012

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

As reflected in the accompanying balance sheet at June 30, 2013, cash totals $5,675. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2013. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company.  Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 57.88% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The results of the operations for the three- and six-month periods ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and six-month periods ended June 30, 2013 and 2012 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1. The Company has no dilutive securities.

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

Three Month Periods Ended June 30, 2013 and 2012

Direct administrative expenses of the Company totaled $1,398 and $3,399 for the three month periods ended June 30, 2013 and 2012, respectively, as the administrative services provided in the 2013 period were less than in the 2012 period.

Six Month Periods Ended June 30, 2013 and 2012

Direct administrative expenses of the Company totaled $15,761 and $12,007 for the six month periods ended June 30, 2013 and 2012, respectively, as legal fees incurred in 2013 were greater than in the 2012 period.

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

As reflected in the accompanying balance sheet at June 30, 2013, cash totals $5,675. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2013. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company.  Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 57.88% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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
⋅
We have had no operating history since April 2004 and no revenues or earnings from operations since April 2004. We have no material assets and we will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

⋅
Since we have no operating history, we will be subject to the risks inherent in establishing a new business. We have not identified what our new line of business will be; therefore, we cannot fully describe the specific risks presented by such business.

⋅	We may be unable to successfully identify and acquire a suitable merger partner or acquisition candidate.
⋅	Continuing turmoil across various sectors of the financial markets may negatively impact our ability to complete an acquisition.
⋅
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

⋅
Because we may consummate a merger or acquisition with a company in any industry and are not limited to any particular type of business, there is no current basis for shareholders to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire.

⋅
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

⋅
The role of our management team and key personnel from the target business we acquire cannot presently be ascertained. While we intend to closely scrutinize any individuals we engage after a redeployment of our assets, we cannot assure that our assessment of these individuals will prove to be correct.

⋅
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

⋅
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

⋅
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

⋅
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

⋅	Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

⋅
In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

⋅
Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

⋅	Our common stock is quoted only on the OTC bulletin board and there may not be a sustained trading market for our common stock.
⋅	Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.
⋅
The market prices of our common stock have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

⋅	Although our stockholders may receive dividends if, as, and when declared by our Board of Directors, we do not intend to pay dividends on our common stock in the foreseeable future.
⋅
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

⋅
A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, current stockholders’ equity interest in the Company will be diluted.

⋅
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

⋅
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

⋅	Uncertainties discussed elsewhere in “Management's Discussion and Analysis of Results of Operations”.

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

(b)      Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

August 9, 2013	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101
The following materials from Sandston Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed statements of operations, (ii) the condensed statements of cash flows, (iii) the condensed balance sheets, and (iv) notes to condensed financial statements tagged as blocks of text.