Form 10-Q
period 2013-09-30
SANDSTON CORP
filed 2013-11-12
CIK 892832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

13,171,981 shares outstanding as of November 12, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Sandston Corporation
Condensed Balance Sheet
September 30, 2013 and December 31, 2012

	September 30,
	2013	December 31,
	(Unaudited)	2012
Assets
Current assets:
Cash	$5,675	$8,116

Total assets	$5,675	$8,116

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$23,483	$5,479
Total current liabilities	23,483	5,479

Shareholders’ equity (deficit):
Common stock, no par value, 30,000,000 shares authorized, 13,171,981 shares issued and outstanding	33,844,784	33,844,784
Accumulated deficit	(33,862,592)	(33,842,147)

Total shareholders’ equity (deficit)	(17,808)	2,637

Total liabilities and shareholders’ equity (deficit)	$5,675	$8,116

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Operations
For The Three- and Nine-Month Periods Ended September 30, 2013 and 2012

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$-	$-	$-	$-

General and administrative expenses	4,684	571	20,445	12,577
Loss before income taxes	(4,684)	(571)	(20,445)	(12,577)
Income taxes	-	-	-	-
Net loss	$(4,684)	$(571)	$(20,445)	$(12,577)
Loss per share amounts – basic and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted (Note 2):	13,171,981	11,786,111	13,171,981	11,710,302

See notes to condensed financial statements.

Sandston Corporation
Condensed Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2013 and 2012

	Nine Months Ended Sept. 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(20,445)	$(12,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	18,004	(1,882)
Accrued expenses	-	(1,200)
Net cash used in operating activities	(2,441)	(15,659)
Cash flows from financing activities:
Sale of common stock	-	15,000
Net decrease in cash	(2,441)	(659)
Cash at beginning of period	8,116	11,447
Cash at end of period	$5,675	$10,788
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation
Notes To Condensed Financial Statements
For The Three- and Nine-Month Periods Ended September 30, 2013 and 2012

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

As reflected in the accompanying balance sheet at September 30, 2013, cash totals $5,675. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2013. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 57.88% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The results of the operations for the three- and nine-month periods ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 – Earnings Per Share

The weighted average shares outstanding are used in computing basic loss per share for the three- and nine-month periods ended September 30, 2013 and 2012. The Company has no dilutive securities.

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

Three Month Periods Ended September 30, 2013 and 2012

Direct administrative expenses of the Company totaled $4,684 and $571 for the three month periods ended September 30, 2013 and 2012. The increase in expenses results from an increase in administrative services required in the 2013 period and from a reversal of previously accrued estimated expenses in 2012 that were in excess of actual expenses billed in the third quarter of 2012.

Nine Month Periods Ended September 30, 2013 and 2012

Direct administrative expenses of the Company totaled $20,445 and $12,577 for the nine month periods ended September 30, 2013 and 2012, respectively, as legal fees incurred in 2013 were greater than in the 2012 period and the 2013 period included fees associated with the 2013 implementation of XBRL (eXtensible Business Reporting Language) reporting required by recently implemented SEC regulations.

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

As reflected in the accompanying balance sheet at September 30, 2013, cash totals $5,675. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2013. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 57.88% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

November 12, 2013	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101
The following materials from Sandston Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the condensed statements of operations, (ii) the condensed statements of cash flows, (iii) the condensed balance sheets, and (iv) notes to condensed financial statements tagged as blocks of text.

Page 13