Form 10-K
period 2013-12-31
SANDSTON CORP
filed 2014-03-31
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013    or

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

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2013, the last day of the Registrant’s second quarter, computed by reference to the closing price of such stock on such date as quoted on the OTCBB, was approximately $43,000. For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 28, 2014 was 14,053,347.

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

Corporate History

Prior to April 1, 2004, Sandston Corporation was named Nematron Corporation (“Nematron” or the “Company”), which was incorporated in Michigan in October 1983. In 1986, Nematron became a wholly owned subsidiary of Interface Systems, Inc. ("Interface"). The former business of Nematron was the design, manufacture and marketing of factory automation products, including computer hardware and software products. On March 31, 2004 Nematron sold to NC Acquisition Corp. ("NCAC") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, and all subsidiaries except for $30,000 in cash, (the "Net Asset Sale"). NCAC also assumed all of Nematron’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron’s only remaining assets were $30,000 in cash; it retained no liabilities. Pursuant to the Net Asset Sale, and effective April 1, 2004 the Company has no subsidiaries. On April 1, 2004 Nematron amended its Articles of Incorporation to change its name to Sandston Corporation (the “Company”) and implemented a shareholder-approved one-for-five reverse stock split of the Company’s common stock. Also, on April 1, 2004 Nematron sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company’s Chairman of the Board, CEO, and President following such stock purchase. By virtue of its purchase of common stock, Dorman Industries became the owner of 62.5% of the outstanding common stock of the Company, and currently is the beneficial owner of 59.0% of the Company’s outstanding common stock. Patricia A. Dorman, Mr. Dorman’s wife, is the beneficial owner of an additional 4.4% of the Company’s outstanding common stock.

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

Description of Business

The business of the Company since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. The Company has had no revenue generating activities since April 1, 2004, nor has it had any employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $35,151 and $16,316 for the years ended December 31, 2013 and 2012, respectively.

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

Our principal shareholder, Daniel J. Dorman, owns or controls 59.0% of our common stock. His wife owns 4.4% of our common stock. Consequently, they will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he is now an officer and director. Because Mr. Dorman and his wife own or control a majority of our common stock, they will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, they may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

2013	High	Low
First Quarter	$0.05	$0.01
Second Quarter	0.02	0.01
Third Quarter	0.09	0.01
Fourth Quarter	0.03	0.02

2012	High	Low
First Quarter	$0.05	$0.02
Second Quarter	0.05	0.03
Third Quarter	0.03	0.01
Fourth Quarter	0.02	0.01

There are approximately 200 holders of record of the Company's Common Stock as of March 28, 2014.

Dividend Policy

The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On November 7, 2013, the Company entered into a subscription agreement with an accredited investor pursuant to which the Company sold 361,766 shares of its Common Stock (the “New 2013 Shares”), for a price of $0.03 per share in a private placement, at a total offering price for the New 2013 Shares issued of $10,853 in cash, with no underwriting discounts or commissions payable.

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

The New 2013, 2012, 2011, and 2010 Shares, and shares sold in 2006 (“New 2006 Shares”) were sold in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, based on the following: there was no general solicitation; all investors are “accredited investors” (within the meaning of Regulation D) who are sophisticated about business and financial matters; and all the New Shares issued are subject to restriction on transfer.

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

Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month Ended October 31, 2013	-0-	Not applicable	-0-	-0-
Month Ended November 30, 2013	-0-	Not applicable	-0-	-0-
Month Ended December 31, 2013	-0-	Not applicable	-0-	-0-
Total	-0-	Not applicable	-0-	-0-

Equity Compensation Plan Information

As of December 31, 2013, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The business of the Company in 2013 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. The Company had no revenue generating activities in 2013. The Company has had no employees since April 1, 2004. The administrative activities of the Company since April 1, 2004 have been performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the year ended December 31, 2013 totaled $35,151, an increase of $18,835, or 115.4%, compared to $16,316 incurred for the year ended December 31, 2012. The increase in expenses relates to the fees paid for XBRL services required pursuant to SEC regulations.

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

Liquidity and Capital Resources

Primary sources of liquidity since the Company became a “public shell” following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with $30,000 of available cash retained from the Net Asset Sale and from $50,000 of cash generated by the sale of additional shares of common stock to Dorman Industries on April 1, 2004. In December 2006, December 2010, November 2011, September 2012, and November 2013, the Company sold through a private placement of unregistered securities 2,400,000, 500,000, 375,000, 1,500,000 and 361,766 shares, respectively, of Common Stock for a total of $120,000, $15,000, $15,000, $15,000, and $10,853, respectively. As reflected in the accompanying balance sheet at December 31, 2013, cash totals $4,807. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2014. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2013. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment of our internal control over financial reporting, management concluded that our controls were effective as of December 31, 2013.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance.

Directors of the Company

Certain information relating to the persons who are the directors of the Company is set forth below.

Name	Age	Principal Occupation	Director Since	Term Expires

Daniel J. Dorman	51	President of Dorman Industries, LLC, a company that beneficially owns 59.00% of the outstanding Common Stock of the Company (1)	2004	2010 (2)
Lawrence J. De Fiore	53	CPA and shareholder and officer of DeFiore Spalding, P.C., a public accounting firm	2004	2009 (2)
Richard A. Walawender	53	Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC.	2006	2008 (2)

(1)	This percentage does not include 4.43% of the Company’s outstanding Common Stock owned beneficially by Patricia A. Dorman, Mr. Dorman’s wife.

(2)	Messrs. Dorman, De Fiore, and Walawender will serve until their resignation or removal or until their successor is elected.

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

Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2013, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE

Name and Principal		Annual Compensation		Long Term Compensation Awards	All Other Compensation
Occupation	Year	Salary ($)	Bonus ($)	Options (#)	($)

Daniel J. Dorman,	2013	$-0-	$-0-	-0-	$-0-
President and Chief	2012	$-0-	$-0-	-0-	$-0-
Executive Officer	2011	$-0-	$-0-	-0-	$-0-

Options

The following table sets forth information concerning options granted to the Named Executive Officer in the year ended December 31, 2013.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted To Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Daniel J. Dorman	-0-	-0-%	—	—

The Named Executive Officer did not exercise any options in the year ended December 31, 2013. The following table provides information with respect to unexercised options held by the Named Executive Officer as of December 31, 2013.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End (Number)		Value of Unexercised In-the-Money Options at Year End (Dollars) (1)
Name	Exercisable (1)	Unexercisable	Exercisable	Unexercisable

Daniel J. Dorman	-0-	-0-	$-0-	$-0-

(1)	Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the OTCBB at the end of 2013 and the option exercise price.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of securities underlying unexercised options/exercisable	Number of securities underlying unexercised options/un-exercisable	Option exercise price	Option expiration date
None	0/0	0/0	N/A	N/A

Equity Compensation Plan Information

The following table states certain information with respect to our equity compensation plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
1993 Stock Option Plan	0	Not applicable	190,000
Long-Term Incentive Plan	0	Not applicable	250,000
1993 Directors Stock Option Plan	0	Not applicable	24,000
Total	0	Not applicable	464,000

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004, and there are no outstanding options as of December 31, 2013 or 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 31, 2013 with respect to the beneficial ownership of Common Stock by current directors, each executive officer named in the Summary Compensation Table under “Executive Compensation”, all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a “5% Owner”). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

The share information included in the following table has been adjusted for the five-for-one reverse stock split approved by the shareholders at the Annual Meeting of Shareholders held on January 13, 2004.

	Number of Shares
Name	Beneficially Owned	Percent of Class (4)

Directors and Management:
Daniel J. Dorman (1)	7,985,023	59.00%
Lawrence J. De Fiore (2)	400,000	2.96%
Richard A. Walawender (3)	200,000	1.48%
All directors and executive officers as group (3 persons)	8,585,023	63.44%

5% Owners:
Daniel J. Dorman (1)	7,985,023	59.00%

(1)	The number of shares shown in the table for Mr. Dorman represents 5,248,257 shares purchased on April 1, 2004, 500,000 shares purchased on December 30, 2010, 375,000 shares purchased on November 14, 2011, 1,500,000 shares purchased September 24, 2012, and 361,766 shares purchased on November 7, 2013 by Dorman Industries, LLC, an entity owned by Mr. Dorman, but does not include 600,000 shares purchased in December 2006 by Patricia A. Dorman, Mr. Dorman’s wife. Mr. Dorman disclaims beneficial ownership of any and all shares of the Company’s common stock beneficially owned by his wife.

(2)	The shares shown in the table for Mr. DeFiore represent those shares purchased in December 2006 by the Lawrence J. DeFiore Living Trust.

(3)	The shares shown in the table for Mr. Walawender represent those shares purchased in December 2006 by Walawender Holdings, LLC.

(4)	The number of shares and percentages were determined as of December 31, 2013. At that date 13,533,747 shares of stock were outstanding. There were no outstanding common stock equivalents at that date or subsequent thereto to the date of this filing.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Mr. Walawender is a Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC. In 2013, Miller, Canfield, Paddock and Stone, PLC provided legal services to the Company totalling $5,447.

Item 14.	Principal Accountant Fees and Services.

The Company’s independent accountants, Plante & Moran PLLC, have been engaged since July 2004. Fees paid to the Plante & Moran PLLC during 2013 and 2012 are as follows:

	2013	2012
Audit Fees	$9,616	$10,745
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2013 and 2012

3.	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012

5.	Consolidated Statements of Cash Flows the years ended December 31, 2013 and 2012

6.	Notes to Consolidated Financial Statements for the years ended December 31, 2013 and 2012

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

Sandston Corporation

By:	/s/ Daniel J. Dorman	Dated:	March 28, 2014
Daniel J. Dorman, Chairman, President
and Chief Executive Officer (Principal
Executive Officer and Principal Financial
Officer)

By:	/s/ Laurence J. De Fiore	Dated:	March 28, 2014
Lawrence J. De Fiore, Director

By:	/s/ Richard A. Walawender	Dated:	March 28, 2014
Richard A. Walawender, Director

Consolidated Financial Statements

and Report of

Independent Registered Public Accounting Firm

Sandston Corporation

December 31, 2013 and 2012

SANDSTON CORPORATION

Report of Independent REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sandston Corporation

We have audited the accompanying balance sheets of Sandston Corporation as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandston Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations, negative working capital, and insufficient liquidity, which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Plante & Moran, PLLC

March 28, 2014

Clinton Township, Michigan

Sandston Corporation

Balance Sheets

December 31, 2013 and 2012

	December 31,
	2013	2012

Assets
Current assets:
Cash	$4,807	$8,116
Deposit	-	-

Total assets	$4,807	$8,116

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$26,468	$5,479
Accrued expenses	-	-
Total current liabilities	26,468	5,479
Stockholders' equity (deficit):
Common stock, no par value; 30,000,000 shares authorized; 13,533,747 and 13,171,981 shares issued and outstanding at December 31, 2013 and 2012	33,855,637	33,844,784
Accumulated deficit	(33,877,298)	(33,842,147)
Total stockholders' equity (deficit)	(21,661)	2,637

Total liabilities and stockholders' equity	$4,807	$8,116

See accompanying notes to financial statements.

F-3

Sandston Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2013 and 2012

	Year Ended December 31,
	2013		2012

Net revenues		$-		$-

General and administrative expenses		35,151		16,316

Operating loss		(35,151)		(16,316)

Income taxes		-		-

Net loss		$(35,151)		$(16,316)

Loss per share - basic and diluted (Note 2):	$	nil	$	nil
Weighted average shares - basic and diluted (Note 2):		13,226,494		12,077,719

See accompanying notes to financial statements.

Sandston Corporation

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2013 and 2012

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2012	11,671,981	$33,829,784	$(33,825,831)	$3,953

Sale of common stock	1,500,000	15,000	15,000

Net loss for the year ended December 31, 2012			(16,316)	(16,316)

Balance, December 31, 2012	13,171,981	$33,844,784	(33,842,147)	2,637

Sale of common stock	361,766	10,853	10,853

Net loss for the year ended December 31, 2013			(35,151)	(35,151)

Balance, December 31, 2013	13,533,747	$33,855,637	$(33,877,298)	$(21,661)

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(35,151)	$(16,316)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in current assets and liabilities that provided (used) cash:
Deposit	-	1,800
Accounts payable	20,989	(2,615)
Accrued expenses	-	(1,200)
Net cash used in operating activities	(14,162)	(18,331)

Cash flows from financing activities – sale of common stock	10,853	15,000

Net decrease in cash and cash equivalents	(3,309)	(3,331)
Cash at beginning of year	8,116	11,447

Cash at end of year	$4,807	$8,116

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries

Notes to Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

Note 1 - Basis of Presentation and Business

Pursuant to a recommendation of the Company’s Board of Directors and approval by its shareholders on January 13, 2004, the Company sold to NC Acquisition Corporation (the "Purchaser") on March 31, 2004 all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, subsidiaries, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash and it had no liabilities. It also retained no subsidiaries. On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the “Company”) and to implement a shareholder approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share. On April 1, 2004 the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company. The Company has made four subsequent sales of common stock to Dorman Industries in order to raise cash to pay operating expenses: December 30, 2010 - 500,000 shares for $15,000; November 14, 2011 - 375,000 shares for $15,000; September 24, 2012 - 1,500,000 shares for $15,000; and November 7, 2013 – 361,766 shares for $10,853. Dorman Industries currently is the beneficial owner of 59.00% of the Company’s outstanding common stock.

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

Liquidity and Management Plans

The Company became a "public shell" corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering sundry and various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services. These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, from $175,853 of proceeds from the sales, through a private placement, of unregistered common stock in the years 2006 through 2013 to certain accredited investors.

As reflected in the accompanying balance sheet at December 31, 2013, cash totals $4,807. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2014. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. There can be no assurance that Dorman Industries, which owns 59.00% of the Company’s outstanding stock, or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Stock Option Plans

The Company's Long-Term Incentive Plan (the “Incentive Plan"), adopted in April 1999, provides for the granting of awards to purchase a total of 250,000 shares of common stock to key employees and others. No options were granted in 2013 or 2012.

Loss Per Share

Loss per share is calculated using the weighted average number of common shares outstanding during the years presented. The weighted average shares outstanding used in computing loss per share was 13,226,494 and 12,077,719 for the years ended December 31, 2013 and 2012, respectively. There are no outstanding dilutive stock options and warrants. All outstanding stock options and warrants were cancelled effective with the Net Asset Sale.

Note 3 - Taxes on Income

Income tax expense is $-0- for both 2013 and 2012, including $-0- in current taxes and $-0- in deferred taxes for both 2013 and 2012.

A reconciliation of income tax expense recognized to income taxes at statutory rates is as follows:

	Year Ended December 31,
	2013	2012

Income tax at statutory rates	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Total income tax expense rate	0.0%	0.0%

At December 31, 2013, the Company has net operating loss carryforwards (“NOLs”) of approximately $307,000 that can be used to offset future taxable income, and such NOLs result in a gross deferred tax asset of approximately $104,000 at that date. These NOLs expire in varying amounts through 2032. Realization of these NOLs is subject to annual limitations under current IRS regulations pursuant to change in control provisions and is dependent on the existence of future taxable income. At December 31, 2013 and 2012, a valuation allowance has been recognized for the entire amount of the Company's net deferred tax asset. The valuation allowance increased by $12,000 in 2013, increasing from $92,000 at December 31, 2012 to $104,000 at December 31, 2013.

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004. There were no option grants in the years ended December 31, 2013 and 2012, and there are no outstanding options as of December 31, 2013 or 2012.

Note 5 – Subsequent Events

In February and March 2014, the Company issued a total of 519,600 shares of unregistered common stock to Dorman Industries, a related party, for a total of $15,392. The proceeds of these stock issuances were used to pay certain of the Company’s current liabilities. As a result of these stock issuances, Dorman Industries increased its ownership of the Company’s equity securities from 59.0% to 60.5%.

