Form 10-Q
period 2014-03-31
SANDSTON CORP
filed 2014-05-14
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

14,053,347 shares outstanding as of May 14, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Sandston Corporation

Condensed Balance Sheet

March 31, 2014 and December 31, 2013

	March 31,
	2014	December 31,
	(Unaudited)	2013
Assets
Current assets:
Cash	$5,190	$4,807

Total assets	$5,190	$4,807

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$16,031	$26,468
Accrued expenses	6,500	-
Total current liabilities	22,531	26,468

Shareholders’ equity (deficit):
Common stock, no par value, 30,000,000 shares authorized, 14,053,347 shares issued and outstanding at March 31, 2014 and 13,533,747 shares issued and outstanding at December 31, 2013	33,871,029	33,855,637
Accumulated deficit	(33,888,370)	(33,877,298)

Total shareholders’ equity (deficit)	(17,341)	(21,661)

Total liabilities and shareholders’ equity (deficit)	$5,190	$4,807

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Operations

For the Three Month Periods Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Net revenues	$-	$-
General and administrative expenses	11,072	14,363

Operating loss	(11,072)	(14,363)
Income taxes	-	-

Net loss	$(11,072)	$(14,363)

Per share amounts – basic and diluted (Note 2)	$0.00	$0.00

Weighted average shares outstanding - basic and diluted (Note 2)	13,686,686	13,171,981

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Cash Flows

For the Three Month Periods Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,072)	$(14,363)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	(10,437)	7,456
Accrued expenses	6,500	6,500
Net cash used in operating activities	(15,009)	(407)

Cash flows from financing activities - sale of common stock	15,392	-

Net increase (decrease) in cash	383	(407)
Cash at beginning of period	4,807	8,116

Cash at end of period	$5,190	$7,709

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation

Notes To Condensed Financial Statements

For The Three Month Periods Ended March 31, 2014 and 2013

Note 1 - Basis of Presentation

Pursuant to a recommendation of the Company’s Board of Directors and approval by its shareholders on January 13, 2004, the Company sold to NC Acquisition Corporation (the "Purchaser") on March 31, 2004 all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, subsidiaries, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash and it had no liabilities. It also retained no subsidiaries. On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the “Company”) and to implement a shareholder approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share. On April 1, 2004 the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company. The Company has made six subsequent sales of common stock to Dorman Industries in order to raise cash to pay operating expenses. These sales were made at market price on the date of the sale and ranged from $0.01 per share to $0.04 per share. Net proceeds received totaled $191,245 for the 4,456,367 shares purchased after April 1, 2004. Dorman Industries currently is the beneficial owner of 60.52% of the Company’s outstanding common stock.

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

Liquidity and Management Plans

The Company became a "public shell" corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering sundry and various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services. These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries and from $191,245 of proceeds from the sale of stock since that date to certain accredited investors, including Dorman Industries.

As reflected in the accompanying balance sheet at March 31, 2014, cash totals $5,190. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2014. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 60.52% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The results of the operations for the three month periods ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three month periods ended March 31, 2014 and 2013 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1. The Company has no dilutive securities.

Item 2.	Management's Discussion and Analysis of Results of Operations

Three Month Periods Ended March 31, 2014 and 2013

Readers should refer to a description of the Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-Q. As described therein, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004. Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $11,072 in the three-month period ended March 31, 2014, a decrease of $3,291, or 22.9% compared to $14,363 for the three-month period ended March 31, 2013. Such decrease resulted from a decrease in legal fees in the current period.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with a) $30,000 cash retained from the businesses that were sold, b) $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries,and c) $191,245 of proceeds from the sale of stock since that date to certain accredited investors, including Dorman Industries.

As reflected in the accompanying balance sheet at March 31, 2014, cash totals $5,190. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2014. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 60.52% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Uncertainties Relating to Forward Looking Statements

"Item 2 - Management's Discussion and Analysis of Results of Operation" and other parts of this Form 10-Q contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While management of the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to the following :

•	We have had no operating history since April 2004 and no revenues or earnings from operations since April 2004. We have no material assets and we will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.
•	Since we have no operating history, we will be subject to the risks inherent in establishing a new business. We have not identified what our new line of business will be; therefore, we cannot fully describe the specific risks presented by such business.
•	We may be unable to successfully identify and acquire a suitable merger partner or acquisition candidate.
•	Continuing turmoil across various sectors of the financial markets may negatively impact our ability to complete an acquisition.
•	We will incur significant costs in connection with our evaluation of suitable merger partners and acquisition candidates. As part of our plan to acquire or invest in strategically positioned companies, our management is seeking, analyzing, and evaluating potential acquisition and merger candidates. We have incurred and will continue to incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these efforts. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate acquisition opportunity in the near term, or at all.
•	Because we may consummate a merger or acquisition with a company in any industry and are not limited to any particular type of business, there is no current basis for shareholders to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire.
•	The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions. Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us.
•	The role of our management team and key personnel from the target business we acquire cannot presently be ascertained. While we intend to closely scrutinize any individuals we engage after a redeployment of our assets, we cannot assure that our assessment of these individuals will prove to be correct.
•	We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance, and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure that this diligence will reveal all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise.

•	Net Operating Losses (“NOLs”) may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL carryforwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Consequently, our ability to use the tax benefits associated with our substantial NOL will depend significantly on our success in identifying suitable merger partners and/or acquisition candidates, and once identified, successfully consummate a merger with and/or acquisition of these candidates. Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation’s stock owned by “5-percent stockholders” within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such “5-percent stockholder” at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation’s stock are “5-percent stockholders,” and all other persons who own less than 5% of a corporation’s stock are treated together as a public group. The amount of NOL carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.
•	We may effect an acquisition or merger with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following a) rules and regulations or currency conversion or corporate withholding taxes on individuals; b) tariffs and trade barriers; c) regulations related to customs and import/export matters; e) longer payment cycles; f) tax issues, such as tax law changes and variations in tax laws as compared to the United States; g) currency fluctuations and exchange controls; h) challenges in collecting accounts receivable; i) cultural and language differences; j) employment regulations; j) crime, strikes, riots, civil disturbances, terrorist attacks and wars; and l) deterioration of political relations with the United States. We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.
•	If we effect an acquisition or merger with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
•	Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.
•	In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.
•	Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

•	Our common stock is quoted only on the OTC bulletin board and there may not be a sustained trading market for our common stock.
•	Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.
•	The market prices of our common stock have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.
•	Although our stockholders may receive dividends if, as, and when declared by our Board of Directors, we do not intend to pay dividends on our common stock in the foreseeable future.
•	Our Amended and Restated Articles of Incorporation provides that our Board of Directors will be authorized to issue from time to time, without further stockholder approval, up to 30,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations, or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences, and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer, or prevent a change in control of the Company without further action by our stockholders.
•	A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, current stockholders’ equity interest in the Company will be diluted.
•	If the Company enters a business combination with a private concern, that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.
•	Our principal shareholder, Daniel J. Dorman, owns or controls 60.52% of our common stock. His wife owns 4.27% of our common stock. Consequently, they will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he is now an officer and director. Because he and his wife own or control a majority of our common stock, they will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, they may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.
•	Uncertainties discussed elsewhere in “Management's Discussion and Analysis of Results of Operations”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

May 14, 2014	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following materials from Sandston Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed statements of operations, (ii) the condensed statements of cash flows, (iii) the condensed balance sheets, and (iv) notes to condensed financial statements tagged as blocks of text.

Page 12