Form 10-Q
period 2014-06-30
SANDSTON CORP
filed 2014-08-12
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

14,053,347 shares outstanding as of August 11, 2014

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

Sandston Corporation

Condensed Balance Sheet

June 30, 2014 and December 31, 2013

	June 30,
	2014	December 31,
	(Unaudited)	2013
Assets
Current assets:
Cash	$5,166	$4,807

Total assets	$5,166	$4,807

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$23,930	$26,468
Total current liabilities	23,930	26,468

Shareholders’ equity (deficit):
Common stock, no par value, 30,000,000 shares authorized, 14,053,347 shares outstanding at June 30, 2014 and 13,533,747 shares outstanding at December 31, 2013	33,871,029	33,855,637
Accumulated deficit	(33,889,793)	(33,877,298)

Total shareholders’ equity (deficit)	(18,764)	(21,661)

Total liabilities and shareholders’ equity (deficit)	$5,166	$4,807

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Operations

For The Three- and Six-Month Periods Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-
General and administrative expenses	1,423	1,398	12,495	15,761

Loss before income taxes	(1,423)	(1,398)	(12,495)	(15,761)
Income taxes	-	-	-	-

Net loss	$(1,423)	$(1,398)	$(12,495)	$(15,761)

Loss per share amounts – basic and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted (Note 2):	14,053,347	13,171,981	13,871,030	13,171,981

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Cash Flows

For the Six Month Periods Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,495)	$(15,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	(2,538)	13,320
Net cash used in operating activities	(15,033)	(2,441)

Cash flows from financing activities:

Sale of common stock	15,392	-

Net increase (decrease) in cash	359	(2,441)
Cash at beginning of period	4,807	8,116

Cash at end of period	$5,166	$5,675

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation

Notes To Condensed Financial Statements

For The Three- and Six-Month Periods Ended June 30, 2014 and 2013

Note 1 - Basis of Presentation

Pursuant to a recommendation of the Company’s Board of Directors and approval by its shareholders on January 13, 2004, the Company sold to NC Acquisition Corporation (the "Purchaser") on March 31, 2004 all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, subsidiaries, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash and it had no liabilities. It also retained no subsidiaries. On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the “Company”) and to implement a shareholder approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share. On April 1, 2004 the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company. The Company has made six subsequent sales of common stock to Dorman Industries in order to raise cash to pay operating expenses. These sales were made at market price on the date of the sale and ranged from $0.01 per share to $0.04 per share. Net proceeds received totaled $191,245 for the 4,456,366 shares purchased after April 1, 2004. Dorman Industries currently is the beneficial owner of 60.52% of the Company’s outstanding common stock.

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

As reflected in the accompanying balance sheet at June 30, 2014, cash totals $5,166. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2014. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 60.52% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The results of the operations for the three- and six-month periods ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 – Earnings Per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and six-month periods ended June 30, 2014 and 2013 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1. The Company has no dilutive securities.

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

Three Month Periods Ended June 30, 2014 and 2013

Direct administrative expenses of the Company totaled $1,423 and $1,398 for the three month periods ended June 30, 2014, and 2013, respectively, as the administrative services provided in the 2014 period were consistent with the 2013 period.

Six Month Periods Ended June 30, 2014 and 2013

Direct administrative expenses of the Company totaled $12,495 and $15,761 for the six month periods ended June 30, 2014 and 2013, respectively, primarily attributable to fewer legal fees incurred in the 2014 period than in the 2013 period.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with a) $30,000 cash retained from the businesses that were sold, b) $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, and c) $191,245 of proceeds from the sale of stock since that date to certain accredited investors, including Dorman Industries.

As reflected in the accompanying balance sheet at June 30, 2014, cash totals $5,166. Based on such balance and management’s forecast of activity levels during the period that it may remain a “pubic shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2014. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 60.52% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

August 11, 2014	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following materials from Sandston Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed statements of operations, (ii) the condensed statements of cash flows, (iii) the condensed balance sheets, and (iv) notes to condensed financial statements tagged as blocks of text.

Page 12