Form 10-Q
period 2018-09-30
SANDSTON CORP
filed 2018-11-13
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES   ☒ NO

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ YES   ☒ NO

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ YES   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non- Accelerated Filer ☒	Smaller Reporting Company ☒
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

16,586,561 shares outstanding as of November 13, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Sandston Corporation

Condensed Balance Sheet

September 30, 2018 and December 31, 2017

	Sept. 30,
	2018	December 31,
	(Unaudited)	2017
Assets
Current assets:
Cash	$218	$270

Total assets	$218	$270

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$24,556	$21,826
Total current liabilities	24,556	21,826

Stockholders’ equity (deficit):
Common stock, no par value, 30,000,000 shares authorized, 16,586,561 shares outstanding at September 30, 2018 and 16,141,303 shares outstanding at December 31, 2017	33,947,294	33,933,117
Accumulated deficit	(33,971,632)	(33,954,673)

Total stockholders’ equity (deficit)	(24,338)	(21,556)

Total liabilities and stockholders’ equity (deficit)	$218	$270

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Operations

For the Three- and Nine-Month Periods Ended September 30, 2018 and 2017

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-
General and administrative expenses	2,931	2,790	16,959	15,760

Loss before income taxes	(2,931)	(2,790)	(16,959)	(15,760)
Income taxes	-	-	-	-

Net loss	$(2,931)	$(2,790)	$(16,959)	$(15,760)

Loss per share amounts – basic and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted (Note 2):	16,586,561	16,086,090	16,453,656	15,795,025

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2018 and 2017

	Nine Months Ended Sept. 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(16,959)	$(15,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	2,730	(2,757)
Net cash used in operating activities	(14,229)	(18,517)

Cash flows from financing activities - sale of common stock	14,177	18,505

Net decrease in cash	(52)	(12)
Cash at beginning of period	270	303

Cash at end of period	$218	$291

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation

Notes to Condensed Financial Statements

For the Three- and Nine-Month Periods Ended September 30, 2018 and 2017

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

The Company has made subsequent sales of common stock to Dorman Industries in order to raise cash to pay operating expenses:

Periods	Shares	Proceeds

December, 2010	500,000	$15,000
November, 2011	375,000	15,000
September, 2012	1,500,000	15,000
November, 2013	361,766	10,853
February, March, and August, 2014	733,300	21,803
March, August, and November, 2015	394,506	15,780
February, March, April, July, August, and November, 2016	523,867	18,635
January, February, June, July, September, November, and December, 2017	955,883	21,262
March and May, 2018	445,258	14,177

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

As reflected in the accompanying balance sheet at September 30, 2018, cash totals $218. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2018. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 66.55% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The results of the operations for the three- and nine-month periods ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. Additionally, since the Net Asset Sale, which was effective April 1, 2004, the Company has had no revenue generating activities.

Note 2 – Earnings per Share

The weighted average shares outstanding used in computing basic loss per share for the three- and nine-month periods ended September 30, 2018 and 2017 have been adjusted to give effect to the five-for-one reverse stock split discussed in Note 1. The Company has no dilutive securities.

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

Three Month Periods Ended September 30, 2018 and 2017

Direct administrative expenses of the Company totaled $2,931 and $2,790 for the three month periods ended September 30, 2018 and 2017, respectively, as the administrative fees charged by its service providers in each period were relatively consistent.

Nine Month Periods Ended September 30, 2018 and 2017

Direct administrative expenses of the Company totaled $16,959 and $15,760 for the nine month periods ended September 30, 2018 and 2017, respectively, as the administrative fees charged by its service providers in the 2018 period increased $1,199, or 7.6% reflecting a modest increase in hours expended by the Company’s service providers.

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

As reflected in the accompanying balance sheet at September 30, 2018, cash totals $218. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2018. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 66.55% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 10-Q

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

November 13, 2018	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following materials from Sandston Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed statements of operations, (ii) the condensed statements of cash flows, (iii) the condensed balance sheets, and (iv) notes to condensed financial statements tagged as blocks of text.

Page 12