Form 10-K
period 2019-12-31
SANDSTON CORP
filed 2020-03-27
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019 or

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

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2019, the last day of the Registrant’s second quarter, computed by reference to the closing price of such stock on such date as quoted on the OTCBB, was approximately $148,000. For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 27, 2020 was 17,195,683.

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

Corporate History

Prior to April 1, 2004, Sandston Corporation was named Nematron Corporation (“Nematron” or the “Company”), which was incorporated in Michigan in October 1983. In 1986, Nematron became a wholly owned subsidiary of Interface Systems, Inc. ("Interface"). The former business of Nematron was the design, manufacture and marketing of factory automation products, including computer hardware and software products. On March 31, 2004 Nematron sold to NC Acquisition Corp. ("NCAC") all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, and all subsidiaries except for $30,000 in cash, (the "Net Asset Sale"). NCAC also assumed all of Nematron’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron’s only remaining assets were $30,000 in cash; it retained no liabilities. Pursuant to the Net Asset Sale, and effective April 1, 2004, the Company has no subsidiaries. On April 1, 2004 NCAC amended its Articles of Incorporation to change its name to Sandston Corporation (the “Company”) and implemented a shareholder-approved one-for-five reverse stock split of the Company’s common stock. Also, on April 1, 2004 the Company sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company’s Chairman of the Board, CEO, and President following such stock purchase. By virtue of its purchase of common stock, Dorman Industries became the owner of 62.50% of the outstanding common stock of the Company, and currently is the beneficial owner of 67.73% of the Company’s outstanding common stock. Patricia A. Dorman, Mr. Dorman’s wife, is the beneficial owner of an additional 3.49% of the Company’s outstanding common stock.

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

Description of Business

The business of the Company since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. The Company has had no revenue generating activities since April 1, 2004, nor has it had any employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $20,420 and $19,874 for the years ended December 31, 2019 and 2018, respectively.

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

Our principal shareholder, Daniel J. Dorman, owns or controls 67.73% of our common stock. His wife owns 3.49% of our common stock. Consequently, they will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he is now an officer and director. Because Mr. Dorman and his wife own or control a majority of our common stock, they will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, they may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

2019	High	Low
First Quarter	$0.06	$0.04
Second Quarter	0.04	0.03
Third Quarter	0.04	0.03
Fourth Quarter	0.07	0.04

2018	High	Low
First Quarter	$0.05	$0.03
Second Quarter	0.08	0.03
Third Quarter	0.09	0.05
Fourth Quarter	0.07	0.05

The Company estimates that there are approximately 200 holders  of record of the Company's Common Stock as of March 27, 2020.

Dividend Policy

The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Subsequent to April 1, 2004, the Company has sold shares of its Common Stock to certain accredited investors in private placement agreements with no underwriting discounts or commissions payable. All of the shares sold since April 1, 2004 were sold in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, based on the following: there was no general solicitation; all investors are “accredited investors” (within the meaning of Regulation D) who are sophisticated about business and financial matters; and all the New Shares issued are subject to restriction on transfer. A summary of the shares sold, including those sold in 2019 and 2018, is as follows:

Year	Number of Sales	Shares	Proceeds	Range of Price Per Share
2019	6	530,022	$19,989	$0.03 to $0.06
2018	4	524,358	18,132	$0.03 to $0.05
2017	7	955,883	21,262	$0.02 to $0.09
2016	6	523,867	18,635	$0.03 to $0.04
2015	3	394,506	15,780	$0.04
2014	3	733,300	21,803	$0.02 to $0.04
2013	1	361,767	10,853	$0.03
2012	1	1,500,000	15,000	$0.01
2011	1	375,000	15,000	$0.04
2010	1	500,000	15,000	$0.03
2006	1	2,400,000	120,000	$0.05

Total	34	8,798,703	$291,454	$0.01 to $0.09

The Company used the proceeds from the sale of the unregistered securities for general corporate purposes and to sustain its current level of operations until such time as it identifies target companies or business operations, as described in Item 1 of this Form 10-K. At such time, and if a target company or business operations are identified, the Company will use all or a portion of the remaining proceeds for costs and expenses to be incurred in the due diligence process and for other acquisition activities relating to the target company or business operations.

Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month Ended October 31, 2019	-0-	Not applicable	-0-	-0-
Month Ended November 30, 2019	-0-	Not applicable	-0-	-0-
Month Ended December 31, 2019	-0-	Not applicable	-0-	-0-
Total	-0-	Not applicable	-0-	-0-

Equity Compensation Plan Information

As of December 31, 2019, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The business of the Company in 2019 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. The Company had no revenue generating activities in 2019. The Company has had no employees since April 1, 2004. The administrative activities of the Company since April 1, 2004 have been performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the year ended December 31, 2019 totaled $20,420, an increase of $546, or 2.7%, compared to $19,874 incurred for the year ended December 31, 2018. The increase in expenses relates primarily to increases in bookkeeping and audit fees.

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

Year	Shares	Proceeds
2006	2,400,000	$120,000
2010	500,000	15,000
2011	375,000	15,000
2012	1,500,000	15,000
2013	361,767	10,853
2014	733,300	21,803
2015	394,506	15,780
2016	523,867	18,635
2017	955,883	21,262
2018	524,358	18,132
2019	530,022	19,989

Total	8,798,703	$291,454

As reflected in the accompanying balance sheet at December 31, 2019, cash totals $197. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2020. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2019. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment of our internal control over financial reporting, management concluded that our controls were effective as of December 31, 2019.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance.

Directors of the Company

Certain information relating to the persons who are the directors of the Company is set forth below.

Name	Age	Principal Occupation	Director Since	Term Expires

Daniel J. Dorman	57	President of Dorman Industries, LLC, a company that beneficially owns67.73% of the outstanding Common Stock of the Company (1)	2004	2010 (2)

Lawrence J. De Fiore	59	CPA and shareholder and officer of DeFiore Spalding, P.C., a public accounting firm	2004	2009 (2)

Richard A. Walawender	59	Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC.	2006	2008 (2)

(1)	This percentage does not include 3.49% of the Company’s outstanding Common Stock owned beneficially by Patricia A. Dorman, Mr. Dorman’s wife.

(2)	Messrs. Dorman, De Fiore, and Walawender will serve until their resignation or removal or until their successor is elected.

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

Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2019, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE

Name and Principal Occupation	Year	Annual Compensation		Long Term Compensation Awards Options (#)	All Other Compensation ($)
		Salary ($)	Bonus ($)
Daniel J. Dorman,	2019	$-0-	$-0-	-0-	$-0-
President and Chief	2018	$-0-	$-0-	-0-	$-0-
Executive Officer	2017	$-0-	$-0-	-0-	$-0-

Options

The following table sets forth information concerning options granted to the Named Executive Officer in the year ended December 31, 2019.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted To Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Daniel J. Dorman	-0-	-0-%	---	---

The Named Executive Officer did not exercise any options in the year ended December 31, 2019. The following table provides information with respect to unexercised options held by the Named Executive Officer as of December 31, 2019.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Year-End (Number)		Value of Unexercised In-the-Money Options at Year End (Dollars) (1)
Name	Exercisable (1)	Unexercisable	Exercisable	Unexercisable

Daniel J. Dorman	-0-	-0-	$ -0-	$ -0-

(1)	Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the OTCBB at the end of 2019 and the option exercise price.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of securities underlying unexercised options/exercisable	Number of securities underlying unexercised options/un-exercisable	Option exercise price	Option expiration date
None	0/0	0/0	N/A	N/A

Equity Compensation Plan Information

The following table states certain information with respect to our equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
1993 Stock Option Plan	0	Not applicable	190,000
Long-Term Incentive Plan	0	Not applicable	250,000
1993 Directors Stock Option Plan	0	Not applicable	24,000
Total	0	Not applicable	464,000

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004, and there are no outstanding options as of December 31, 2019 or 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 31, 2019 with respect to the beneficial ownership of Common Stock by current directors, each executive officer named in the Summary Compensation Table under “Executive Compensation”, all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a “5% Owner”). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

Name	Number of Shares Beneficially Owned	Percent of Class (4)
Directors and Management:
Daniel J. Dorman (1)	11,646,959	67.73%
Lawrence J. De Fiore (2)	400,000	2.33%
Richard A. Walawender (3)	200,000	1.16%
All directors and executive officers as group (3 persons)	12,246,959	71.22%

5% Owners:
Daniel J. Dorman (1)	11,646,959	67.73%

(1)	The number of shares shown in the table for Mr. Dorman represents 5,248,257 shares purchased on April 1, 2004, 500,000 shares purchased in 2010, 375,000 shares purchased in 2011, 1,500,000 shares purchased in 2012, 361,766 shares purchased in 2013, 733,300 shares purchased in 2014, 394,506 shares purchased in 2015, 523,867 shares purchased in 2016, 955,883 shares purchased in 2017, 524,358 shares purchased in 2018 and 530,022 shares purchased in 2019 by Dorman Industries, LLC, an entity owned by Mr. Dorman, but does not include 600,000 shares purchased in December 2006 by Patricia A. Dorman, Mr. Dorman’s wife. Mr. Dorman disclaims beneficial ownership of any and all shares of the Company’s common stock beneficially owned by his wife.

(2)	The shares shown in the table for Mr. DeFiore represent those shares purchased in December 2006 by the Lawrence J. DeFiore Living Trust.

(3)	The shares shown in the table for Mr. Walawender represent those shares purchased in December 2006 by Walawender Holdings, LLC.

(4)	The number of shares and percentages were determined as of December 31, 2019. At that date 17,195,683 shares of stock were outstanding. There were no outstanding common stock equivalents at that date or subsequent thereto to the date of this filing.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Mr. Walawender is a Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC. There were no legal fees incurred in 2019 or 2018.

Item 14.	Principal Accountant Fees and Services.

The Company’s independent accountants, Plante & Moran PLLC, have been engaged since July 2004. Fees paid to the Plante & Moran PLLC during 2019 and 2018 are as follows:

	2019	2018
Audit Fees	$11,800	$11,400
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2019 and 2018

3.	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

5.	Consolidated Statements of Cash Flows the years ended December 31, 2019 and 2018

6.	Notes to Consolidated Financial Statements for the years ended December 31, 2019 and 2018

All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

The following exhibits are either filed as part of this report or are incorporated herein by reference:

(b) Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 and incorporated herein by reference, together with the Certificate of Amendment to such Amended and restated Articles of Incorporation filed as Exhibit 3.02 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 2004 and incorporated herein by reference,

3.02	Amended and Restated Bylaws, as amended, filed as Exhibit 3.02 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by reference.

4.03	Description of Securities Registered Pursuant to Section 12 of the Securities Act.**

10.01	Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference.

14.01	Code of Ethics filed as Exhibit 14.01 to the Registrant's Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference.

23.01	Consent of Plante & Moran, PLLC**

31.01	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).**

31.02	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).**

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.

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

Sandston Corporation

By:	/s/ Daniel J. Dorman	Dated:	March 27, 2020
Daniel J. Dorman, Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

By:	/s/ Laurence J. De Fiore	Dated:	March 27, 2020
Lawrence J. De Fiore, Director

By:	/s/ Richard A. Walawender	Dated:	March 27, 2020
Richard A. Walawender, Director

Consolidated Financial Statements

and Report of

Independent Registered Public Accounting Firm

Sandston Corporation

December 31, 2019 and 2018

SANDSTON CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Sandston Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sandston Corporation (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

March 27, 2020

Sandston Corporation

Balance Sheets

December 31, 2019 and 2018

Assets

	December 31,
	2019	2018
Current assets:
Cash	$197	$209

Total assets	$197	$209

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$23,926	$23,507

Stockholders' equity (deficit):
Common stock, no par value; 30,000,000 shares authorized; 17,195,683 and 16,665,661 shares issued and outstanding at December 31, 2019 and 2018	33,971,238	33,951,249
Accumulated deficit	(33,994,967)	(33,974,547)
Total stockholders' equity (deficit)	(23,729)	(23,298)

Total liabilities and stockholders' equity (deficit)	$197	$209

See accompanying notes to financial statements.

Sandston Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019		2018
Net revenues		$-		$-

General and administrative expenses		20,420		19,874

Operating loss		(20,420)		(19,874)

Income taxes		-		-

Net loss		$(20,420)		$(19,874)

Loss per share - basic and diluted (Note 2):	$	nil	$	nil

Weighted average shares - basic and diluted (Note 2):		16,974,868		16,501,501

See accompanying notes to financial statements.

Sandston Corporation

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2019 and 2018

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, January 1, 2018	16,141,303	33,933,117	(33,954,673)	(21,556)

Sale of common stock	524,358	18,132		18,132

Net loss for the year ended December 31, 2018			(19,874)	(19,874)

Balance, December 31, 2018	16,665,661	$33,951,249	$(33,974,547)	$(23,298)

Sale of common stock	530,022	19,989		19,989

Net loss for the year ended December 31, 2019			(20,420)	(20,420)

Balance, December 31, 2019	17,195,683	$33,971,238	$(33,994,967)	$(23,729)

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,420)	$(19,874)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in current assets and liabilities that provided (used) cash:
Accounts payable	419	1,681
Net cash used in operating activities	(20,001)	(18,193)

Cash flows from financing activities – sale of common stock	19,989	18,132

Net decrease in cash and cash equivalents	(12)	(61)
Cash at beginning of year	209	270

Cash at end of year	$197	$209

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries

Notes to Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

Note 1 - Basis of Presentation and Business

Pursuant to a recommendation of the Company’s Board of Directors and approval by its shareholders on January 13, 2004, the Company sold to NC Acquisition Corporation (the "Purchaser") on March 31, 2004 all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, subsidiaries, goodwill, and other intangibles, except for $30,000 in cash, (the "Net Asset Sale"). The Purchaser also assumed all of the Company’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, the Company’s only remaining assets were $30,000 in cash and it had no liabilities. It also retained no subsidiaries. On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the “Company”) and to implement a shareholder approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share. On April 1, 2004, the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. On December 21, 2006, the Company sold 2,400,000 post-split shares to certain accredited investors for $120,000.

Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company. The Company has made several subsequent sales of common stock to Dorman Industries in order to raise cash to pay operating expenses. Between December 30, 2010 and December 31, 2019, the Company sold to Dorman Industries a total of 6,398,702 shares at per share prices equal to the closing price the day prior to each sale, and realized proceeds of $171,454. Dorman Industries currently is the beneficial owner of 67.73% of the Company’s outstanding common stock.

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

Liquidity and Management Plans

The Company became a "public shell" corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering sundry and various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services. These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, from $120,000 of proceeds from the sale, through a private placement, to certain accredited investors of common stock in December 2006, and from $171,454 of proceeds from the sales, through private placements, of unregistered common stock to Dorman Industries in the years 2010 through 2019.

As reflected in the accompanying balance sheet at December 31, 2019, cash totals $197. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2019. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. There can be no assurance that Dorman Industries, which owns 67.73% of the Company’s outstanding stock, or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Stock Option Plans

The Company's Long-Term Incentive Plan (the “Incentive Plan"), adopted in April 1999, provides for the granting of awards to purchase a total of 250,000 shares of common stock to key employees and others. No options were granted in 2019 or 2018.

Loss Per Share

Loss per share is calculated using the weighted average number of common shares outstanding during the years presented. The weighted average shares outstanding used in computing loss per share was 16,974,868 and 16,501,501 for the years ended December 31, 2019 and 2018, respectively. There are no outstanding dilutive stock options and warrants. All outstanding stock options and warrants were cancelled effective with the Net Asset Sale.

Note 3 - Taxes on Income

Income tax expense is $-0- for both 2019 and 2018, including $-0- in current taxes and $-0- in deferred taxes for both 2019 and 2018.

A reconciliation of income tax expense recognized to income taxes at statutory rates is as follows:

	Year Ended December 31,
	2019	2018
Tax benefit computed at statutory rates (21% in 2019 and 2018)	$(4,200)	$(4,200)
Changes in tax laws	-0-	-0-
Change in valuation allowance	(4,200)	(4,200)
Income tax expense	$-0-	$-0-

Tax Cuts and Jobs Act (TCJA) tax reform legislation enacted on December 22, 2017 made major changes to the U.S. corporate income tax system, including lowering the U.S. federal corporate income tax rate to 21 percent from 34 percent, limiting or eliminating certain existing tax deductions, credits and incentives, allowing immediately expensing of capital expenditures through 2022, and eliminating the expiration of net operating loss carryforwards for losses generated in 2018 or after. ASC 740 required companies to recognize the effects of tax law changes in the period of enactment, which for us was the fourth quarter of 2017, even though the effective date of most provisions of the TCJA is January 1, 2018.

At December 31, 2019, the Company has net operating loss carryforwards (“NOLs”) of approximately $425,000 that can be used to offset future taxable income, and such NOLs result in a gross deferred tax asset of approximately $88,000 at that date. These NOLs expire in varying amounts through 2037 for losses prior to 2018, and the NOLs generated in 2018 and 2019 have no expiration date. Realization of these NOLs is subject to annual limitations under current IRS regulations pursuant to change in control provisions and is dependent on the existence of future taxable income. At December 31, 2019 and 2018, a valuation allowance has been recognized for the entire amount of the Company's net deferred tax asset. The valuation allowance increased by $4,000 in 2019, increasing from $84,000 at December 31, 2018 to $88,000 at December 31, 2019.

Note 4 - Long-Term Incentive Plan

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004. There were no option grants in the years ended December 31, 2019 and 2018, and there are no outstanding options as of December 31, 2019 or 2018.