Form 10-Q
period 2020-09-30
SANDSTON CORP
filed 2020-11-13
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File Number: 001-15481

Sandston Corporation

(Exact name of small business issuer as specified in its charter)

Michigan	38-2483796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1496 Business Park Drive, Suite A, Traverse City, Michigan49686

(Address of principal executive offices) (Zip Code)

(231) 943-2221

(Issuer's telephone number, including area code)

Indicate by check markif the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ YES    ☒ NO

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

17,518,572 shares outstanding as of November 13, 2020

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

Sandston Corporation

Condensed Balance Sheet

September 30, 2020 and December 31, 2019

	September 30,
	2020	December 31,
	(Unaudited)	2019
Assets
Current assets:
Cash	$203	$197

Total assets	$203	$197

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$23,638	$23,926
Total current liabilities	23,638	23,926

Stockholders’ equity (deficit):
Common stock, no par value, 30,000,000 shares authorized, 17,518,572 outstanding at September 30, 2020 and 17,195,683shares outstanding at December 31, 2019	33,991,406	33,971,238
Accumulated deficit	(34,014,841)	(33,994,967)

Total stockholders’ equity (deficit)	(23,435)	(23,729)

Total liabilities and stockholders’ equity (deficit)	$203	$197

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Operations

For the Three- and Nine-Month Periods Ended September 30, 2020 and 2019

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$-	$-	$-	$-
General and administrative expense	3,812	3,043	19,874	17,370

Loss before income taxes	(3,812)	(3,043)	(19,874)	(17,370)
Income taxes	-	-	-	-

Net loss	$(3,812	$(3,043)	$(19,874)	$(17,370)

Loss per share amounts – basic and diluted (Note 2):	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted (Note 2):	17,487,250	17,031,161	17,394,501	16,925,679

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Shareholders’ Equity

For the Three- and Nine-Month Periods Ended September 30, 2020 and 2019

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance, January 1, 2020	17,195,683	$33,971,238	$(33,994,967)	$(23,729)
Sale of common stock	225,000	13,500		13,500
Net loss for the three months ended March 31, 2020	-	-	(11,780)	(11,780)

Balance, March 31, 2020	17,420,683	33,984,738	(34,006,747)	(22,009)
Sale of common stock	30,917	1,980		1,980
Net loss for the three months ended June 30, 2020	-	-	(4,282)	(4,282)

Balance, June 30, 2020	17,451,600	33,986,718	(34,011,029)	(24,311)
Sale of common stock	66,972	4,688		4,688
Net loss for the three months ended September 30, 2020	-	-	(3,812)	(3,812)

Balance, September 30, 2020	17,518,572	$33,991,406	$(34,014,841)	$(23,435)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance, January 1, 2019	16,665,661	$33,951,249	$(33,974,547)	$(23,298)
Sale of common stock	314,525	12,581		12,581
Net loss for the three months ended March 31, 2019	-	-	(11,263)	(11,263)

Balance, March 31, 2019	16,980,186	33,963,830	(33,985,810)	(21,980)
Sale of common stock	50,975	2,039		2,039
Net loss for the three months ended June 30, 2019	-	-	(3,064)	(3,064)
Balance, June 30, 2019	17,031,161	33,965,869	(33,988,874)	(23,005)

Net loss for the three months ended September 30, 2019	-	-	(3,043)	(3,043)

Balance, September 30, 2019	17,031,161	$33,965,869	$(33,991,917)	$(26,048)

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Cash Flows

For the Nine-Month Periods Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(19,874)	$(17,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	(288)	2,738
Net cash used in operating activities	(20,162)	(14,632)
Cash flows from financing activities - sale of common stock	20,168	14,620
Net increase (decrease) in cash	6	(12)
Cash at beginning of period	197	209
Cash at end of period	$203	$197

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See notes to condensed financial statements.

Sandston Corporation

Notes to Condensed Financial Statements

For The Three- and Nine-Month Periods Ended September 30, 2020 and 2019

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

Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company. The Company has made several subsequent sales of common stock to Dorman Industries in order to raise cash to pay operating expenses. Between December 30, 2010 and September 30, 2020, the Company sold to Dorman Industries a total of 6,721,591 shares at per share prices equal to the closing price the day prior to each sale, and realized proceeds of $191,172. Dorman Industries currently is the beneficial owner of 68.33% of the Company’s outstanding common stock.

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

Liquidity and Management Plans

The Company became a "public shell" corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering sundry and various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services. These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, from $120,000 of proceeds from the sale, through a private placement, to certain accredited investors of common stock in December 2006, and from $191,172 of proceeds from the sales, through private placements, of unregistered common stock to Dorman Industries in the years 2010 through September 30, 2020.

As reflected in the accompanying balance sheet at September 30, 2020, cash totals $203. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2020. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. There can be no assurance that Dorman Industries, which owns 68.33% of the Company’s outstanding stock, or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Three Month Periods Ended September 30, 2020 and 2019

Direct administrative expenses of the Company totaled $3,812 for the three month period ended September 30, 2020, an increase of $769, or 25.3%, over the $3,043 of expenses incurred in the comparable 2019 period. The increase is attributable to an increase in administrative fees charged by the Company’s service providers in the 2020 period.

Nine Month Periods Ended September 30, 2020 and 2019

Direct administrative expenses of the Company totaled $19,874 for the nine month period ended September 30, 2020, an increase of $2,504 over the $17,370, or 14.4%, of expenses incurred in the comparable 2019 period. The increase is attributable to an increase in administrative fees charged by the Company’s service providers in the 2020 period.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with a) $30,000 cash retained from the businesses that were sold, b) $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, and c) $311,172 of proceeds from the sale of stock since that date to certain accredited investors, including Dorman Industries.

As reflected in the accompanying balance sheet at September 30, 2020, cash totals $203. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2020. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 68.33% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

The outbreak of the novel coronavirus ("COVID-19") may adversely affect our ability to identify acquisition targets and if identified, to evaluate, negotiate, and close on any acquisition.The worldwide COVID-19 pandemic has negatively affected the global economy, and it is likely to continue to do so. Since the beginning of January 2020, the outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business. The extent of such effects will depend on future developments that are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that have be taken, or future measures, by various governmental authorities in response to the outbreak (such as quarantines, shelter-in-place orders and travel restrictions) and the possible further impacts on the global economy.

The impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, including whether there are significant increases in the number of cases in future periods, and actions taken to contain its spread and mitigate the public health effects.

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

(b)          Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 10-Q

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

November 13, 2020	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following materials from Sandston Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) the condensed statements of operations, (ii) the condensed statements of cash flows, (iii) the condensed balance sheets, and (iv) notes to condensed financial statements tagged as blocks of text.

Page 10