Form 10-K/A
period 2020-12-31
SANDSTON CORP
filed 2021-04-13
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Sandston Corporation (the “Company”) for the fiscal year ended December 31, 2020, initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021 (the “Original Filing”), is being filed to correct an administrative error in the Original Filing. The Original Filing inadvertently failed to print the conformed signature of Plante & Moran, PLLC on the Report of Independent Registered Public Accounting Firm (the “Audit Report”). The Company had received the manually signed Audit Report from Plante & Moran, PLLC prior to filing the Original Filing.

This Amendment is being filed to add “/s/ Plante & Moran, PLLC” to the Audit Report. This Amendment includes Item 8, “Financial Statements and Supplemental Data” in its entirety and without change from the Original Filing other than the addition of the conformed signature of Plante & Moran, PLLC.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive and Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive and Financial Officer are filed as exhibits to this Amendment.

Except for the foregoing amended information, this Amendment does not amend or update any other information contained in the Original Filing. Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

PART II

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

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

All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.The following exhibits are either filed as part of this report or are incorporated herein by reference:

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

Sandston Corporation

By:	/s/ Daniel J. Dorman	Dated:	April 13, 2021
Daniel J. Dorman, Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

By:	/s/ Laurence J. De Fiore	Dated:	April 13, 2021
Lawrence J. De Fiore, Director

By:	/s/ Richard A. Walawender	Dated:	April 13, 2021
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

Southfield, Michigan

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

