Form 10-Q
period 2021-06-30
SANDSTON CORP
filed 2021-08-13
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(231) 943-2221

(Issuer’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: No par value Common Stock:

17,841,098 shares outstanding as of August 13, 2021

PART I -- FINANCIAL INFORMATION

Item 1.        Financial Statements

Sandston Corporation

Condensed Balance Sheet

June 30, 2021 and December 31, 2020

	June 30,
	2021	December 31,
	(Unaudited)	2020
Assets
Current assets:
Cash	$203	$203

Total assets	$203	$203

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$22,726	$13,682

Total current liabilities	22,726	13,682

Stockholders’ equity (deficit):
Common stock, no par value, 30,000,000 shares authorized, 17,841,098 shares outstanding at June 30, 2021 and 17,707,472 shares outstanding at December 31, 2020	34,013,207	34,006,218
Accumulated deficit	(34,035,730)	(34,019,697)

Total stockholders’ equity (deficit)	(22,523)	(13,479)

Total liabilities and stockholders’ equity (deficit)	$203	$203

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Operations

For the Three- and Six-Month Periods Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$—	$—	$—	$—
General and administrative expense	4,256	4,282	16,033	16,062

Loss before income taxes	(4,256)	(4,282)	(16,033)	(16,062)
Income taxes	—	—	—	—

Net loss	$(4,256)	$(4,282)	$(16,033)	$(16,062)

Loss per share amounts – basic and diluted (Note 2):	$—	$—	$—	$—
Weighted average shares outstanding - basic and diluted (Note 2):	17,796,754	17,446,467	17,752,360	17,348,126

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Shareholders’ Equity

For the Three- and Six-Month Periods Ended June 30, 2021 and 2020

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance, January 1, 2021	17,707,472	$34,006,218	$(34,019,697)	$(13,479)

Net loss for the three months ended March 31, 2021	—	—	(11,777)	(11,777)

Balance, March 31,2021	17,707,472	34,006,218	(34,031,474)	(25,256)

Sale of common stock	133,626	6,989		6,989

Net loss for the three months ended June 30, 2021	—	—	(4,256)	(4,256)

Balance, June 30, 2021	17,841,098	$34,013,207	$(34,035,730)	$(22,523)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance, January 1, 2020	17,195,683	$33,971,238	$(33,994,967)	$(23,729)

Sale of common stock	225,000	13,500		13,500

Net loss for the three months ended March 31, 2020	—	—	(11,780)	(11,780)

Balance, March 31, 2020	17,420,683	33,984,738	(34,006,747)	(22,009)

Sale of common stock	30,917	1,980		1,980

Net loss for the three months ended June 30, 2020	—	—	(4,282)	(4,282)

Balance, June 30, 2020	17,451,600	$33,986,718	$(34,011,029)	$(24,311)

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Cash Flows

For the Six-Month Periods Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(16,033)	$(16,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	9,044	588
Net cash used in operating activities	(6,989)	(15,474)

Cash flows from financing activities - sale of common stock	6,989	15,480

Net increase in cash	0	6
Cash at beginning of period	203	197

Cash at end of period	$203	$203

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

See notes to condensed financial statements.

Sandston Corporation

Notes to Condensed Financial Statements

For The Three- and Six-Month Periods Ended June 30, 2021 and 2020

Note 1 – Basis of Presentation

Pursuant to a recommendation of the Company’s Board of Directors and approval by its shareholders on January 13, 2004, the Company sold to NC Acquisition Corporation (the "Purchaser") on March 31, 2004 all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, subsidiaries, goodwill, and other intangibles, except for $30,000 in cash, (the "2004 Net Asset Sale"). The Purchaser also assumed all of the Company’s liabilities pursuant to the 2004 Net Asset Sale. Following the 2004 Net Asset Sale, the Company’s only remaining assets were $30,000 in cash and it had no liabilities.  It also retained no subsidiaries.  On April 1, 2004 the Company amended its Articles of Incorporation to change its name from Nematron Corporation to Sandston Corporation (the “Company”) and to implement a shareholder approved one-for-five reverse stock split of the Company’s common stock, whereby every five issued and outstanding shares of the Company’s common stock became one share.  On April 1, 2004, the Company also sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000.  On December 21, 2006, the Company sold 2,400,000 post-split shares to certain accredited investors for $120,000.

Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer.  Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company.  The Company has made several subsequent sales of common stock to Dorman Industries in order to raise cash to pay operating expenses. Between December 30, 2010 and June 30, 2021, the Company sold to Dorman Industries a total of 7,044,117 shares at per share prices equal to the closing price the day prior to each sale, and realized proceeds of $213,001. Dorman Industries currently is the beneficial owner of 68.90% of the Company’s outstanding common stock.

Effective April 1, 2004, the Company became a "public shell" corporation.

The Company intends to build long-term shareholder value by acquiring and/or investing in and operating strategically positioned companies.  The Company expects to target companies in multiple industry groups.  The Company has yet to acquire, or enter into an agreement to acquire, any company or entity.

During the period prior to the 2004 Net Asset Sale, the Company’s businesses included 1) the design, manufacture, and marketing of environmentally ruggedized computers and computer displays known as industrial workstations; 2) the design, development and marketing of software for worldwide use in factory automation and control and in test and measurement environments; and 3) providing application engineering support to customers of its own and third parties’ products.  These businesses were sold on March 31, 2004 to the Purchaser.

Liquidity and Management Plans

The Company became a "public shell" corporation on April 1, 2004 following the 2004 Net Asset Sale and since that date its operational activities have been limited to considering sundry and various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services.  These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, from $120,000 of proceeds from the sale, through a private placement, to certain accredited investors of common stock in December 2006, and from $213,001 of proceeds from the sales, through private placements, of unregistered common stock to Dorman Industries in the years 2010 through June 30, 2021.

As reflected in the accompanying balance sheet at June 30, 2021, cash totals $203. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2021.  If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company.   Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. There can be no assurance that Dorman Industries, which owns 68.90% of the Company’s outstanding stock, or any other party will advance needed funds on any terms.  The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

Note 2 – Loss per Share

Loss per share is calculated using the weighted average number of common shares outstanding during the periods presented.  There are no outstanding dilutive stock options and warrants; all outstanding stock options and warrants were cancelled effective with the 2004 Net Asset Sale.  The Company has no dilutive securities.

Item 2.Management's Discussion and Analysis of Results of Operations

Readers should refer to a description of the 2004 Net Asset Sale described in Note 1 to the condensed financial statements included in this Form 10-Q. As described therein, the net assets and industrial controls businesses of the Company were sold effective as of the close of business on March 31, 2004. Since April 1, 2004, the Company has not engaged in any revenue generating activities, although it has considered various investment opportunities and it has incurred administrative expenses related to legal, accounting and administrative activities. The Company has had no employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer.

Three Month Periods Ended June 30, 2021 and 2020

Administrative expenses of the Company totaled $4,256 for the three month period ended June 30, 2021, compared to $4,282 of expenses incurred in the comparable 2020 period.  The Company’s providers charged the Company approximately the same fees in each period.

Six Month Periods Ended June 30, 2021 and 2020

Administrative expenses of the Company totaled $16,033 for the six month period ended June 30, 2021, compared to $16,062 in the comparable 2020 period.  The Company’s providers charged the Company approximately the same fees in each period.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with a) $30,000 cash retained from the businesses that were sold, b) $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, c) $120,000 of proceeds from the sale of stock on December 21, 2006 to certain accredited investors, and d) $213,001 of proceeds from sale of stock between 2010 and 2021 to Dorman Industries.

As reflected in the accompanying balance sheet at June 30, 2021, cash totals $203. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2021. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 68.90% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Uncertainties Relating to Forward Looking Statements

Information regarding Risk Factors appears in Part I, Item 1A. Risk Factors of the 2020 Form 10-K and in Part II, Item 1A. Risk Factors of Sandston’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (“First Quarter 2021 Form 10-Q”). Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2020 Form 10-K and in the First Quarter 2021 Form 10-Q.

The outbreak of the novel coronavirus ("COVID-19") may adversely affect our ability to identify acquisition targets and if identified, to evaluate, negotiate, and close on any acquisition. The worldwide COVID-19 pandemic has negatively affected the global economy, and it is likely to continue to do so. Since the beginning of January 2020, the outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business. The extent of such effects will depend on future developments that are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that have be taken, or future measures, by various governmental authorities in response to the outbreak (such as continuing or re-instituted quarantines, shelter-in-place orders or travel restrictions) and the possible further impacts on the global economy.

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

(b)          Changes in internal controls.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.Exhibits and Reports on Form 10-Q

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

August 13, 2021	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**

**Filed herewith.