Form 10-K
period 2021-12-31
SANDSTON CORP
filed 2022-03-25
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021   or

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

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ◻ Yes      ☒ No

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ◻ Yes      ☒ No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒      No ☐

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

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2021, the last day of the Registrant’s second quarter, computed by reference to the closing price of such stock on such date as quoted on the OTCBB, was approximately $594,000. For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer’s Common Stock on March 25, 2022 was 17,987,031.

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

Item 1.          Business.

Corporate History

Prior to April 1, 2004, Sandston Corporation was named Nematron Corporation (“Nematron” or the “Company”), which was incorporated in Michigan in October 1983. In 1986, Nematron became a wholly owned subsidiary of Interface Systems, Inc. (“Interface”). The former business of Nematron was the design, manufacture and marketing of factory automation products, including computer hardware and software products. On March 31, 2004 Nematron sold to NC Acquisition Corp. (“NCAC”) all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, and all subsidiaries except for $30,000 in cash, (the “Net Asset Sale”). NCAC also assumed all of Nematron’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron’s only remaining assets were $30,000 in cash; it retained no liabilities. Pursuant to the Net Asset Sale, and effective April 1, 2004, the Company has no subsidiaries. On April 1, 2004 NCAC amended its Articles of Incorporation to change its name to Sandston Corporation (the “Company”) and implemented a shareholder-approved one-for-five reverse stock split of the Company’s common stock. Also, on April 1, 2004 the Company sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company’s Chairman of the Board, CEO, and President following such stock purchase. By virtue of its purchase of common stock, Dorman Industries became the owner of 62.50% of the outstanding common stock of the Company, and currently is the beneficial owner of 69.15% of the Company’s outstanding common stock. Patricia A. Dorman, Mr. Dorman’s wife, is the beneficial owner of an additional 3.34% of the Company’s outstanding common stock.

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

Description of Business

The business of the Company since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. The Company has had no revenue generating activities since April 1, 2004, nor has it had any employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $27,368 and $24,730 for the years ended December 31, 2021 and 2020, respectively.

Employees

The Company has no employees.

Item 1A.Risk Factors.

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

We may effect an acquisition or merger with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●	deterioration of political relations with the United States.

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

THE EFFECTS OF COVID-19 MAY AFFECT OUR ABILITY TO AFFECT AN ACQUISITION

The effects of the novel coronavirus (“COVID-19”) may adversely affect our ability to identify acquisition targets and if identified, to evaluate, negotiate, and close on any acquisition. The worldwide COVID-19 pandemic has negatively affected the global economy, and it is likely to continue to do so. Since the beginning of January 2020, the outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business. The extent of such effects will depend on future developments that are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that have be taken, or future measures, by various governmental authorities in response to the outbreak (such as quarantines, shelter-in-place orders and travel restrictions) and the possible further impacts on the global economy.

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

ACCOUNTING IN THE EVENT OF A BUSINESS COMBINATION

The Financial Accounting Standards Board’s ASC 805, “Business Combinations,” (“ASC 805”), requires business combinations to be accounted for under the purchase method. ASC 805 establishes principles for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquirer and the goodwill acquired. ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”), requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of ASC 350 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of ASC 805 and ASC 350 will be applicable to any business combination that we may enter into in the future.

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

Our principal shareholder, Daniel J. Dorman, owns or controls 69.15% of our common stock. His wife owns 3.34% of our common stock. Consequently, they will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he is now an officer and director. Because Mr. Dorman and his wife own or control a majority of our common stock, they will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, they may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

2021	High	Low
First Quarter	$0.15	$0.04
Second Quarter	0.13	0.05
Third Quarter	0.20	0.08
Fourth Quarter	0.19	0.15

2020	High	Low
First Quarter	$0.08	$0.04
Second Quarter	0.13	0.04
Third Quarter	0.10	0.05
Fourth Quarter	0.08	0.02

The Company estimates that there are approximately 200 holders of record of the Company’s Common Stock as of March 25, 2022.

Dividend Policy

The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Subsequent to April 1, 2004, the Company has sold shares of its Common Stock to certain accredited investors in private placement agreements with no underwriting discounts or commissions payable. All of the shares sold since April 1, 2004 were sold in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, based on the following: there was no general solicitation; all investors are “accredited investors” (within the meaning of Regulation D) who are sophisticated about business and financial matters; and all the New Shares issued are subject to restriction on transfer. A summary of the shares sold, including those sold in 2021 and 2020, is as follows:

Year	Number of Sales	Shares	Proceeds	Range of Price Per Share
2021	8	279,559	$27,757	$0.05 to $0.15
2020	9	511,789	34,980	$0.05 to $0.08
2019	6	530,022	19,989	$0.03 to $0.06
2018	4	524,358	17,710	$0.03 to $0.05
2017	7	955,883	21,262	$0.02 to $0.09
2016	6	523,867	18,635	$0.03 to $0.04
2015	3	394,506	15,780	$0.04
2014	3	733,300	21,803	$0.02 to $0.04
2013	1	361,767	10,853	$0.03
2012	1	1,500,000	15,000	$0.01
2011	1	375,000	15,000	$0.04
2010	1	500,000	15,000	$0.03
2006	1	2,400,000	120,000	$0.05

Total	51	9,590,051	$353,769	$0.01 to $0.15

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

Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares
	Number	Average Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced	Purchased Under
Period	Purchased	Share	Plans or Programs	the Plans or Programs
Month Ended October 31, 2021	-0-	Not applicable	-0-	-0-
Month Ended November 30, 2021	-0-	Not applicable	-0-	-0-
Month Ended December 31, 2021	-0-	Not applicable	-0-	-0-
Total	-0-	Not applicable	-0-	-0-

Equity Compensation Plan Information

As of December 31, 2021, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
	Restricted Common	Restricted Common	(Excluding Securities
	Stock,	Stock,	Reflected in Column
	Warrants and Rights	Warrants and Rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	Not applicable	464,000
Equity compensation plans not approved by security holders	-0-	Not applicable	-0-
Total	-0-	Not applicable	464,000

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

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The business of the Company in 2021 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. The Company had no revenue generating activities in 2021. The Company has had no employees since April 1, 2004. The administrative activities of the Company since April 1, 2004 have been performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the year ended December 31, 2021 totaled $27,368 an increase of $2,638, or 10.7%, compared to $24,730 incurred for the year ended December 31, 2020. The increase in expenses relates primarily to increases in printing and SEC filing services and in audit fees.

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

Year	Shares	Proceeds
2006	2,400,000	$120,000
2010	500,000	15,000
2011	375,000	15,000
2012	1,500,000	15,000
2013	361,767	10,853
2014	733,300	21,803
2015	394,506	15,780
2016	523,867	18,635
2017	955,883	21,262
2018	524,358	17,710
2019	530,022	19,989
2020	511,789	34,980
2021	279,559	27,757

Total	9,590,051	$353,769

As reflected in the accompanying balance sheet at December 31, 2021, cash totals $203. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2022. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

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

Item 9A(T).Controls and Procedures.

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

Our president and sole executive officer has conducted an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2021. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment of our internal control over financial reporting, management concluded that our controls were effective as of December 31, 2021.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers, Promoters and Corporate Governance.

Directors of the Company

Certain information relating to the persons who are the directors of the Company is set forth below.

			Director	Term
Name	Age	Principal Occupation	Since	Expires

Daniel J. Dorman	59	President of Dorman Industries, LLC, a company that beneficially owns 69.15% of the outstanding Common Stock of the Company (1)	2004	2010 (2)
Lawrence J. De Fiore	61	CPA and shareholder and officer of DeFiore Spalding, P.C., a public accounting firm	2004	2009 (2)
Richard A. Walawender	61	Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC.	2006	2008 (2)

(1)  This percentage does not include 3.34% of the Company’s outstanding Common Stock owned beneficially by Patricia A. Dorman, Mr. Dorman’s wife.

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

Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2021, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation	All Other
Name and Principal		Annual Compensation		Awards	Compensation
Occupation	Year	Salary ($)	Bonus ($)	Options (#)	($)

Daniel J. Dorman,	2021	$-0-	$-0-	-0-	$-0-
President and Chief	2020	$-0-	$-0-	-0-	$-0-
Executive Officer	2019	$-0-	$-0-	-0-	$-0-

Options

The following table sets forth information concerning options granted to the Named Executive Officer in the year ended December 31, 2021.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants
	Number of	Percent of Total
	Securities	Options Granted To	Exercise or
	Underlying Options	Employees In	Base Price	Expiration
Name	Granted	Fiscal Year	($/Share)	Date

Daniel J. Dorman	-0-	-0-%	---	---

The Named Executive Officer did not exercise any options in the year ended December 31, 2021. The following table provides information with respect to unexercised options held by the Named Executive Officer as of December 31, 2021.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

YEAR-END OPTION VALUES

	Number of Securities Underlying		Value of Unexercised In-the-Money
	Unexercised Options at Year-End		Options at Year End
	(Number)		(Dollars) (1)
Name	Exercisable (1)	Unexercisable	Exercisable	Unexercisable

Daniel J. Dorman	-0-	-0-	$-0-	$-0-

(1)    Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the OTCBB at the end of 2021 and the option exercise price.

Outstanding Equity Awards at Fiscal Year-End

	Number of securities	Number of securities
Name and Principal	underlying unexercised	underlying unexercised	Option	Option expiration
Position	options/exercisable	options/un-exercisable	exercise price	date
None	0/0	0/0	N/A	N/A

Equity Compensation Plan Information

The following table states certain information with respect to our equity compensation plans as of December 31, 2021:

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
Plan category	of outstanding options	outstanding options	equity compensation plans
1993 Stock Option Plan	0	Not applicable	190,000
Long-Term Incentive Plan	0	Not applicable	250,000
1993 Directors Stock Option Plan	0	Not applicable	24,000
Total	0	Not applicable	464,000

Employment Agreements

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004, and there are no outstanding options as of December 31, 2021 or 2020.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 31, 2021 with respect to the beneficial ownership of Common Stock by current directors, each executive officer named in the Summary Compensation Table under “Executive Compensation”, all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a “5% Owner”). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

	Number of Shares
Name	Beneficially Owned	Percent of Class (4)
Directors and Management:
Daniel J. Dorman (1)	12,438,307	69.15%
Lawrence J. De Fiore (2)	400,000	2.23%
Richard A. Walawender (3)	200,000	1.11%
All directors and executive officers as group (3 persons)	13,038,307	72.49%

5% Owners:
Daniel J. Dorman (1)	12,438,307	69.15%

(1)	The number of shares shown in the table for Mr. Dorman represents 5,248,257 shares purchased on April 1, 2004, 500,000 shares purchased in 2010, 375,000 shares purchased in 2011, 1,500,000 shares purchased in 2012, 361,766 shares purchased in 2013, 733,300 shares purchased in 2014, 394,506 shares purchased in 2015, 523,867 shares purchased in 2016, 955,883 shares purchased in 2017, 524,358 shares purchased in 2018, 530,022 shares purchased in 2019, 511,789 shares purchased in 2020 and 279,559 shares purchased in 2021 by Dorman Industries, LLC, an entity owned by Mr. Dorman, but does not include 600,000 shares purchased in December 2006 by Patricia A. Dorman, Mr. Dorman’s wife. Mr. Dorman disclaims beneficial ownership of any and all shares of the Company’s common stock beneficially owned by his wife.
(2)	The shares shown in the table for Mr. DeFiore represent those shares purchased in December 2006 by the Lawrence J. DeFiore Living Trust.
(3)	The shares shown in the table for Mr. Walawender represent those shares purchased in December 2006 by Walawender Holdings, LLC.
(4)	The number of shares and percentages were determined as of December 31, 2021. At that date 17,987,031 shares of stock were outstanding. There were no outstanding common stock equivalents at that date or subsequent thereto to the date of this filing.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Mr. Walawender is a Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC. There were no legal fees incurred in 2021 or 2020.

Item 14.Principal Accountant Fees and Services.

The Company’s independent accountants, Plante & Moran PLLC, have been engaged since July 2004. Fees paid to the Plante & Moran PLLC during 2021 and 2020 are as follows:

	2021	2020
Audit Fees	$13,900	$12,900
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

1.	Report of Independent Registered Public Accounting Firm (Plante & Moran, PLLC, Auburn Hills, MI, PCAOB ID 166)
2.	Balance Sheets as of December 31, 2021 and 2020
3.	Statements of Operations for the years ended December 31, 2021 and 2020
4.	Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020
5.	Statements of Cash Flows the years ended December 31, 2021 and 2020
6.	Notes to Financial Statements for the years ended December 31, 2021 and 2020

All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

(b)The following exhibits are either filed as part of this report or are incorporated herein by reference:

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

3.02	Amended and Restated Bylaws, as amended, filed as Exhibit 3.02 to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by reference
4.03	Description of Securities Registered Pursuant to Section 12 of the Securities Act
10.01	Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant’s Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference
14.01	Code of Ethics filed as Exhibit 14.01 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference
23.01	Consent of Plante & Moran, PLLC**
31.01	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002)**
31.02	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002)**
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
**	Filed herewith.

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

Sandston Corporation

By:	/s/ Daniel J. Dorman	Dated:	March 25, 2022
Daniel J. Dorman, Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

By:	/s/ Laurence J. De Fiore	Dated:	March 25, 2022
Lawrence J. De Fiore, Director

By:	/s/ Richard A. Walawender	Dated:	March 25, 2022
Richard A. Walawender, Director

Financial Statements

and Report of

Independent Registered Public Accounting Firm

Sandston Corporation

December 31, 2021 and 2020

SANDSTON CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Sandston Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sandston Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Plante & Moran, PLLC

Southfield , Michigan

March 25, 2022

Sandston Corporation

Balance Sheets

December 31, 2021 and 2020

	December 31,
	2021	2020

Assets
Current assets:
Cash	$203	$203

Total assets	$203	$203

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$13,293	$13,682

Stockholders’ equity (deficit):
Common stock, no par value; 30,000,000 shares authorized; 17,987,031 and 17,707,472 shares issued and outstanding at December 31, 2021 and 2020	34,033,975	34,006,218
Accumulated deficit	(34,047,065)	(34,019,697)
Total stockholders’ equity (deficit)	(13,090)	(13,479)

Total liabilities and stockholders’ equity (deficit)	$203	$203

See accompanying notes to financial statements.

Sandston Corporation

Statements of Operations

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021		2020

Net revenues		$-		$-

General and administrative expenses		27,368		24,730

Operating loss		(27,368)		(24,730)

Income taxes		-		-

Net loss		$(27,368)		$(24,730)

Loss per share - basic and diluted (Note 2):	$	nil	$	nil

Weighted average shares - basic and diluted (Note 2):		17,814,361		17,431,226

See accompanying notes to financial statements.

Sandston Corporation

Statements of Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2020	17,195,683	33,971,238	(33,994,967)	(23,729)

Sale of common stock	511,789	34,980		34,980

Net loss for the year ended December 31, 2020			(24,730)	(24,730)

Balance, December 31, 2020	17,707,472	34,006,218	(34,019,697)	(13,479)

Sale of common stock	279,559	27,757		27,757

Net loss for the year ended December 31, 2021			(27,368)	(27,368)

Balance, December 31, 2021	17,987,031	$34,033,975	$(34,047,065)	$(13,090)

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries

Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,368)	$(24,730)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in current assets and liabilities that provided (used) cash:
Accounts payable	(389)	(10,244)
Net cash used in operating activities	(27,757)	(34,974)

Cash flows from financing activities – sale of common stock	27,757	34,980

Net increase (decrease) in cash and cash equivalents	-0-	6
Cash at beginning of year	203	197

Cash at end of year	$203	$203

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries

Notes to Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

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

Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company. The Company has made several subsequent sales of common stock to Dorman Industries in order to raise cash to pay operating expenses. Between December 30, 2010 and December 31, 2021, the Company sold to Dorman Industries a total of 7,190,050 shares at per share prices equal to the closing price the day prior to each sale, and realized proceeds of $233,769. Dorman Industries currently is the beneficial owner of 69.15% of the Company’s outstanding common stock.

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

Liquidity and Management Plans

The Company became a “public shell” corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering sundry and various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services. These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, from $120,000 of proceeds from the sale, through a private placement, to certain accredited investors of common stock in December 2006, and from $233,769 of proceeds from the sales, through private placements, of unregistered common stock to Dorman Industries in the years 2010 through 2021.

As reflected in the accompanying balance sheet at December 31, 2021, cash totals $203. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2022. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. There can be no assurance that Dorman Industries, which owns 69.15% of the Company’s outstanding stock, or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Stock Option Plans

The Company’s Long-Term Incentive Plan (the “Incentive Plan”), adopted in April 1999, provides for the granting of awards to purchase a total of 250,000 shares of common stock to key employees and others. No options were granted in 2021 or 2020.

Loss Per Share

Loss per share is calculated using the weighted average number of common shares outstanding during the years presented. The weighted average shares outstanding used in computing loss per share was 17,814,361 and 17,431,226 for the years ended December 31, 2021 and 2020, respectively. There are no outstanding dilutive stock options and warrants. All outstanding stock options and warrants were cancelled effective with the Net Asset Sale.

Note 3 - Taxes on Income

Income tax expense is $-0- for both 2021 and 2020, including $-0- in current taxes and $-0- in deferred taxes for both 2021 and 2020.

A reconciliation of income tax expense recognized to income taxes at statutory rates is as follows:

	Year Ended December 31,
	2021	2020

Tax benefit computed at statutory rates (21% in 2021 and 2020)	$(5,700)	$(5,200)

Change in valuation allowance	(5,700)	(5,200)

Income tax expense	$-0-	$-0-

At December 31, 2021, the Company has net operating loss carryforwards (“NOLs”) of approximately $477,000 that can be used to offset future taxable income, and such NOLs result in a gross deferred tax asset of approximately $99,200 at that date. These NOLs expire in varying amounts through 2037 for losses prior to 2018, and the NOLs generated in 2018 and thereafter have no expiration date. Realization of these NOLs is subject to annual limitations under current IRS regulations pursuant to change in control provisions and is dependent on the existence of future taxable income. At December 31, 2021 and 2020, a valuation allowance has been recognized for the entire amount of the Company’s net deferred tax asset. The valuation allowance increased by $5,700 in 2021, increasing from $93,500 at December 31, 2020 to $99,200 at December 31, 2021.

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004. There were no option grants in the years ended December 31, 2021 and 2020, and there are no outstanding options as of December 31, 2021 or 2020.