Form 10-Q
period 2022-06-30
SANDSTON CORP
filed 2022-08-15
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: No par value Common Stock:

18,011,789 shares outstanding as of August 15, 2022

PART I -- FINANCIAL INFORMATION

Item 1.        Financial Statements

Sandston Corporation

Condensed Balance Sheet

June 30, 2022 and December 31, 2021

	June 30,
	2022	December 31,
	(Unaudited)	2021
Assets
Current assets:
Cash	$88	$203

Total assets	$88	$203

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$29,309	$13,293
Total current liabilities	29,309	13,293

Stockholders’ equity (deficit):
Common stock, no par value, 30,000,000 shares authorized, 18,011,789 shares outstanding at June 30, 2022 and 17,987,031 issued and outstanding at December 31, 2021	34,037,652	34,033,975
Accumulated deficit	(34,066,873)	(34,047,065)

Total stockholders’ equity (deficit)	(29,221)	(13,090)

Total liabilities and stockholders’ equity (deficit)	$88	$203

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Operations

For the Three- and Six-Month Periods Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$—	$—	$—	$—
General and administrative expense	5,939	4,256	19,808	16,033

Loss before income taxes	(5,939)	(4,256)	(19,808)	(16,033)
Income taxes	—	—	—	—

Net loss	$(5,939)	$(4,256)	$(19,808)	$(16,033)

Loss per share amounts – basic and diluted (Note 2):	$—	$—	$—	$—
Weighted average shares outstanding – basic and diluted (Note 2):	18,011,501	17,796,754	18,003,760	17,752,360

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Shareholders’ Equity

For the Three- and Six-Month Periods Ended June 30, 2022 and 2021

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance, January 1, 2022	17,987,031	$34,033,975	(34,047,065)	$(13,090)
Sale of common stock	18,208	2,367	—	2,367
Net loss for the three months ended March 31, 2022	—	—	(13,869)	(13,869)
Balance, March 31, 2022	18,005,239	$34,036,342	$(34,060,934)	$(24,592)
Sale of common stock	6,550	1,310	—	1,310
Net loss for the three months ended June 30, 2022	—	—	(5,939)	(5,939)
Balance, June 30, 2022	18,011,789	$34,037,652	$(34,066,873)	$(29,221)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance, January 1, 2021	17,707,472	$34,006,218	$(34,019,697)	$(13,479)
Net loss for the three months ended March 31, 2021	—	—	(11,777)	(11,777)
Balance, March 31, 2021	17,707,472	34,006,218	(34,031,474)	(25,256)
Sale of common stock	133,626	6,989	—	6,989
Net loss for the three months ended June 30, 2021	—	—	(4,256)	(4,256)
Balance, June 30, 2021	17,841,098	$34,013,207	$(34,035,730)	$(22,523)

See notes to condensed financial statements.

Sandston Corporation

Condensed Statements of Cash Flows

For the Six-Month Periods Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(19,808)	$(16,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities that provided (used) cash:
Accounts payable	16,016	9,044
Net cash used in operating activities	(3,792)	(6,989)

Cash flows from financing activities - sale of common stock	3,677	6,989

Net increase (decrease) in cash	(115)	—
Cash at beginning of period	203	203

Cash at end of period	$88	$203

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

See notes to condensed financial statements.

Sandston Corporation

Notes to Condensed Financial Statements

For The Three- and Six-Month Periods Ended June 30, 2022 and 2021

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

Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company. The Company has made several subsequent sales of common stock to Dorman Industries in order to raise cash to pay operating expenses. Between December 30, 2010 and June 30, 2022, the Company sold to Dorman Industries a total of 7,214,808 shares at per share prices equal to the closing price the day prior to each sale, and realized proceeds of $237,446. Dorman Industries currently is the beneficial owner of 69.19% of the Company’s outstanding common stock.

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

Liquidity and Management Plans

The Company became a “public shell” corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering sundry and various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services. These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, from $120,000 of proceeds from the sale, through a private placement, to certain accredited investors of common stock in December 2006, and from $237,446 of proceeds from the sales, through private placements, of unregistered common stock to Dorman Industries in the years 2010 through 2022.

As reflected in the accompanying balance sheet at June 30, 2022, cash totals $88. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2022. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. There can be no assurance that Dorman Industries, which owns 69.19% of the Company’s outstanding stock, or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Three Month Periods Ended June 30, 2022 and 2021

Administrative expenses increased by $1,683, or 39.5%, to $5,939 for the three-month period ended June 30, 2022, compared to $4,256 of expenses incurred in the comparable 2021 period, primarily relating to professional and printing/filing fees.

Six Month Periods Ended June 30, 2022 and 2021

Administrative expenses increased by $3,775, or 23.5%, to $19,808 for the six-month period ended June 30, 2022, compared to $16,033 in the comparable 2021 period, primarily related to professional and printing/filing fees.

Liquidity and Capital Resources

Primary sources of liquidity for the Company following the March 31, 2004 Net Asset Sale have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with a) $30,000 cash retained from the businesses that were sold, b) $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, c) $120,000 of proceeds from the sale of stock on December 21, 2006 to certain accredited investors, and d) $237,446 of proceeds from sale of stock between 2010 and 2022 to Dorman Industries.

As reflected in the accompanying balance sheet at June 30, 2022, cash totals $88. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management believes that it will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2022. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. Management intends to obtain such administrative funds from Dorman Industries in the form of loans or through equity sales in an amount sufficient to sustain operations at their current level. Dorman Industries owns 69.19% of the Company’s outstanding common stock. There can be no assurance that Dorman Industries or any other party will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.Controls and Procedures

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.Exhibits and Reports on Form 10-Q

Exhibits included herewith are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sandston Corporation

August 15, 2022	/s/ Daniel J. Dorman
Date	President, CEO and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15 (D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13(A) – 14(A) or 15(D) – 14 (A) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
**	Filed herewith.