Form 10-K
period 2022-12-31
SANDSTON CORP
filed 2023-03-30
CIK 892832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

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

☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2022, the last day of the Registrant’s second quarter, computed by reference to the closing price of such stock on such date as quoted on the OTCBB, was approximately $652,000. For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer’s Common Stock on March 30, 2023 was 18,061,370.

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

We have historically relied on Dorman Industries, LLC to fund our ongoing administrative expenses.  Dorman Industries, LLC has recently advised us that it will not fund our ongoing expenses after this Annual Report on Form 10-K is filed. Therefore, unless we find an alternative source of funding or acquire an operating business, we will be unable to continue our ongoing reporting obligations and this may be the last filing we make with the SEC.  We cannot assure you that we will be successful in our efforts to locate financing or acquire an operating business or that any such acquisition will result in our future profitability. Our failure to successfully find alternative financing sources will result in our no longer being able to make public filings and could have a material adverse effect on the market price of our common stock and our ability to acquire a target business. Our failure to successfully acquire an operating business could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

Item 1.          Business.

Corporate History

Prior to April 1, 2004, Sandston Corporation was named Nematron Corporation (“Nematron” or the “Company”), which was incorporated in Michigan in October 1983. In 1986, Nematron became a wholly owned subsidiary of Interface Systems, Inc. (“Interface”). The former business of Nematron was the design, manufacture and marketing of factory automation products, including computer hardware and software products. On March 31, 2004 Nematron sold to NC Acquisition Corp. (“NCAC”) all of its tangible and intangible assets, including its real estate, accounts, equipment, intellectual property, inventory, goodwill and other intangibles, and all subsidiaries except for $30,000 in cash, (the “Net Asset Sale”). NCAC also assumed all of Nematron’s liabilities pursuant to the Net Asset Sale. Following the Net Asset Sale, Nematron’s only remaining assets were $30,000 in cash; it retained no liabilities. Pursuant to the Net Asset Sale, and effective April 1, 2004, the Company has no subsidiaries. On April 1, 2004 NCAC amended its Articles of Incorporation to change its name to Sandston Corporation (the “Company”) and implemented a shareholder-approved one-for-five reverse stock split of the Company’s common stock. Also, on April 1, 2004 the Company sold a total of 5,248,257 post-split shares to Dorman Industries, LLC (“Dorman Industries”) for $50,000. Dorman Industries is a Michigan limited liability company wholly owned by Mr. Daniel J. Dorman, who became the Company’s Chairman of the Board, CEO, and President following such stock purchase. By virtue of its purchase of common stock, Dorman Industries became the owner of 62.50% of the outstanding common stock of the

Company, and currently is the beneficial owner of 69.28% of the Company’s outstanding common stock. Patricia A. Dorman, Mr. Dorman’s wife, is the beneficial owner of an additional 3.32% of the Company’s outstanding common stock.

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

Description of Business

The business of the Company since April 1, 2004 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. The Company has had no revenue generating activities since April 1, 2004, nor has it had any employees since that date. The administrative activities of the Company are performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company totaled $33,145 and $27,368 for the years ended December 31, 2022 and 2021, respectively.

Human Capital Resources

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

RISKS RELATED TO SANDSTON CORPORATION

WE MAY NOT BE ABLE TO CONTINUE TO MAKE PUBLIC FILINGS UNLESS WE FIND A SOURCE OF FINANCING

We have historically relied on Dorman Industries, LLC to fund our ongoing administrative expenses. Dorman Industries, LLC has recently advised us that it will not fund our ongoing expenses after this Annual Report on Form 10-K is filed. Therefore, unless we find an alternative source of funding or acquire an operating business, we will be unable to continue our ongoing reporting obligations and this may be the last filing we make with the SEC.  We cannot assure you that we will be successful in our efforts to locate financing or acquire an operating business or that any such acquisition will result in our future profitability. Our failure to successfully find alternative financing sources will result in our no longer being able to make public filings and could have a material adverse effect on the market price of our common stock and our ability to acquire a target business. Our failure to successfully acquire an operating business could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

THE EFFECTS OF COVID-19 MAY AFFECT OUR ABILITY TO AFFECT AN ACQUISITION

The effects of the novel coronavirus (“COVID-19”) may adversely affect our ability to identify acquisition targets and if identified, to evaluate, negotiate, and close on any acquisition. The worldwide COVID 19 pandemic has negatively affected the global economy, and it is likely to continue to do so. Since the beginning of January 2020, the outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business. The extent of such effects will depend on future developments that are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that have be taken, or future measures, by various governmental authorities in response to the outbreak (such as quarantines, shelter-in-place orders and travel restrictions) and the possible further impacts on the global economy.

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

Our principal shareholder, Daniel J. Dorman, owns or controls 69.28% of our common stock. His wife owns 3.32% of our common stock. Consequently, they will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he is now an officer and director. Because Mr. Dorman and his wife own or control a majority of our common stock, they will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, they may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

Item 1B.        Unresolved Staff Comments.

None.

Item 2.          Properties.

The Company does not own or lease any property. The Company’s headquarters are located in space provided by Dorman Industries which leases its offices from a third party. The Company uses the office equipment and furniture of Dorman Industries to conduct its business. Dorman Industries has not charged the Company for the use of its property and equipment.

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

2022	High	Low
First Quarter	$0.20	$0.13
Second Quarter	0.20	0.15
Third Quarter	0.20	0.15
Fourth Quarter	0.15	0.15

2021	High	Low
First Quarter	$0.15	$0.04
Second Quarter	0.13	0.05
Third Quarter	0.20	0.08
Fourth Quarter	0.19	0.15

The Company estimates that there are approximately 200 holders of record of the Company’s Common Stock as of March 30, 2023.

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

Year	Number of Sales	Shares	Proceeds	Range of Price Per Share
2022	6	74,339	13,060	$0.13 to $0.20
2021	8	279,559	$27,757	$0.05 to $0.15
2020	9	511,789	34,980	$0.05 to $0.08
2019	6	530,022	19,989	$0.03 to $0.06
2018	4	524,358	17,710	$0.03 to $0.05
2017	7	955,883	21,262	$0.02 to $0.09
2016	6	523,867	18,635	$0.03 to $0.04
2015	3	394,506	15,780	$0.04
2014	3	733,300	21,803	$0.02 to $0.04
2013	1	361,767	10,853	$0.03
2012	1	1,500,000	15,000	$0.01
2011	1	375,000	15,000	$0.04
2010	1	500,000	15,000	$0.03
2006	1	2,400,000	120,000	$0.05

Total	57	9,664,390	$366,829	$0.01 to $0.20

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

Purchases of Equity Securities by the Issuer

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares
	Number	Average Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced	Purchased Under
Period	Purchased	Share	Plans or Programs	the Plans or Programs
Month Ended October 31, 2022	-0-	Not applicable	-0-	-0-
Month Ended November 30, 2022	-0-	Not applicable	-0-	-0-
Month Ended December 31, 2022	-0-	Not applicable	-0-	-0-
Total	-0-	Not applicable	-0-	-0-

Equity Compensation Plan Information

As of December 31, 2022, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

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

We have historically relied on Dorman Industries, LLC to fund our ongoing administrative expenses. Dorman Industries, LLC has recently advised us that it will not fund our ongoing expenses after this Annual Report on Form 10-K is filed. Therefore, unless we find an alternative source of funding or acquire an operating business, we will be unable to continue our ongoing reporting obligations and this may be the last filing we make with the SEC. We cannot assure you that we will be successful in our efforts to locate financing or acquire an operating business or that any such acquisition will result in our future profitability. Our failure to successfully find alternative financing sources will result in our no longer being able to make public filings and could have a material adverse effect on the market price of our common stock and our ability to acquire a target business. Our failure to successfully acquire an operating business could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The business of the Company in 2022 includes only its consideration of various investment opportunities and incurring administrative expenses related to legal, accounting and administrative activities. The Company had no revenue generating activities in 2022. The Company has had no employees since April 1, 2004. The administrative activities of the Company since April 1, 2004 have been performed by the Chairman, who also serves as the CEO, President and Principal Financial Officer. Direct administrative expenses of the Company for the year ended December 31, 2022 totaled $33,145 an increase of $5,777, or 21.1%, compared to $27,368 incurred for the year ended December 31, 2021. The increase in expenses relates primarily to increases in printing and SEC filing services and in audit fees.

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

Year	Shares	Proceeds
2006	2,400,000	$120,000
2010	500,000	15,000
2011	375,000	15,000
2012	1,500,000	15,000
2013	361,767	10,853
2014	733,300	21,803
2015	394,506	15,780
2016	523,867	18,635
2017	955,883	21,262
2018	524,358	17,710
2019	530,022	19,989
2020	511,789	34,980
2021	279,559	27,757
2022	74,339	13,060

Total	9,664,390	$366,829

As reflected in the accompanying balance sheet at December 31, 2022, cash totals $22. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2023. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Our President and sole executive officer has conducted an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2022. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment of our internal control over financial reporting, management concluded that our controls were effective as of December 31, 2022.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers, Promoters and Corporate Governance.

Directors of the Company

Certain information relating to the persons who are the directors of the Company is set forth below.

			Director	Term
Name	Age	Principal Occupation	Since	Expires

Daniel J. Dorman	60	President of Dorman Industries, LLC, a company that beneficially owns 69.28% of the outstanding Common Stock of the Company (1)	2004	2010 (2)
Lawrence J. De Fiore	62	CPA and shareholder and officer of DeFiore Spalding, P.C., a public accounting firm	2004	2009 (2)
Richard A. Walawender	62	Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC.	2006	2008 (2)

(1)  This percentage does not include 3.32% of the Company’s outstanding Common Stock owned beneficially by Patricia A. Dorman, Mr. Dorman’s wife.

(2)  Messrs. Dorman, De Fiore, and Walawender will serve until their resignation or removal or until their successor is elected.

Daniel J. Dorman was appointed to the Board of Directors in April 2004 upon the purchase by Dorman Industries, LLC of 62.50% of the then outstanding common stock of the Company. Mr. Dorman is the founder of Dorman Industries, LLC, which he founded in 2004 to hold interests in several operating companies, and he has served as its President since its inception. Mr. Dorman has been the president of D.J. Dorman & Co., Inc. and its predecessor since 1989. D.J. Dorman & Co., Inc. originates, structures, acquires and manages investments in private equity and buy-out opportunities on behalf of several entities. Mr. Dorman is also a director of several other private entities.

Lawrence J. De Fiore was appointed to the Board of Directors in April 2004 upon the purchase by Dorman Industries, LLC of 62.50% of the outstanding Common Stock of the Company. Mr. De Fiore has been a CPA for over 20 years and is currently a shareholder and officer of the CPA firm of De Fiore Spalding, P.C. In addition, Mr. De Fiore is a managing member of Spalding Capital, LLC, a merchant banking firm, and serves on the boards of certain private equity funds and growth oriented operating enterprises. Mr. De Fiore has been active in over seventy-five transactions involving acquisitions and private investment as a principal and as a senior advisor to various Midwest based institutions and private families. Mr. De Fiore has extensive investment experience in financial due diligence, business valuation, ongoing portfolio management and strategic alliances. Mr. De Fiore graduated with honors from the Business School at Michigan State University and is licensed as a CPA in the State of Michigan.

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

Based solely on its review of the copies of such reports received by it and written representations of its executive officers and incumbent directors, the Company believes that during the year ended December 31, 2022, all filing requirements under Section 16(a) applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

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

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. A copy of such code of ethics has been filed with the SEC as Exhibit 14.01 to this annual report on Form 10-K.

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

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation	All Other
Name and Principal		Annual Compensation		Awards	Compensation
Occupation	Year	Salary ($)	Bonus ($)	Options (#)	($)

Daniel J. Dorman,	2022	$-0-	$-0-	-0-	$-0-
President and Chief	2021	$-0-	$-0-	-0-	$-0-
Executive Officer	2020	$-0-	$-0-	-0-	$-0-

Options

The following table sets forth information concerning options granted to the Named Executive Officer in the year ended December 31, 2022.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants
	Number of	Percent of Total
	Securities	Options Granted To	Exercise or
	Underlying Options	Employees In	Base Price	Expiration
Name	Granted	Fiscal Year	($/Share)	Date

Daniel J. Dorman	-0-	-0-%	---	---

The Named Executive Officer did not exercise any options in the year ended December 31, 2022. The following table provides information with respect to unexercised options held by the Named Executive Officer as of December 31, 2022.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

YEAR-END OPTION VALUES

	Number of Securities Underlying		Value of Unexercised In-the-Money
	Unexercised Options at Year-End		Options at Year End
	(Number)		(Dollars) (1)
Name	Exercisable (1)	Unexercisable	Exercisable	Unexercisable

Daniel J. Dorman	-0-	-0-	$-0-	$-0-

(1)    Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the OTCBB at the end of 2022 and the option exercise price.

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004, and there are no outstanding options as of December 31, 2022 or 2021.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 31, 2022 with respect to the beneficial ownership of Common Stock by current directors, each executive officer named in the Summary Compensation Table under “Executive Compensation”, all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a “5% Owner”). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

	Number of Shares
Name	Beneficially Owned	Percent of Class (4)
Directors and Management:
Daniel J. Dorman (1)	12,512,646	69.28%
Lawrence J. De Fiore (2)	400,000	2.21%
Richard A. Walawender (3)	200,000	1.11%
All directors and executive officers as group (3 persons)	13,112,646	72.60%

5% Owners:
Daniel J. Dorman (1)	12,512,646	69.28%

(1)	The number of shares shown in the table for Mr. Dorman represents 5,248,257 shares purchased on April 1, 2004, 500,000 shares purchased in 2010, 375,000 shares purchased in 2011, 1,500,000 shares purchased in 2012, 361,766 shares purchased in 2013, 733,300 shares purchased in 2014, 394,506 shares purchased in 2015, 523,867 shares purchased in 2016, 955,883 shares purchased in 2017, 524,358 shares purchased in 2018, 530,022 shares purchased in 2019, 511,789 shares purchased in 2020, 279,559 shares purchased in 2021, and 74,339 shares purchased in 2022 by Dorman Industries, LLC, an entity owned by Mr. Dorman, but does not include 600,000 shares purchased in December 2006 by Patricia A. Dorman, Mr. Dorman’s wife. Mr. Dorman disclaims beneficial ownership of any and all shares of the Company’s common stock beneficially owned by his wife.
(2)	The shares shown in the table for Mr. DeFiore represent those shares purchased in December 2006 by the Lawrence J. DeFiore Living Trust.
(3)	The shares shown in the table for Mr. Walawender represent those shares purchased in December 2006 by Walawender Holdings, LLC.
(4)	The number of shares and percentages were determined as of December 31, 2022. At that date 18,061,370 shares of stock were outstanding. There were no outstanding common stock equivalents at that date or subsequent thereto to the date of this filing.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Mr. Walawender is a Senior Principal at the law firm Miller, Canfield, Paddock and Stone, PLC. There were no legal fees incurred in 2022 or 2021.

Item 14.Principal Accountant Fees and Services.

The Company’s independent accountants, Plante & Moran PLLC, have been engaged since July 2004. Fees paid to the Plante & Moran PLLC during 2022 and 2021 are as follows:

	2022	2021
Audit Fees	$17,600	$13,900
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

1.	Report of Independent Registered Public Accounting Firm (Plante & Moran, PLLC, Southfield, MI, PCAOB ID 166)
2.	Balance Sheets as of December 31, 2022 and 2021
3.	Statements of Operations for the years ended December 31, 2022 and 2021
4.	Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021
5.	Statements of Cash Flows the years ended December 31, 2022 and 2021
6.	Notes to Financial Statements for the years ended December 31, 2022 and 2021

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

3.02	Amended and Restated Bylaws, as amended, filed as Exhibit 3.02 to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by reference
4.03	Description of Securities Registered Pursuant to Section 12 of the Securities Act**
10.01	Nematron Corporation Long-Term Incentive Plan, filed as Exhibit 10.03 to the Registrant’s Form 10-QSB for the quarterly period ended March 31, 1999 and incorporated herein by reference
14.01	Code of Ethics filed as Exhibit 14.01 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference
23.01	Consent of Plante & Moran, PLLC**
31.01	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002)**
31.02	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002)**
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
**	Filed herewith.

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

Sandston Corporation

By:	/s/ Daniel J. Dorman	Dated:	March 30, 2023
Daniel J. Dorman, Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

By:	/s/ Laurence J. De Fiore	Dated:	March 30, 2023
Lawrence J. De Fiore, Director

By:	/s/ Richard A. Walawender	Dated:	March 30, 2023
Richard A. Walawender, Director

Financial Statements

and Report of

Independent Registered Public Accounting Firm

Sandston Corporation

December 31, 2022 and 2021

SANDSTON CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Sandston Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sandston Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Plante & Moran, PLLC

Southfield , Michigan

March 30, 2023

Sandston Corporation

Balance Sheets

December 31, 2022 and 2021

	December 31,
	2022	2021

Assets
Current assets:
Cash	$22	$203

Total assets	$22	$203

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$33,197	$13,293

Stockholders’ equity (deficit):
Common stock, no par value; 30,000,000 shares authorized; 18,061,370 and 17,987,031 shares issued and outstanding at December 31, 2022 and 2021	34,047,035	34,033,975
Accumulated deficit	(34,080,210)	(34,047,065)
Total stockholders’ equity (deficit)	(33,175)	(13,090)

Total liabilities and stockholders’ equity (deficit)	$22	$203

See accompanying notes to financial statements.

Sandston Corporation

Statements of Operations

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022		2021

Net revenues		$-		$-

General and administrative expenses		33,145		27,368

Operating loss		(33,145)		(27,368)

Income taxes		-		-

Net loss		$(33,145)		$(27,368)

Loss per share - basic and diluted (Note 2):	$	nil	$	nil

Weighted average shares - basic and diluted (Note 2):		18,027,575		17,814,361

See accompanying notes to financial statements.

Sandston Corporation

Statements of Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2021	17,707,472	34,006,218	(34,019,697)	(13,479)

Sale of common stock	279,559	27,757		27,757

Net loss for the year ended December 31, 2021			(27,368)	(27,368)

Balance, December 31, 2021	17,987,031	34,033,975	(34,047,065)	(13,090)

Sale of common stock	74,339	13,060		13,060

Net loss for the year ended December 31, 2022			(33,145)	(33,145)

Balance, December 31, 2022	18,061,370	$34,047,035	$(34,080,210)	$(33,175)

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries

Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,145)	$(27,368)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in current assets and liabilities that provided (used) cash:
Accounts payable	19,904	(389)
Net cash used in operating activities	(13,241)	(27,757)

Cash flows from financing activities – sale of common stock	13,060	27,757

Net increase (decrease) in cash and cash equivalents	(181)	-0-
Cash at beginning of year	203	203

Cash at end of year	$22	$203

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to financial statements.

Sandston Corporation and Subsidiaries

Notes to Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

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

Dorman Industries is a Michigan Limited Liability Company wholly owned by Mr. Daniel J. Dorman, the Company’s Chairman of the Board, President and Principal Accounting Officer. Pursuant to its purchase of these shares, Dorman Industries became the owner of 62.50% of the then outstanding common stock of the Company. The Company has made several subsequent sales of common stock to Dorman Industries in order to raise cash to pay operating expenses. Between December 30, 2010 and December 31, 2022, the Company sold to Dorman Industries a total of 7,264,389 shares at per share prices equal to the closing price the day prior to each sale, and realized proceeds of $246,829. Dorman Industries currently is the beneficial owner of 69.28% of the Company’s outstanding common stock.

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

Liquidity and Management Plans

The Company became a “public shell” corporation on April 1, 2004 following the Net Asset Sale and since that date its operational activities have been limited to considering sundry and various acquisition opportunities, and its financial activities have been limited to administrative activities and incurring expenditures for accounting, legal, filing, printing, office and auditing services. These expenditures have been paid with the $30,000 cash retained from the businesses that were sold, from $50,000 of proceeds from the sale of common stock on April 1, 2004 to Dorman Industries, from $120,000 of proceeds from the sale, through a private placement, to certain accredited investors of common stock in December 2006, and from $246,829 of proceeds from the sales, through private placements, of unregistered common stock to Dorman Industries in the years 2010 through 2022.

As reflected in the accompanying balance sheet at December 31, 2022, cash totals $22. Based on such balance and management’s forecast of activity levels during the period that it may remain a “public shell” corporation, management will have to again sell through private placement a number of additional shares of common stock to generate sufficient cash to pay its current liabilities and its administrative expenses as such expenses become due in 2023. If the Company has not identified and consummated an acquisition by that date, the Company will need to obtain additional funds to maintain its administrative activities as a public shell company. We have historically relied on Dorman Industries, LLC to fund our ongoing administrative expenses. Dorman Industries, LLC has recently advised us that it will not fund our ongoing expenses after March 30, 2023.  Therefore, unless we find an alternative source of funding or acquire an operating business, we will be unable to continue our ongoing operations or reporting obligations with the SEC.  We cannot assure you that we will be successful in our efforts to locate financing or acquire an operating business or that any such acquisition will result in our future profitability. Our failure to successfully find alternative financing sources will result in our no longer being able to make public filings and could have a material adverse effect on the market price of our common stock and our ability to acquire a target business.  Our failure to successfully acquire an operating business could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

There can be no assurance that any entity will advance needed funds on any terms. The Company has not identified as yet potential acquisition candidates, the acquisition of which would mean that the Company would cease being a “public shell” and begin operating activities.

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

Loss Per Share

Loss per share is calculated using the weighted average number of common shares outstanding during the years presented. The weighted average shares outstanding used in computing loss per share was 18,027,575 and 17,814,361 for the years ended December 31, 2022 and 2021, respectively. There are no outstanding dilutive stock options and warrants. All outstanding stock options and warrants were cancelled effective with the Net Asset Sale.

Note 3 - Taxes on Income

Income tax expense is $-0- for both 2022 and 2021, including $-0- in current taxes and $-0- in deferred taxes for both 2022 and 2021.

A reconciliation of income tax expense recognized to income taxes at statutory rates is as follows:

	Year Ended December 31,
	2022	2021

Tax benefit computed at statutory rates (21% in 2022 and 2021)	$(7,000)	$(5,700)

Change in valuation allowance	(7,000)	(5,700)

Income tax expense	$-0-	$-0-

At December 31, 2022, the Company has net operating loss carryforwards (“NOLs”) of approximately $510,000 that can be used to offset future taxable income, and such NOLs result in a gross deferred tax asset of approximately $106,200 at that date. These NOLs expire in varying amounts through 2037 for losses prior to 2018, and the NOLs generated in 2018 and thereafter have no expiration date. Realization of these NOLs is subject to annual limitations under current IRS regulations pursuant to change in control provisions and is dependent on the existence of future taxable income. At December 31, 2022 and 2021, a valuation allowance has been recognized for the entire amount of the Company’s net deferred tax asset. The valuation allowance increased by $7,000 in 2022, increasing from $99,200 at December 31, 2021 to $106,200 at December 31, 2022.

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

The Committee is also authorized to grant performance share awards under the Incentive Plan that are payable at the discretion of the Committee in cash, shares of Common Stock, or a combination of each, upon achievement of performance goals established by the Committee. The Committee will determine the terms and conditions of restricted stock and performance share awards, including the acceleration or lapse of any restrictions or conditions of such awards. Outstanding options under the Incentive Plan were cancelled as of March 31, 2004. There were no option grants in the years ended December 31, 2022 and 2021, and there are no outstanding options as of December 31, 2022 or 2021.